Form 10-Q
period 2020-09-30
FIRSTCASH, INC
filed 2020-10-26
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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

Not Applicable
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

As of October 20, 2020, there were 41,440,498 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration and severity of the COVID-19 pandemic, the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand and regulations which could adversely affect the Company’s ability to continue to fully operate, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan and retail products, the deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending, and currency fluctuations, primarily involving the Mexican peso and (2) those discussed and described in the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020, including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC, including the Company’s quarterly report on Form 10-Q filed with the SEC on April 27, 2020. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2020	2019	2019
ASSETS
Cash and cash equivalents	$78,844	$61,183	$46,527
Fees and service charges receivable	36,423	48,587	46,686
Pawn loans	270,619	385,907	369,527
Consumer loans, net	—	895	751
Inventories	168,664	281,921	265,256
Income taxes receivable	7,534	1,944	875
Prepaid expenses and other current assets	10,647	9,275	11,367
Total current assets	572,731	789,712	740,989

Property and equipment, net	341,827	300,087	336,167
Operating lease right of use asset	289,175	288,460	304,549
Goodwill	932,329	936,562	948,643
Intangible assets, net	83,837	86,468	85,875
Other assets	9,087	10,880	11,506
Deferred tax assets	6,509	10,624	11,711
Total assets	$2,235,495	$2,422,793	$2,439,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$79,979	$81,999	$72,398
Customer deposits	36,189	41,686	39,736
Income taxes payable	183	713	4,302
Lease liability, current	84,970	83,328	86,466
Total current liabilities	201,321	207,726	202,902

Revolving unsecured credit facilities	40,000	340,000	335,000
Senior unsecured notes	492,775	296,394	296,568
Deferred tax liabilities	69,261	61,240	61,431
Lease liability, non-current	188,212	181,257	193,504
Total liabilities	991,569	1,086,617	1,089,405

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,226,512	1,229,793	1,231,528
Retained earnings	767,683	684,865	727,476
Accumulated other comprehensive loss	(164,877)	(113,516)	(96,969)
Common stock held in treasury, at cost	(585,885)	(465,459)	(512,493)
Total stockholders’ equity	1,243,926	1,336,176	1,350,035
Total liabilities and stockholders’ equity	$2,235,495	$2,422,793	$2,439,440

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Retail merchandise sales	$234,982	$281,358	$819,011	$844,353
Pawn loan fees	99,570	142,879	343,675	420,994
Wholesale scrap jewelry sales	25,281	25,661	74,437	82,352
Consumer loan and credit services fees	57	2,561	2,003	18,378
Total revenue	359,890	452,459	1,239,126	1,366,077

Cost of revenue:
Cost of retail merchandise sold	137,230	178,597	493,436	534,218
Cost of wholesale scrap jewelry sold	19,818	22,660	61,022	76,947
Consumer loan and credit services loss provision	104	223	(480)	3,829
Total cost of revenue	157,152	201,480	553,978	614,994

Net revenue	202,738	250,979	685,148	751,083

Expenses and other income:
Store operating expenses	132,061	149,819	426,612	445,018
Administrative expenses	24,354	30,576	85,642	94,426
Depreciation and amortization	10,426	10,674	31,424	31,058
Interest expense	6,561	8,922	21,953	25,840
Interest income	(499)	(429)	(1,209)	(788)
Merger and other acquisition expenses	7	805	209	1,510
(Gain) loss on foreign exchange	(432)	1,648	1,639	926
Loss on extinguishment of debt	11,737	—	11,737	—
Write-offs and impairments of certain lease intangibles and other assets	837	—	6,549	—
Total expenses and other income	185,052	202,015	584,556	597,990

Income before income taxes	17,686	48,964	100,592	153,093

Provision for income taxes	2,624	14,203	26,739	42,629

Net income	$15,062	$34,761	$73,853	$110,464

Earnings per share:
Basic	$0.36	$0.81	$1.78	$2.56
Diluted	$0.36	$0.81	$1.77	$2.55

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$15,062	$34,761	$73,853	$110,464
Other comprehensive income:
Currency translation adjustment	7,273	(9,584)	(67,908)	(399)
Comprehensive income	$22,335	$25,177	$5,945	$110,065

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based com-pensation plan, net of 46 shares net-settled	—	—	(10,266)	—	—	(93)	6,939	(3,327)
Share-based compensation expense	—	—	2,851	—	—	—	—	2,851
Net income	—	—	—	32,918	—	—	—	32,918
Cash dividends ($0.27 per share)	—	—	—	(11,268)	—	—	—	(11,268)
Currency translation adjustment	—	—	—	—	(83,503)	—	—	(83,503)
Purchases of treasury stock	—	—	—	—	—	981	(80,331)	(80,331)
As of 3/31/2020	49,276	$493	$1,224,113	$749,126	$(180,472)	7,835	$(585,885)	$1,207,375
Share-based compensation expense	—	—	2,399	—	—	—	—	2,399
Net income	—	—	—	25,873	—	—	—	25,873
Cash dividends ($0.27 per share)	—	—	—	(11,189)	—	—	—	(11,189)
Currency translation adjustment	—	—	—	—	8,322	—	—	8,322
As of 6/30/2020	49,276	$493	$1,226,512	$763,810	$(172,150)	7,835	$(585,885)	$1,232,780
Net income	—	—	—	15,062	—	—	—	15,062
Cash dividends ($0.27 per share)	—	—	—	(11,189)	—	—	—	(11,189)
Currency translation adjustment	—	—	—	—	7,273	—	—	7,273
As of 9/30/2020	49,276	$493	$1,226,512	$767,683	$(164,877)	7,835	$(585,885)	$1,243,926

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2018	49,276	$493	$1,224,608	$606,810	$(113,117)	5,673	$(400,690)	$1,318,104
Shares issued under share-based com- pensation plan	—	—	(1,441)	—	—	(21)	1,441	—
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	42,655	—	—	—	42,655
Cash dividends ($0.25 per share)	—	—	—	(10,891)	—	—	—	(10,891)
Currency translation adjustment	—	—	—	—	5,423	—	—	5,423
Purchases of treasury stock	—	—	—	—	—	343	(29,190)	(29,190)
As of 3/31/2019	49,276	$493	$1,225,482	$638,574	$(107,694)	5,995	$(428,439)	$1,328,416
Exercise of stock options	—	—	(319)	—	—	(10)	719	400
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	33,048	—	—	—	33,048
Cash dividends ($0.25 per share)	—	—	—	(10,777)	—	—	—	(10,777)
Currency translation adjustment	—	—	—	—	3,762	—	—	3,762
Purchases of treasury stock	—	—	—	—	—	328	(30,222)	(30,222)
As of 6/30/2019	49,276	$493	$1,227,478	$660,845	$(103,932)	6,313	$(457,942)	$1,326,942
Share-based compensation expense	—	—	2,315	—	—	—	—	2,315
Net income	—	—	—	34,761	—	—	—	34,761
Cash dividends ($0.25 per share)	—	—	—	(10,741)	—	—	—	(10,741)
Currency translation adjustment	—	—	—	—	(9,584)	—	—	(9,584)
Purchases of treasury stock	—	—	—	—	—	80	(7,517)	(7,517)
As of 9/30/2019	49,276	$493	$1,229,793	$684,865	$(113,516)	6,393	$(465,459)	$1,336,176

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2020	2019
Cash flow from operating activities:
Net income	$73,853	$110,464
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of consumer loan credit loss provision	(829)	2,351
Share-based compensation expense	5,250	6,945
Depreciation and amortization expense	31,424	31,058
Amortization of debt issuance costs	1,219	1,429
Loss on extinguishment of debt	11,737	—
Non-cash write-offs and impairments of certain lease intangibles and other assets	6,549	—
Deferred income taxes, net	11,401	7,451
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	8,291	(2,475)
Inventories purchased directly from customers, wholesalers or manufacturers	26,628	(358)
Prepaid expenses and other assets	75	576
Accounts payable, accrued liabilities and other liabilities	12,971	7,020
Income taxes	(11,203)	(637)
Net cash flow provided by operating activities	177,366	163,824
Cash flow from investing activities:
Loan receivables, net (1)	145,930	(2,998)
Purchases of furniture, fixtures, equipment and improvements	(27,853)	(33,104)
Purchases of store real property	(20,946)	(42,954)
Acquisitions of pawn stores, net of cash acquired	(9,340)	(41,986)
Net cash flow provided by (used in) investing activities	87,791	(121,042)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	221,925	191,000
Repayments of unsecured credit facilities	(520,433)	(146,000)
Issuance of senior unsecured notes due 2028	500,000	—
Redemption of senior unsecured notes due 2024	(300,000)	—
Redemption premium and other redemption costs on senior unsecured notes due 2024	(8,781)	—
Debt issuance costs paid	(5,285)	—
Purchases of treasury stock	(80,331)	(67,221)
Proceeds from exercise of stock options	—	400
Payment of withholding taxes on net share settlements of restricted stock unit awards	(3,327)	—
Dividends paid	(33,646)	(32,409)
Net cash flow used in financing activities	(229,878)	(54,230)
Effect of exchange rates on cash	(2,962)	838
Change in cash and cash equivalents	32,317	(10,610)
Cash and cash equivalents at beginning of the period	46,527	71,793
Cash and cash equivalents at end of the period	$78,844	$61,183

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s annual report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2020. The consolidated financial statements as of September 30, 2020 and 2019, and for the three month and nine month periods ended September 30, 2020 and 2019, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and rapidly spread throughout the world. In March of 2020, the World Health Organization declared the outbreak a pandemic. Beginning at the end of the first quarter of 2020 and during the second quarter of 2020, many countries, states and other local government officials reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures, travel restrictions and other measures in an effort to reduce the spread of COVID-19 in addition to instituting broad-based stimulus, relief and forbearance programs in an effort to mitigate the economic impact of the pandemic.

The broad shutdowns in response to COVID-19 caused significantly reduced levels of personal spending by consumers in the U.S. and Latin America. This resulted in a significant decline in pawn lending activities, including increased redemptions of existing loans and decreased originations of new loans. Further impacting pawn loan demand during the second quarter were federal stimulus payments, forbearance programs and enhanced unemployment benefits in the U.S. and increased cross-border remittance payments from the U.S. to many Latin American countries. Beginning in approximately May and continuing through September 30, 2020, pawn loan originations began to recover, although pawn loan balances as of September 30, 2020 were still significantly lower than balances in the prior year. Resulting pawn loan fees and inventory levels were negatively impacted during the second and third quarters as a result of the lower pawn loan balances.

As most of the Company’s pawn stores were able to remain open as an essential business during the broad lock-downs, retail sales during the second quarter benefited from strong demand for stay-at-home products, such as consumer electronics, tools and sporting goods and were further enhanced by federal stimulus payments in the U.S., which drove additional demand across most product categories, including jewelry. These positive impacts on second quarter retail sales in Latin America were largely offset by a three-week regulatory prohibition of retail transactions in Mexico the last three weeks of May and closures of stores in El Salvador and Colombia during much of the second quarter. The strong retail demand experienced in the U.S. in the second quarter continued through much of the third quarter, although lower inventory balances also negatively impacted retail sales. Latin America’s sales were further impacted by a slower economic recovery compared to the U.S. As a result of the increased retail sales, especially in the second quarter, and less forfeited inventory from lower pawn receivable balances, inventory balances as of September 30, 2020 were significantly lower than balances in the prior year.

In addition, the economic global uncertainty resulting from COVID-19 has resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso.

The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions taken to contain its impact, as well as further actions, such as additional stimulus programs, taken to limit the resulting economic impact, among others.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition, including estimates and assumptions used by the Company in the calculation and evaluation of the accrual for earned but uncollected pawn loan fees, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

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

In January 2017, the Financial Accounting Standards Board issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which eliminates step two from the goodwill impairment test and, instead, requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be adopted on a prospective basis. The adoption of ASU 2017-04 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$15,062	$34,761	$73,853	$110,464

Denominator:
Weighted-average common shares for calculating basic earnings per share	41,440	42,957	41,597	43,183
Effect of dilutive securities:
Stock options and restricted stock unit awards	96	210	94	175
Weighted-average common shares for calculating diluted earnings per share	41,536	43,167	41,691	43,358

Earnings per share:
Basic	$0.36	$0.81	$1.78	$2.56
Diluted	$0.36	$0.81	$1.77	$2.55

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during the nine months ended September 30, 2020, the Company acquired 40 pawn stores in Mexico in two separate transactions. The aggregate purchase price for these acquisitions totaled $7.2 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $6.4 million in cash paid during the nine months ended September 30, 2020 and remaining short-term amounts payable to the seller of approximately $0.8 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of September 30, 2020 and 2019 was 4.1 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2020 and 2019 was 7.2% and 7.6%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.4 million and a loss of $0.5 million during the three months ended September 30, 2020 and 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2020 and 2019, the Company recognized a foreign currency loss of $3.5 million and a gain of $49,000, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense	$30,038	$31,083	$90,673	$93,355
Variable lease expense (1)	3,656	2,860	10,604	7,114
Total operating lease expense	$33,694	$33,943	$101,277	$100,469

(1)    Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2020 (in thousands):

Three months ending December 31, 2020	$27,118
2021	96,255
2022	74,028
2023	54,502
2024	32,970
Thereafter	30,471
Total	$315,344
Less amount of lease payments representing interest	(42,162)
Total present value of lease payments	$273,182

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$82,473	$87,509
Leased assets obtained in exchange for new operating lease liabilities	$81,151	$43,616

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2020	2019	2019
Revolving unsecured credit facility, maturing 2024 (1)	$40,000	$340,000	$335,000
5.375% senior unsecured notes due 2024 (2)	—	296,394	296,568
4.625% senior unsecured notes due 2028 (3)	492,775	—	—
Total long-term debt	$532,775	$636,394	$631,568

(1)    Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)    As of September 30, 2019 and December 31, 2019, deferred debt issuance costs of $3.6 million and $3.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying consolidated balance sheets.

(3)     As of September 30, 2020, deferred debt issuance costs of $7.2 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of September 30, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of September 30, 2020, the Company had $40.0 million in outstanding borrowings and $3.0 million in outstanding letters of credit under the Credit Facility, leaving $457.0 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2020. During the nine months ended September 30, 2020, the Company made net payments of $295.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2020. At September 30, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company completed an offering of $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to pay down a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes. The Company capitalized approximately $7.3 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.75 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company may redeem some or all of the Notes at any time on or after September 1, 2023, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. In addition, prior to September 1, 2023, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may redeem up to 40% of the Notes on or prior to September 1, 2023 with the proceeds of certain equity offerings at the redemption prices set forth in the Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the Notes.

Redemption of 2024 Notes

During the three months ended September 30, 2020, the Company redeemed all outstanding 2024 Notes. As a result, the Company recognized a loss on extinguishment of debt of $11.7 million, which includes the redemption premium paid over the outstanding $300.0 million principal amount of the 2024 Notes and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

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

Recurring Fair Value Measurements

As of September 30, 2020, 2019 and December 31, 2019, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the nine months ended September 30, 2020, the Company recorded a $1.9 million impairment related to a non-financial, non-operating asset that was included in other assets in the consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2020, 2019 and December 31, 2019 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,844	$78,844	$78,844	$—	$—
Fees and service charges receivable	36,423	36,423	—	—	36,423
Pawn loans	270,619	270,619	—	—	270,619
	$385,886	$385,886	$78,844	$—	$307,042

Financial liabilities:
Revolving unsecured credit facilities	$40,000	$40,000	$—	$40,000	$—
Senior unsecured notes (outstanding principal)	500,000	508,000	—	508,000	—
	$540,000	$548,000	$—	$548,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,183	$61,183	$61,183	$—	$—
Fees and service charges receivable	48,587	48,587	—	—	48,587
Pawn loans	385,907	385,907	—	—	385,907
Consumer loans, net	895	895	—	—	895
	$496,572	$496,572	$61,183	$—	$435,389

Financial liabilities:
Revolving unsecured credit facility	$340,000	$340,000	$—	$340,000	$—
Senior unsecured notes (outstanding principal)	300,000	309,000	—	309,000	—
	$640,000	$649,000	$—	$649,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,527	$46,527	$46,527	$—	$—
Fees and service charges receivable	46,686	46,686	—	—	46,686
Pawn loans	369,527	369,527	—	—	369,527
Consumer loans, net	751	751	—	—	751
	$463,491	$463,491	$46,527	$—	$416,964

Financial liabilities:
Revolving unsecured credit facility	$335,000	$335,000	$—	$335,000	$—
Senior unsecured notes (outstanding principal)	300,000	310,000	—	310,000	—
	$635,000	$645,000	$—	$645,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of September 30, 2020, 2019 and December 31, 2019. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•U.S. operations
•Latin America operations - Includes operations in Mexico, Guatemala, El Salvador and Colombia

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and other acquisition expenses and (gain) loss on foreign exchange, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$151,618	$83,364	$—	$234,982
Pawn loan fees	66,180	33,390	—	99,570
Wholesale scrap jewelry sales	12,692	12,589	—	25,281
Consumer loan and credit services fees	57	—	—	57
Total revenue	230,547	129,343	—	359,890

Cost of revenue:
Cost of retail merchandise sold	84,673	52,557	—	137,230
Cost of wholesale scrap jewelry sold	10,316	9,502	—	19,818
Consumer loan and credit services loss provision	104	—	—	104
Total cost of revenue	95,093	62,059	—	157,152

Net revenue	135,454	67,284	—	202,738

Expenses and other income:
Store operating expenses	92,678	39,383	—	132,061
Administrative expenses	—	—	24,354	24,354
Depreciation and amortization	5,390	3,903	1,133	10,426
Interest expense	—	—	6,561	6,561
Interest income	—	—	(499)	(499)
Merger and other acquisition expenses	—	—	7	7
Gain on foreign exchange	—	—	(432)	(432)
Loss on extinguishment of debt	—	—	11,737	11,737
Write-offs and impairments of certain lease intangibles and other assets	—	—	837	837
Total expenses and other income	98,068	43,286	43,698	185,052

Income (loss) before income taxes	$37,386	$23,998	$(43,698)	$17,686

	Three Months Ended September 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$168,092	$113,266	$—	$281,358
Pawn loan fees	95,125	47,754	—	142,879
Wholesale scrap jewelry sales	18,369	7,292	—	25,661
Consumer loan and credit services fees	2,561	—	—	2,561
Total revenue	284,147	168,312	—	452,459

Cost of revenue:
Cost of retail merchandise sold	103,728	74,869	—	178,597
Cost of wholesale scrap jewelry sold	16,217	6,443	—	22,660
Consumer loan and credit services loss provision	223	—	—	223
Total cost of revenue	120,168	81,312	—	201,480

Net revenue	163,979	87,000	—	250,979

Expenses and other income:
Store operating expenses	103,315	46,504	—	149,819
Administrative expenses	—	—	30,576	30,576
Depreciation and amortization	5,213	3,795	1,666	10,674
Interest expense	—	—	8,922	8,922
Interest income	—	—	(429)	(429)
Merger and other acquisition expenses	—	—	805	805
Loss on foreign exchange	—	—	1,648	1,648
Total expenses and other income	108,528	50,299	43,188	202,015

Income (loss) before income taxes	$55,451	$36,701	$(43,188)	$48,964

	Nine Months Ended September 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$556,528	$262,483	$—	$819,011
Pawn loan fees	235,937	107,738	—	343,675
Wholesale scrap jewelry sales	37,727	36,710	—	74,437
Consumer loan and credit services fees	2,003	—	—	2,003
Total revenue	832,195	406,931	—	1,239,126

Cost of revenue:
Cost of retail merchandise sold	325,863	167,573	—	493,436
Cost of wholesale scrap jewelry sold	32,754	28,268	—	61,022
Consumer loan and credit services loss provision	(480)	—	—	(480)
Total cost of revenue	358,137	195,841	—	553,978

Net revenue	474,058	211,090	—	685,148

Expenses and other income:
Store operating expenses	303,686	122,926	—	426,612
Administrative expenses	—	—	85,642	85,642
Depreciation and amortization	16,352	11,568	3,504	31,424
Interest expense	—	—	21,953	21,953
Interest income	—	—	(1,209)	(1,209)
Merger and other acquisition expenses	—	—	209	209
Loss on foreign exchange	—	—	1,639	1,639
Loss on extinguishment of debt	—	—	11,737	11,737
Write-offs and impairments of certain lease intangibles and other assets	—	—	6,549	6,549
Total expenses and other income	320,038	134,494	130,024	584,556

Income (loss) before income taxes	$154,020	$76,596	$(130,024)	$100,592

	Nine Months Ended September 30, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$523,825	$320,528	$—	$844,353
Pawn loan fees	283,127	137,867	—	420,994
Wholesale scrap jewelry sales	56,942	25,410	—	82,352
Consumer loan and credit services fees	18,378	—	—	18,378
Total revenue	882,272	483,805	—	1,366,077

Cost of revenue:
Cost of retail merchandise sold	326,134	208,084	—	534,218
Cost of wholesale scrap jewelry sold	52,340	24,607	—	76,947
Consumer loan and credit services loss provision	3,829	—	—	3,829
Total cost of revenue	382,303	232,691	—	614,994

Net revenue	499,969	251,114	—	751,083

Expenses and other income:
Store operating expenses	310,208	134,810	—	445,018
Administrative expenses	—	—	94,426	94,426
Depreciation and amortization	15,527	10,679	4,852	31,058
Interest expense	—	—	25,840	25,840
Interest income	—	—	(788)	(788)
Merger and other acquisition expenses	—	—	1,510	1,510
Loss on foreign exchange	—	—	926	926
Total expenses and other income	325,735	145,489	126,766	597,990

Income (loss) before income taxes	$174,234	$105,625	$(126,766)	$153,093

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. References in this quarterly report on Form 10-Q to “year-to-date” refer to the nine month period from January 1, 2020 to September 30, 2020.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,700 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, the stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments is pledged as collateral for the pawn loans and held by the Company over the typical 30-day term of the loan plus a stated grace period.

The Company’s strategy is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Pawn operations, which include retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales, accounted for more than 99% and approximately 99% of the Company’s consolidated revenue during the nine month periods ended September 30, 2020 and 2019, respectively.

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

OPERATIONS AND LOCATIONS

As of September 30, 2020, the Company had 2,750 store locations composed of 1,030 stores in 24 U.S. states and the District of Columbia, 1,635 stores in 32 states in Mexico, 58 stores in Guatemala, 13 stores in El Salvador and 14 stores in Colombia.

The following tables detail store count activity:

	Three Months Ended September 30, 2020
	U.S.	Latin America
	Operations Segment (2)	Operations Segment (3)	Total Locations
Total locations, beginning of period	1,035	1,710	2,745
New locations opened	—	13	13
Consolidation of existing pawn locations	(5)	(3)	(8)
Total locations, end of period	1,030	1,720	2,750

	Nine Months Ended September 30, 2020
	U.S.	Latin America
	Operations Segment (2)	Operations Segment (3)	Total Locations
Total locations, beginning of period	1,056	1,623	2,679
New locations opened	—	64	64
Locations acquired	—	40	40
Closure of consumer loan stores (1)	(13)	—	(13)
Consolidation of existing pawn locations	(13)	(7)	(20)
Total locations, end of period	1,030	1,720	2,750

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S.

(2)The table does not include 42 Mr. Payroll check cashing locations operated by independent franchisees under franchising agreements with the Company.

(3)    The table does not include 27 Prendamex pawn locations operated by independent franchisees under franchising agreements with the Company.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2019 annual report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2020.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The broad shutdowns in response to COVID-19 during the end of the first quarter and the first part of the second quarter caused significantly reduced levels of personal spending by consumers in the U.S. and Latin America. This resulted in a significant decline in pawn lending activities, including increased redemptions of existing loans and decreased originations of new loans. Further impacting pawn loan demand during the second quarter were federal stimulus payments, forbearance programs and enhanced unemployment benefits in the U.S. and increased cross-border remittance payments from the U.S. to many Latin American countries. Beginning in approximately May and continuing through September 30, 2020, pawn loan originations began to recover, although pawn loan balances as of September 30, 2020 were still significantly lower than balances in the prior year. Resulting pawn loan fees and inventory levels were negatively impacted during the second and third quarters as a result of the lower pawn loan balances.

As most of the Company’s pawn stores were able to remain open as an essential business during the broad shutdowns, retail sales during the second quarter benefited from strong demand for stay-at-home products, such as consumer electronics, tools and sporting goods and were further enhanced by federal stimulus payments in the U.S., which drove additional demand across most product categories, including jewelry. These positive impacts on second quarter retail sales in Latin America were largely offset by a three-week regulatory prohibition of retail transactions in Mexico the last three weeks of May and closures of stores in El Salvador and Colombia during much of the second quarter. The strong retail demand experienced in the U.S. in the second quarter continued through much of the third quarter, although lower inventory balances also negatively impacted retail sales. Latin America’s sales were further impacted by a slower economic recovery compared to the U.S. As a result of the increased retail sales, especially in the second quarter, and less forfeited inventory from lower pawn receivable balances, inventory balances as of September 30, 2020 were significantly lower than balances in the prior year.

See also “Note 1 – General – Impact of COVID-19” of Notes to Consolidated Financial Statements for a further discussion on the impact of COVID-19 on the Company, its business and results of operations.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2020	2019	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	22.5	19.6	(15)%
Three months ended	22.1	19.4	(14)%
Nine months ended	21.8	19.3	(13)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.7	(1)%
Three months ended	7.7	7.7	—%
Nine months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,879	3,462	(12)%
Three months ended	3,730	3,339	(12)%
Nine months ended	3,703	3,239	(14)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and unsecured consumer loans, net, as well as other earning asset metrics of the U.S. operations segment as of September 30, 2020 compared to September 30, 2019 (dollars in thousands, except as otherwise noted):

	As of September 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$188,819	$270,659	(30)%
Inventories	120,397	185,369	(35)%
Consumer loans, net (1)	—	895	(100)%
	$309,216	$456,923	(32)%

Average outstanding pawn loan amount (in ones)	$188	$167	13%

Composition of pawn collateral:
General merchandise	34%	36%
Jewelry	66%	64%
	100%	100%

Composition of inventories:
General merchandise	42%	47%
Jewelry	58%	53%
	100%	100%

Percentage of inventory aged greater than one year	2%	3%

Inventory turns (trailing twelve months retail sales divided by average inventories)	3.2 times	2.8 times

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

The following table presents segment pre-tax operating income of the U.S. operations segment for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$151,618	$168,092	(10)%
Pawn loan fees	66,180	95,125	(30)%
Wholesale scrap jewelry sales	12,692	18,369	(31)%
Consumer loan and credit services fees (1)	57	2,561	(98)%
Total revenue	230,547	284,147	(19)%

Cost of revenue:
Cost of retail merchandise sold	84,673	103,728	(18)%
Cost of wholesale scrap jewelry sold	10,316	16,217	(36)%
Consumer loan and credit services loss provision (1)	104	223	(53)%
Total cost of revenue	95,093	120,168	(21)%

Net revenue	135,454	163,979	(17)%

Segment expenses:
Store operating expenses	92,678	103,315	(10)%
Depreciation and amortization	5,390	5,213	3%
Total segment expenses	98,068	108,528	(10)%

Segment pre-tax operating income	$37,386	$55,451	(33)%

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 10% to $151.6 million during the third quarter of 2020 compared to $168.1 million for the third quarter of 2019. Same-store retail sales also decreased 10% in the third quarter of 2020 compared to the third quarter of 2019. The decrease in total and same-store retail sales was primarily due to lower inventory balances as described below. Offsetting the decline in retail sales revenue, the gross profit margin on retail merchandise sales in the U.S. was 44% during the third quarter of 2020 compared to a margin of 38% during the third quarter of 2019, which resulted in a 4% increase in net revenue (gross profit) from retail sales for the third quarter of 2020 compared to the third quarter of 2019. The increase in retail sales margin was primarily driven by continued retail demand, increased buying of fresh merchandise directly from customers and lower levels of aged inventory which limited the need for normal discounting.

U.S. inventories decreased 35% from $185.4 million at September 30, 2019 to $120.4 million at September 30, 2020. The decrease was primarily a result of lower than normal third quarter inventory levels as a result of record second quarter retail sales due to COVID-19 related demand and a decline in inventory generated from forfeited pawn loans. These decreases were partially offset by an increase in merchandise purchased directly from customers during the quarter compared to the prior-year quarter. Inventories aged greater than one year in the U.S. were 2% at September 30, 2020 compared to 3% at September 30, 2019.

Pawn Lending Operations

U.S. pawn loan fees decreased 30% to $66.2 million during the third quarter of 2020 compared to $95.1 million for the third quarter of 2019. Same-store pawn fees in the third quarter of 2020 also decreased 30% compared to the third quarter of 2019. Pawn loan receivables as of September 30, 2020 decreased 30% in total and on a same-store basis compared to September 30, 2019. The decline in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the significant reduction in pawn loan originations during the second and third quarters of 2020. The reduced origination activity reflected improved customer liquidity due to reduced levels of personal spending during the COVID-19 lockdowns, government stimulus programs and consumer forbearance programs, among other things. Beginning in approximately May and continuing through the end of the third quarter of 2020, pawn loan originations improved compared to prior-year originations, which resulted in a 19% sequential increase in pawn receivables during the quarter.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 31% to $12.7 million during the third quarter of 2020 compared to $18.4 million during the third quarter of 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed above. The scrap jewelry gross profit margin in the U.S. was 19% compared to the prior-year margin of 12%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the third quarter of 2020 compared to 2019.

Consumer Lending Operations

The Company ceased offering unsecured consumer lending and credit services products (collectively, consumer lending operations), which include all payday and installment loans, in the U.S. effective June 30, 2020. As a result, service fees from U.S. consumer lending operations were $57,000 during the third quarter of 2020 compared to $2.6 million for the third quarter of 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 10% to $92.7 million during the third quarter of 2020 compared to $103.3 million during the third quarter of 2019 and same-store operating expenses also decreased 10% compared with the prior-year period. The decrease in same-store operating expenses was primarily due to payroll savings from normal attrition, reduced store operating hours and other cost saving initiatives as a result of COVID-19.

U.S. store depreciation and amortization increased 3% to $5.4 million during the third quarter of 2020 compared to $5.2 million during the third quarter of 2019.

The U.S. segment pre-tax operating income for the third quarter of 2020 was $37.4 million, which generated a pre-tax segment operating margin of 16% compared to $55.5 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected decreases in pawn fee revenue as a result of the decline in pawn loan receivables and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations, partially offset by an increase in gross profit from both retail and scrap sales and a decrease in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 were impacted by a 14% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2020 compared to September 30, 2019 was also impacted by a 15% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of September 30, 2020 compared to September 30, 2019 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,	Increase /
	As of September 30,			2020	(Decrease)
	2020	2019	Decrease	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$81,800	$115,248	(29)%	$93,105	(19)%
Inventories	48,267	96,552	(50)%	54,770	(43)%
	$130,067	$211,800	(39)%	$147,875	(30)%

Average outstanding pawn loan amount (in ones)	$64	$66	(3)%	$73	11%

Composition of pawn collateral:
General merchandise	66%	72%
Jewelry	34%	28%
	100%	100%

Composition of inventories:
General merchandise	60%	73%
Jewelry	40%	27%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months retail sales divided by average inventories)	4.1 times	3.7 times

The following table presents segment pre-tax operating income of the Latin America operations segment for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$83,364	$113,266	(26)%	$94,326	(17)%
Pawn loan fees	33,390	47,754	(30)%	37,869	(21)%
Wholesale scrap jewelry sales	12,589	7,292	73%	12,589	73%
Total revenue	129,343	168,312	(23)%	144,784	(14)%

Cost of revenue:
Cost of retail merchandise sold	52,557	74,869	(30)%	59,447	(21)%
Cost of wholesale scrap jewelry sold	9,502	6,443	47%	10,816	68%
Total cost of revenue	62,059	81,312	(24)%	70,263	(14)%

Net revenue	67,284	87,000	(23)%	74,521	(14)%

Segment expenses:
Store operating expenses	39,383	46,504	(15)%	44,204	(5)%
Depreciation and amortization	3,903	3,795	3%	4,370	15%
Total segment expenses	43,286	50,299	(14)%	48,574	(3)%

Segment pre-tax operating income	$23,998	$36,701	(35)%	$25,947	(29)%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 26% (17% on a constant currency basis) to $83.4 million during the third quarter of 2020 compared to $113.3 million for the third quarter of 2019. The decrease was primarily due to lower inventory levels as noted below and limited economic recovery in Latin America in general, partially offset by additional revenue contributions from recent acquisitions and new store openings. Same-store retail sales decreased 29% (20% on a constant currency basis). Partially offsetting the declines in retail sales revenue, the gross profit margin on retail merchandise sales was 37% during the third quarter of 2020 compared to 34% during the third quarter of 2019, resulting in a decrease of 20% (9% on a constant currency basis) in net revenue (gross profit) from retail sales for the third quarter of 2020 compared to the third quarter of 2019. The increase in retail sales margin was primarily due to limited discounting on fresher inventories and increased focus on optimizing loan-to-value ratios.

Inventories in Latin America decreased 50% (43% on a constant currency basis) from $96.6 million at September 30, 2019 to $48.3 million at September 30, 2020. The decrease was primarily due to the decline in pawn receivable balances creating less forfeited inventory as noted below and an increase in scrapping activities. Inventories aged greater than one year in Latin America were 2% at September 30, 2020 and 1% at September 30, 2019.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 30% (21% on a constant currency basis), totaling $33.4 million during the third quarter of 2020 compared to $47.8 million for the third quarter of 2019. Same-store pawn fees decreased 32% (23% on a constant currency basis) in the third quarter of 2020 compared to the third quarter of 2019. Pawn loan receivables decreased 29% (19% on a constant currency basis) as of September 30, 2020 compared to September 30, 2019, while same-store pawn receivables decreased 31% (21% on a constant currency basis). The decline in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the significant reduction in pawn loan originations during the second and third quarters of 2020. The reduced origination activity reflected improved customer liquidity due to reduced levels of personal spending during the COVID-19 lockdowns, among other things. While there were limited government stimulus programs in the region in response to the pandemic, an increase in cross-border remittance payments from the U.S. also provided additional liquidity to consumers. Beginning in approximately May and continuing through the end of the third quarter of 2020, pawn loan originations improved compared to prior-year originations, which resulted in a 13% sequential increase in pawn receivables during the quarter.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 73% (also 73% on a constant currency basis) to $12.6 million during the third quarter of 2020 compared to $7.3 million during the third quarter of 2019. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories as well as an increase in general scrapping volumes as a result of retail restrictions and reduced demand related to COVID-19. The scrap jewelry gross profit margin in Latin America was 25% (14% on a constant currency basis) during the third quarter of 2020 compared to the prior-year margin of 12%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the third quarter of 2020 compared to 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 15% (5% on a constant currency basis) to $39.4 million during the third quarter of 2020 compared to $46.5 million during the third quarter of 2019. Total store operating expenses decreased primarily due to cost saving initiatives as a result of COVID-19, partially offset by the 7% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 19% (10% on a constant currency basis).

Latin America store depreciation and amortization increased 3% (15% on a constant currency basis) to $3.9 million during the third quarter of 2020 compared to $3.8 million during the third quarter of 2019, primarily due to the increase in the number of new store openings since the third quarter of 2019.

The segment pre-tax operating income for the third quarter of 2020 was $24.0 million, which generated a pre-tax segment operating margin of 19% compared to $36.7 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees, in part due to the 14% unfavorable change in the average value of the Mexican peso, partially offset by an increase in retail sales margins, an increase in gross profit from scrapping activities and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$37,386	$55,451	(33)%
Latin America operations	23,998	36,701	(35)%
Consolidated segment pre-tax operating income	61,384	92,152	(33)%

Corporate expenses and other income:
Administrative expenses	24,354	30,576	(20)%
Depreciation and amortization	1,133	1,666	(32)%
Interest expense	6,561	8,922	(26)%
Interest income	(499)	(429)	16%
Merger and other acquisition expenses	7	805	(99)%
(Gain) loss on foreign exchange	(432)	1,648	126%
Loss on extinguishment of debt	11,737	—	—%
Write-offs and impairments of certain lease intangibles and other assets	837	—	—%
Total corporate expenses and other income	43,698	43,188	1%

Income before income taxes	17,686	48,964	(64)%

Provision for income taxes	2,624	14,203	(82)%

Net income	$15,062	$34,761	(57)%

Corporate Expenses and Taxes

Administrative expenses decreased 20% to $24.4 million during the third quarter of 2020 compared to $30.6 million in the third quarter of 2019, primarily due to a reduction in incentive-based compensation expense, reduced travel costs, other cost saving initiatives as a result of COVID-19 and a 14% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 3% increase in the consolidated weighted-average store count. Administrative expenses were 7% of revenue during both the third quarter of 2020 and 2019.

Interest expense decreased 26% to $6.6 million during the third quarter of 2020 compared to $8.9 million in the third quarter of 2019, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the third quarter of 2020 compared to the third quarter of 2019. See “Liquidity and Capital Resources.”

During the third quarter of 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

Consolidated effective income tax rates for the third quarter of 2020 and 2019 were 14.8% and 29.0%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the global intangible low-taxed income tax (“GILTI”) provisions for foreign operations in the U.S. federal tax code. The GILTI tax became effective in 2018, and based on preliminary IRS guidance, the impact to the Company has been included in its tax provisions since 2018. The finalized regulations issued in July essentially eliminated the impact of the incremental GILTI tax for the Company’s 2018, 2019 and current tax years and permitted retroactive application.

Operating Results for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Operating results for the nine months ended September 30, 2020 were significantly impacted by COVID-19 during the second and third quarters as described in the “Operating Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” section above and the “Operating Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019” section in the Company’s June 30, 2020 quarterly report on Form 10-Q.

U.S. Operations Segment

The following table presents segment pre-tax operating income of the U.S. operations segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Nine Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$556,528	$523,825	6%
Pawn loan fees	235,937	283,127	(17)%
Wholesale scrap jewelry sales	37,727	56,942	(34)%
Consumer loan and credit services fees (1)	2,003	18,378	(89)%
Total revenue	832,195	882,272	(6)%

Cost of revenue:
Cost of retail merchandise sold	325,863	326,134	—%
Cost of wholesale scrap jewelry sold	32,754	52,340	(37)%
Consumer loan and credit services loss provision (1)	(480)	3,829	(113)%
Total cost of revenue	358,137	382,303	(6)%

Net revenue	474,058	499,969	(5)%

Segment expenses:
Store operating expenses	303,686	310,208	(2)%
Depreciation and amortization	16,352	15,527	5%
Total segment expenses	320,038	325,735	(2)%

Segment pre-tax operating income	$154,020	$174,234	(12)%

(1)    Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S. See “— Consumer Lending Operations” for further discussion.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 6% to $556.5 million during the nine months ended September 30, 2020 compared to $523.8 million for the nine months ended September 30, 2019. Same-store retail sales also increased 6% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the gross profit margin on retail merchandise sales in the U.S. was 41% compared to a margin of 38% during the nine months ended September 30, 2019, which resulted in a 17% increase in net revenue (gross profit) from retail sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in retail sales and retail sales margin was primarily driven by the impacts of COVID-19 as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q.

Pawn Lending Operations

U.S. pawn loan fees decreased 17%, totaling $235.9 million during the nine months ended September 30, 2020 compared to $283.1 million for the nine months ended September 30, 2019. Same-store pawn fees also decreased 17% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Pawn loan receivables as of September 30, 2020 decreased 30% in total and on a same-store basis compared to September 30, 2019. The decline in total and same-store pawn receivables and pawn fees relates primarily to the impacts of COVID-19 as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 34% to $37.7 million during the nine months ended September 30, 2020 compared to $56.9 million during the nine months ended September 30, 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q. The scrap jewelry gross profit margin in the U.S. was 13% compared to the prior-year margin of 8%. The increase in scrap margin was primarily due to an increase in the average selling price of gold during the nine months ended September 30, 2020 compared to 2019.

Consumer Lending Operations

The Company ceased offering unsecured consumer lending and credit services products (collectively, consumer lending operations), which include all payday and installment loans, in the U.S. effective June 30, 2020. Service fees from U.S. consumer lending operations decreased 89% to $2.0 million during the nine months ended September 30, 2020 compared to $18.4 million for the nine months ended September 30, 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 2% to $303.7 million during the nine months ended September 30, 2020 compared to $310.2 million during the nine months ended September 30, 2019 and same-store operating expenses decreased 1% compared with the prior-year period. The decrease in same-store operating expenses was primarily due to cost saving initiatives as a result of COVID-19, partially offset by an increase in store-level incentive based compensation as a result of the significant increase in retail sales and margins as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q.

U.S. store depreciation and amortization increased 5% to $16.4 million during the nine months ended September 30, 2020 compared to $15.5 million during the nine months ended September 30, 2019.

The U.S. segment pre-tax operating income for the nine months ended September 30, 2020 was $154.0 million, which generated a pre-tax segment operating margin of 19% compared to $174.2 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected decreases in pawn fee revenue as a result of the decline in pawn loan receivables and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations, partially offset by an increase in gross profit from both retail and scrap sales and a decrease in operating expenses.

Latin America Operations Segment

Latin American results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 were impacted by a 13% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income of the Latin America operations segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$262,483	$320,528	(18)%	$295,523	(8)%
Pawn loan fees	107,738	137,867	(22)%	121,324	(12)%
Wholesale scrap jewelry sales	36,710	25,410	44%	36,710	44%
Total revenue	406,931	483,805	(16)%	453,557	(6)%

Cost of revenue:
Cost of retail merchandise sold	167,573	208,084	(19)%	188,607	(9)%
Cost of wholesale scrap jewelry sold	28,268	24,607	15%	31,892	30%
Total cost of revenue	195,841	232,691	(16)%	220,499	(5)%

Net revenue	211,090	251,114	(16)%	233,058	(7)%

Segment expenses:
Store operating expenses	122,926	134,810	(9)%	137,211	2%
Depreciation and amortization	11,568	10,679	8%	12,886	21%
Total segment expenses	134,494	145,489	(8)%	150,097	3%

Segment pre-tax operating income	$76,596	$105,625	(27)%	$82,961	(21)%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 18% (8% on a constant currency basis) to $262.5 million during the nine months ended September 30, 2020 compared to $320.5 million for the nine months ended September 30, 2019. The decrease was primarily due to the impacts of COVID-19 as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q, partially offset by additional revenue contributions from recent acquisitions and new store openings. Same-store retail sales decreased 22% (13% on a constant currency basis). The gross profit margin on retail merchandise sales was 36% during the nine months ended September 30, 2020 compared to 35% during the nine months ended September 30, 2019.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 22% (12% on a constant currency basis) totaling $107.7 million during the nine months ended September 30, 2020 compared to $137.9 million for the nine months ended September 30, 2019. Same-store pawn fees decreased 26% (16% on a constant currency basis) during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Pawn loan receivables decreased 29% (19% on a constant currency basis) as of September 30, 2020 compared to September 30, 2019, while same-store pawn receivables decreased by 31% (21% on a constant currency basis). The decline in total and same-store pawn receivables and resulting pawn loan fees relates primarily to the impacts of COVID-19 as described in the quarter-to-date section above and in the June 30, 2020 quarterly report on Form 10-Q.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 44% (also 44% on a constant currency basis) to $36.7 million during the nine months ended September 30, 2020 compared to $25.4 million during the nine months ended September 30, 2019. The increase was primarily due to increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories, as well as an increase in general scrapping volumes as a result of retail restrictions and demand related to COVID-19. The scrap jewelry gross profit margin in Latin America was 23% (13% on a constant currency basis) during the nine months ended September 30, 2020 compared to the prior-year margin of 3%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 9% (2% increase on a constant currency basis) to $122.9 million during the nine months ended September 30, 2020 compared to $134.8 million during the nine months ended September 30, 2019. Total store operating expenses decreased primarily due to cost saving initiatives as a result of COVID-19, partially offset by the 8% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 15% (5% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the nine months ended September 30, 2020 was $76.6 million, which generated a pre-tax segment operating margin of 19% compared to $105.6 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees and a 13% unfavorable change in the average value of the Mexican peso, partially offset by an increase in gross profit from scrapping activities and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$154,020	$174,234	(12)%
Latin America operations	76,596	105,625	(27)%
Consolidated segment pre-tax operating income	230,616	279,859	(18)%

Corporate expenses and other income:
Administrative expenses	85,642	94,426	(9)%
Depreciation and amortization	3,504	4,852	(28)%
Interest expense	21,953	25,840	(15)%
Interest income	(1,209)	(788)	53%
Merger and other acquisition expenses	209	1,510	(86)%
Loss on foreign exchange	1,639	926	77%
Loss on extinguishment of debt	11,737	—	—%
Write-offs and impairments of certain lease intangibles and other assets	6,549	—	—%
Total corporate expenses and other income	130,024	126,766	3%

Income before income taxes	100,592	153,093	(34)%

Provision for income taxes	26,739	42,629	(37)%

Net income	$73,853	$110,464	(33)%

Corporate Expenses and Taxes

Administrative expenses decreased 9% to $85.6 million during the nine months ended September 30, 2020 compared to $94.4 million during the nine months ended September 30, 2019, primarily due to a reduction in incentive-based compensation expense, reduced travel costs, other cost saving initiatives as a result of COVID-19 and a 13% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 4% increase in the consolidated weighted-average store count. Administrative expenses were 7% of revenue during both the nine months ended September 30, 2020 and 2019.

Interest expense decreased 15% to $22.0 million during the nine months ended September 30, 2020 compared to $25.8 million for the nine months ended September 30, 2019, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. See “Liquidity and Capital Resources.”

During the nine months ended September 30, 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

During the nine months ended September 30, 2020, the Company recorded a $4.6 million write-off of certain merger related lease intangibles and a $1.9 million impairment of other assets. The lease intangibles, which subsequent to the adoption of ASC 842 are included in the operating lease right of use asset on the consolidated balance sheets (see Note 4 of Notes to Consolidated Financial Statements), were recorded in conjunction with the Cash America merger in 2016 and were written-off primarily as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores. The $1.9 million impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

Consolidated effective income tax rates for the nine months ended September 30, 2020 and 2019 were 26.6% and 27.8%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the GILTI provisions for foreign operations in the U.S. federal tax code as noted in the quarter-to-date section above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, the Company’s primary sources of liquidity were $78.8 million in cash and cash equivalents, $483.7 million of available and unused funds under the Company’s revolving unsecured credit facilities, $307.0 million in customer loans and fees and service charges receivable and $168.7 million in inventories. The Company had working capital of $371.4 million as of September 30, 2020.

As of September 30, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of September 30, 2020, the Company had $40.0 million in outstanding borrowings and $3.0 million in outstanding letters of credit under the Credit Facility, leaving $457.0 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.50% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2020, and currently has the capacity to borrow a significant amount of the availability under the Credit Facility under the most restrictive covenant. During the nine months ended September 30, 2020, the Company made net payments of $295.0 million pursuant to the Credit Facility.

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2020. At September 30, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

On August 26, 2020, the Company completed an offering of $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Company used the proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to pay down a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes. The Company capitalized approximately $7.3 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.75 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2020, the Net Debt Ratio was 1.7 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company may redeem some or all of the Notes at any time on or after September 1, 2023, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any. In addition, prior to September 1, 2023, the Company may redeem some or all of the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture. The Company may redeem up to 40% of the Notes on or prior to September 1, 2023 with the proceeds of certain equity offerings at the redemption prices set forth in the Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the Notes.

During the three months ended September 30, 2020, the Company redeemed all outstanding 2024 Notes. As a result, the Company recognized a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements, to fund ongoing cash needs, such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The continued developments and fluidity of the COVID-19 situation make it difficult to predict the impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. The Company’s cash flows depend heavily on the uninterrupted operation of its stores with sufficient customer activity. If the Company’s pawnshops were deemed non-essential and became subject to closure, or customer demand for the Company’s retail and lending products materially declines, the Company’s cash flows would be materially impaired and the Company could seek to raise additional funds from a variety of sources, including but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 53% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

Other factors such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” A prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its lines of credit under its current leverage covenants. Additionally, potential disruptions to the Company’s business resulting from COVID-19 could adversely impact the Company’s liquidity in the future.

The Company intends to continue expansion through new store openings in Latin America and through acquisitions both in the U.S. and Latin America. Additionally, as opportunities arise at reasonable valuations, the Company may continue to purchase real estate from its landlords at existing stores.

A total of 64 stores were opened during the nine months ended September 30, 2020. The impacts of COVID-19 will likely limit the number of 2020 openings to a total of 70 to 75 stores. Future store openings remain subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing.

The Company continually looks for, and is presented with, potential acquisition opportunities and will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. The Company acquired 40 pawn stores in Latin America during the nine months ended September 30, 2020 for a cumulative purchase price of $7.2 million, net of cash acquired and subject to future post-closing adjustments. In addition, the Company purchased the real estate at 17 store locations from landlords at existing stores for a cumulative purchase price of $20.9 million during the nine months ended September 30, 2020.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash flow provided by operating activities	$177,366	$163,824
Cash flow provided by (used in) investing activities	$87,791	$(121,042)
Cash flow used in financing activities	$(229,878)	$(54,230)

	As of September 30,
	2020	2019
Working capital	$371,410	$581,986
Current ratio	2.8:1	3.8:1
Liabilities to equity ratio	0.8:1	0.8:1
Net Debt Ratio (1)	1.7:1	1.9:1

(1)     Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities increased $13.5 million, or 8%, from $163.8 million for the nine months ended September 30, 2019 to $177.4 million for the nine months ended September 30, 2020 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), partially offset by a decrease in net income of $36.6 million.

Net cash provided by investing activities increased $208.8 million, or 173%, from net cash used in investing activities of $121.0 million for the nine months ended September 30, 2019 to net cash provided by investing activities of $87.8 million for the nine months ended September 30, 2020. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores, new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $9.3 million in cash related to current and prior-year store acquisitions, $27.9 million for furniture, fixtures, equipment and improvements and $20.9 million for discretionary store real property purchases during the nine months ended September 30, 2020 compared to $42.0 million, $33.1 million and $43.0 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn and consumer loans of $145.9 million during the nine months ended September 30, 2020 compared to funding a net increase in pawn and consumer loans of $3.0 million during the nine months ended September 30, 2019.

Net cash used in financing activities increased $175.6 million, or 324%, from $54.2 million for the nine months ended September 30, 2019 to $229.9 million for the nine months ended September 30, 2020. Net payments on the credit facilities were $298.5 million during the nine months ended September 30, 2020 compared to net borrowings of $45.0 million during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company received $500.0 million in proceeds from the private offering of the Notes and paid $5.3 million in debt issuance costs. Using part of the proceeds from the Notes, the Company redeemed the $300.0 million 2024 Notes and paid redemption premiums over the face value of the 2024 Notes and other redemption costs of $8.8 million during the nine months ended September 30, 2020. The Company funded $80.3 million worth of share repurchases and paid dividends of $33.6 million during the nine months ended September 30, 2020, compared to funding $67.2 million worth of share repurchases and dividends paid of $32.4 million during the nine months ended September 30, 2019. In addition, the Company paid $3.3 million in withholding taxes on net share settlements of restricted stock unit awards during the nine months ended September 30, 2020.

In October 2020, the Company’s Board of Directors declared a $0.27 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $11.2 million based on the September 30, 2020 share count, which will be paid on November 27, 2020 to stockholders of record as of November 13, 2020. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, expected liquidity, debt covenant restrictions and other relevant factors including the impact of COVID-19.

In October 2020, the Company lifted the temporary suspension of its stock repurchase program put in place in April at the onset of the COVID-19 pandemic. Future stock repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities and the impact of COVID-19.

As of September 30, 2020, the Company had contractual commitments to deliver a total of 30,500 gold ounces between the months of October 2020 and August 2021 at a weighted-average price of $1,734 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

REGULATORY DEVELOPMENTS

The Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S. Effective June 30, 2020, the Company no longer has any unsecured consumer lending or credit services operations in the U.S. or Latin America. The Company remains subject to significant regulation of its pawn and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2019 annual report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 3, 2020 and Part I, Item 2, “Regulatory Developments” of the Company’s June 30, 2020 quarterly report on Form 10-Q. There have been no material changes in regulatory developments affecting the Company since June 30, 2020.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$15,062	$0.36	$34,761	$0.81	$73,853	$1.77	$110,464	$2.55
Adjustments, net of tax:
Merger and other acquisition expenses	5	—	567	0.01	151	—	1,097	0.02
Non-cash foreign currency (gain) loss related to lease liability	(308)	(0.01)	340	0.01	2,453	0.06	(34)	—
Loss on extinguishment of debt	9,037	0.22	—	—	9,037	0.22	—	—
Non-cash write-off of certain merger related lease intangibles (1)	644	0.02	—	—	3,579	0.09	—	—
Non-cash impairment of certain other assets (2)	—	—	—	—	1,463	0.03	—	—
Consumer lending wind-down costs and asset impairments	13	—	578	0.01	84	—	2,537	0.06
Adjusted net income and diluted earnings per share	$24,453	$0.59	$36,246	$0.84	$90,620	$2.17	$114,064	$2.63

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

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$7	$2	$5	$805	$238	$567
Non-cash foreign currency (gain) loss related to lease liability	(439)	(131)	(308)	486	146	340
Loss on extinguishment of debt	11,737	2,700	9,037	—	—	—
Non-cash write-off of certain merger related lease intangibles	837	193	644	—	—	—
Consumer lending wind-down costs and asset impairments	17	4	13	751	173	578
Total adjustments	$12,159	$2,768	$9,391	$2,042	$557	$1,485

	Nine Months Ended September 30,
	2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and other acquisition expenses	$209	$58	$151	$1,510	$413	$1,097
Non-cash foreign currency loss (gain) related to lease liability	3,505	1,052	2,453	(49)	(15)	(34)
Loss on extinguishment of debt	11,737	2,700	9,037	—	—	—
Non-cash write-off of certain merger related lease intangibles	4,649	1,070	3,579	—	—	—
Non-cash impairment of certain other assets	1,900	437	1,463	—	—	—
Consumer lending wind-down costs and asset impairments	109	25	84	3,295	758	2,537
Total adjustments	$22,109	$5,342	$16,767	$4,756	$1,156	$3,600

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020		2019
Net income	$15,062	$34,761	$73,853	$110,464	$128,007		$158,539
Income taxes	2,624	14,203	26,739	42,629	44,103		57,730
Depreciation and amortization	10,426	10,674	31,424	31,058	42,270		40,934
Interest expense	6,561	8,922	21,953	25,840	30,148		34,420
Interest income	(499)	(429)	(1,209)	(788)	(1,476)		(1,016)
EBITDA	34,174	68,131	152,760	209,203	243,052		290,607
Adjustments:
Merger and other acquisition expenses	7	805	209	1,510	465		3,579
Non-cash foreign currency (gain) loss related to lease liability	(439)	486	3,505	(49)	2,621		(49)
Loss on extinguishment of debt	11,737	—	11,737	—	11,737		—
Non-cash write-off of certain merger related lease intangibles	837	—	4,649	—	4,649		—
Non-cash impairment of certain other assets	—	—	1,900	—	1,900		—
Consumer lending wind-down costs and asset impairments	17	751	109	3,295	268		4,809
Adjusted EBITDA	$46,333	$70,173	$174,869	$213,959	$264,692		$298,946

Net Debt Ratio calculation:
Total debt (outstanding principal)					$540,000		$640,000
Less: cash and cash equivalents					(78,844)		(61,183)
Net debt					$461,156		$578,817
Adjusted EBITDA					$264,692		$298,946
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)					1.7	:1	1.9	:1

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

Free cash flow and adjusted free cash flow are commonly used by investors as an additional measure of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. Free cash flow during the periods ended September 30, 2020 was significantly improved due primarily to increased cash flows from retail sales and a net reduction in pawn loans outstanding associated with impacts of COVID-19 as further described in the “Operating Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019” section above. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Cash flow from operating activities	$34,067	$57,851	$177,366	$163,824	$245,138	$233,034
Cash flow from certain investing activities:
Loan receivables, net (1)	(32,349)	(22,572)	145,930	(2,998)	183,334	20,182
Purchases of furniture, fixtures, equipment and improvements	(7,377)	(10,200)	(27,853)	(33,104)	(39,060)	(43,013)
Free cash flow	(5,659)	25,079	295,443	127,722	389,412	210,203
Merger and other acquisition expenses paid, net of tax benefit	5	567	151	1,097	330	2,568
Adjusted free cash flow	$(5,654)	$25,646	$295,594	$128,819	$389,742	$212,771

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

The Company believes constant currency results provide valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos, respectively. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “Results of Operations” above for additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2020, the Company repurchased a total of 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84, all of which were repurchased in the first quarter prior to the temporary suspension of share repurchases in response to the uncertainty related to COVID-19. In October 2020, the Company lifted the temporary suspension of its stock repurchase program put in place in April at the onset of the COVID-19 pandemic. The Company has approximately $48.5 million remaining availability under its stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.1	04/24/2019
4.1	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 26, 2020	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)