Form 10-K
period 2020-12-31
FIRSTCASH, INC
filed 2021-02-01
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 401(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒ No

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,420,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of January 27, 2021, there were 41,038,154 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be held on or about June 3, 2021, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH, INC.
FORM 10-K
For the Year Ended December 31, 2020

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration and severity of the COVID-19 pandemic, including any variants of the COVID-19 virus, the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand and regulations which could adversely affect the Company’s ability to continue to fully operate, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan and retail products, the deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending, and currency fluctuations, primarily involving the Mexican peso and (2) those discussed and described in this annual report, including the risks described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

General

The Company is a leading operator of pawn stores in the U.S. and Latin America. As of December 31, 2020, the Company had 2,748 locations, consisting of 1,046 stores in 24 U.S. states and the District of Columbia, 1,616 stores in all 32 states in Mexico, 59 stores in Guatemala, 14 stores in Colombia and 13 stores in El Salvador.

The Company’s primary business is the operation of retail pawn stores, also known as “pawnshops.” Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

Effective June 30, 2020, the Company ceased offering domestic payday and installment loans and no longer has any unsecured consumer lending or credit services operations in the U.S. or Latin America.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all operations in the U.S. and the Latin America operations segment consists of all operations in Mexico, Guatemala, Colombia and El Salvador. For the year ended December 31, 2020, 66% of total revenues were derived from the U.S. and 34% were derived from Latin America. The Company’s strategy is to grow revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores.

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

Pawn Industry

Pawn stores are neighborhood-based retail locations that buy and sell pre-owned consumer products, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small secured consumer loans, also known as pawn loans, to unbanked, under-banked and credit-challenged customers. Pawn loans are safe and affordable non-recourse loans for which the customer has no legal obligation to repay. The Company does not engage in post-default collection efforts, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it report any negative credit information to credit reporting agencies, but rather, relies only on the resale of the pawn collateral for recovery. Pawnshop customers are typically value-conscious consumers and/or borrowers who are not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers.

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

Mexico and Other Latin American Markets

In general, pawn stores in Latin America have limited square footage and focus on providing loans collateralized by gold jewelry or small electronics. In contrast, a majority of the Company’s pawn stores in Latin America are larger format, full-service stores similar to the U.S. stores, which lend on a wide array of collateral and have a larger retail sales floor. Accordingly, competition in Latin America with the Company’s larger format, full-service pawn stores is limited. A large percentage of the population in Mexico and other countries in Latin America is unbanked or under-banked and has limited access to traditional consumer credit. The Company believes there is significant opportunity for further expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

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

The Company has opened or acquired 1,952 pawn stores in the last five years, including 815 pawn stores acquired in connection with the Merger, with net store additions growing at a compound annual store growth rate of 21% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2020:

	Year Ended December 31,
	2020	2019	2018	2017	2016
U.S. operations segment:
Merged Cash America locations	—	—	—	—	815
New locations opened	—	—	—	2	—
Locations acquired	22	27	27	1	3
Total additions	22	27	27	3	818

Latin America operations segment:
New locations opened	75	89	52	45	41
Locations acquired	40	163	366	5	179
Total additions	115	252	418	50	220

Total:
Merged Cash America locations	—	—	—	—	815
New locations opened	75	89	52	47	41
Locations acquired	62	190	393	6	182
Total additions	137	279	445	53	1,038

For additional information on store count activity, see “Locations and Operations” below.

New Store Openings

The Company plans to continue opening new pawn stores, primarily in Latin America. The Company typically opens new stores in under-served markets and neighborhoods, especially where customer demographics are favorable and competition is limited or restricted. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six to 12 weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

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

The Company has employee-training programs that promote customer service, productivity and professionalism. The Company utilizes a proprietary computer information system that provides fully-integrated functionality to support point-of-sale retail operations, real-time merchandise valuations, loan-to-value calculations, inventory management, customer relationship management, loan management, cash management, compliance and control systems and employee compensation. Each store is connected on a real-time basis to a secure data center that houses the centralized databases and operating systems. The information system provides management with the ability to continuously monitor store transactions, assets, loans and operating results.

The Company maintains a well-trained audit and loss prevention staff which conducts regular store visits to verify assets, loans and collateral and test compliance with regulatory, financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Response to COVID-19

COVID-19 significantly impacted the Company’s business in 2020 and it expects that it will continue to impact its business throughout 2021. Throughout the COVID-19 pandemic, the Company’s management team and board were focused on managing the Company through the pandemic while prioritizing the health and safety of its employees and customers. The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions at each location. Accordingly, the Company developed and implemented new procedures and protocols to minimize the risk to the health and safety of its employees while allowing the Company to continue to operate its pawnshops and serve its customers. The Company implemented social distancing and mask-wearing protocols in its stores and corporate offices, provided additional cleaning supplies to facilitate the sanitation of high traffic areas, installed plexiglass dividers at store point-of-sale counters and prohibited all domestic and international non-essential travel for all employees, among other things. The Company has consistently been able to meet its customers’ demands for its products, while at the same time making the necessary investments to ensure that the Company prioritizes the health, safety and welfare of its employees. While some of the Company’s pawn stores experienced temporary closures, the Company’s pawn stores were generally able to remain open throughout the pandemic as essential businesses.

For a more detailed discussion of the impact of COVID-19 on the Company’s results of operations please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Services Offered by the Company

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of non-retailable scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Merchandise sales accounted for approximately 72% of the Company’s revenue during 2020.

Merchandise inventory is acquired primarily through forfeited pawn loan collateral and, to a lesser extent, through purchases of used goods directly from the general public. The Company also acquires limited quantities of new or refurbished general merchandise inventories directly from wholesalers and manufacturers. Merchandise acquired by the Company through forfeited pawn loan collateral is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees, and purchased inventory is carried at cost.

The Company does not provide direct financing to customers for the purchase of its merchandise, but does allow customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company.

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s stores make pawn loans, which are typically small, secured loans, to its customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency.

At the time a pawn loan transaction is entered into, an agreement or pawn contract, commonly referred to as a “pawn ticket,” is presented to the borrower for signature that includes, among other items, the borrower’s name and identification information, a description of the pledged goods, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the annual percentage rate.

The term of a pawn loan is typically 30 days plus an additional grace period of 14 to 90 days, depending on geographic markets and local or state regulations. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If a pawn loan is not repaid before the expiration of the grace period, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued service fees. Pledged property is held in a secured, non-public warehouse area of the pawn store for the term of the loan and the grace period, unless the loan is repaid earlier. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

The pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 28% of the Company’s revenue during 2020.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn loan to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its proprietary point-of-sale and loan management system to recall recent selling prices of similar merchandise in its own stores. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and retailer advertisements. These sources, together with the employees’ skills and experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items. The Company does not utilize a standard or mandated percentage of estimated retail value in determining the amount to be financed. Rather, the employee has the authority to set the percentage for a particular item and to determine the ratio of pawn loan amount to estimated sales value with the expectation that, if the item is forfeited to the pawnshop, its subsequent sale should yield a gross profit margin consistent with the Company’s historical experience. The recovery of the principal and realization of gross profit on sales of inventory is dependent on the Company’s initial assessment of the property’s estimated retail value. Improper over-assessment of the retail value of the collateral in the lending function can result in reduced gross profit margins from the sale of the merchandise.

The Company typically experiences seasonal growth in its pawn loan balances in the third and fourth quarters following lower balances in the first two quarters due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

Locations and Operations

As of December 31, 2020, the Company had 2,748 store locations composed of 1,046 stores in 24 U.S. states and the District of Columbia, 1,616 stores in 32 states in Mexico, 59 stores in Guatemala, 14 stores in Colombia and 13 stores in El Salvador.

The following table details store count activity for the twelve months ended December 31, 2020:

	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,056	1,623	2,679
New locations opened	—	75	75
Locations acquired	22	40	62
Closure of consumer loan stores (1)	(13)	—	(13)
Consolidation of existing pawn locations (2)	(19)	(36)	(55)
Total locations, end of period	1,046	1,702	2,748

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S.

(2)Store consolidations were primarily acquired locations over the past four years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

The Company maintains its primary administrative offices in Fort Worth, Texas, Monterrey, Mexico and Mexico City, Mexico.

As of December 31, 2020, the Company’s stores were located in the following countries and states:

Number of Locations
U.S.		Latin America
Texas	423	Mexico:
Florida	75	Estado de. Mexico (State of Mexico)	210
Ohio	63	Veracruz	210
Tennessee	51	Puebla	116
North Carolina	50	Tamaulipas	93
Georgia	43	Baja California	82
Washington	31	Jalisco	74
Maryland	29	Nuevo Leon	70
Colorado	28	Estado de Ciudad de Mexico (State of Mexico City)	66
South Carolina	28	Chiapas	63
Arizona	27	Oaxaca	56
Nevada	27	Tabasco	51
Louisiana	26	Coahuila	50
Illinois	25	Hidalgo	47
Kentucky	25	Chihuahua	44
Indiana	23	Guanajuato	44
Missouri	23	Sonora	37
Oklahoma	18	Quintana Roo	33
Alabama	8	Sinaloa	31
Alaska	6	Guerrero	26
Utah	6	Michoacan	24
Virginia	6	Morelos	24
District of Columbia	3	San Luis Potosi	22
Nebraska	1	Aguascalientes	21
Wyoming	1	Durango	19
U.S. total	1,046	Campeche	18
		Queretaro	16
		Zacatecas	16
		Yucatan	14
		Tlaxcala	12
		Baja California Sur	10
		Nayarit	9
		Colima	8
			1,616

		Guatemala	59

		Colombia	14

		El Salvador	13

		Latin America total	1,702

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

Each store manager reports to a district manager, who typically oversees four to seven store managers. District managers report to a regional manager who, in turn, typically reports to a regional operations director. Regional operations directors report to a regional vice president of operations. There is a senior vice president of operations and five regional vice presidents of operations.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ skills and ability to engage with customers and provide prompt and courteous service. The Company’s proprietary computer system tracks certain key transactional performance measures, including pawn loan yields and merchandise sales margins, and permits a store manager or clerk to instantly recall the cost of an item in inventory and the date it was purchased, including the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor, in real time, each store’s operations, including merchandise sales, service charge revenue, pawn loans written and redeemed and changes in inventory.

The Company trains its employees through direct instruction and on-the-job pawn and sales experience. New employees are introduced to the business through an orientation and training program that includes on-the-job training in lending practices, layaways, merchandise valuation, regulatory compliance and general administration of store operations. Certain experienced employees receive training and an introduction to the fundamentals of management to acquire the skills necessary to advance into management positions within the organization. Management training typically involves exposure to overall financial acumen, including revenue and margin generation, cost efficiency, regulatory compliance, recruitment, human resources management and asset and security control. The Company maintains a non-qualified, performance-based profit sharing compensation plan for all store employees based on sales, gross profit and other performance criteria.

Environmental, Social and Governance (ESG)

Pawnshops are neighborhood-based stores which contribute to the modern “circular economy.” Each of the Company’s 2,748 pawn locations provide a quick and convenient source of small, non-recourse pawn loans and a neighborhood-based market for consumers to buy and resell pre-owned and popular consumer products in a safe environment. The Company is committed to environmental sustainability, providing customers with rapid access to capital and operating its business in a manner that results in a positive impact on its employees, communities and the environment.
Environmental Sustainability

The Company’s core business extends the lifecycle and utilization of popular consumer products. Most of the Company’s merchandise inventories are pre-owned items sourced directly from local customers in each store’s immediate geographic neighborhood. In effect, the Company operates a large consumer product recycling business by acquiring pre-owned items, including unwanted or unneeded jewelry, electronics, tools, appliances, sporting goods and musical instruments from individual customers and resells them to other customers desiring such products within the same neighborhood. By being a large reseller of pre-owned items, the Company believes it extends the life of these products and helps reduce demand for newly manufactured and distributed products, thereby reducing carbon emissions and water usage, resulting in a positive impact to the environment.

The Company estimates that it resold approximately 12 million used or pre-owned consumer product items in its retail stores during 2020 with a commercial value of approximately $1.1 billion. In addition, the Company recycles significant volumes of precious metals and diamonds whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2020, the Company estimates that it recycled over 60,000 ounces of gold and over 35,000 carats of diamonds with a combined market value of approximately $96.2 million. This process helps reduce demand for mined precious metals and diamonds thereby reducing carbon emissions and water usage.

Unlike most brick and mortar or online retailers, the Company does not rely on supply chains or manufacturing of its inventories as it sources the majority of its inventory from forfeited pawn loan collateral and merchandise purchased directly from customers. Accordingly, the Company does not own, operate or contract for any manufacturing, supply chain, warehousing or distribution facilities to support its retail sales or lending operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores, and only a very small percentage of sales require delivery service. The Company does not own, lease or operate any long-haul trucks to support its 2,748 locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. The Company is working to further reduce energy consumption by retrofitting buildings with LED lighting and reducing corporate travel by utilizing remote work and meeting technologies.

Providing Safe Lending Solutions in Underserved Communities

It is estimated by multiple studies and surveys that approximately 25% of U.S. households remain unbanked or under-banked. In Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the population in countries such as Mexico. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or buying merchandise from its customers. The average credit provided to a customer is $198 in the U.S. and $78 in Latin America. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer microcredit products of this size.

Obtaining a pawn loan is simple, requiring only a valid government ID and an item of personal property owned by the customer. The Company does not investigate the creditworthiness of a pawn customer, nor does it matter if the customer has defaulted on a previous pawn loan with the Company. Unlike most credit products, pawn customers are not required to have a bank account, a good credit history or the ability to document their level of income. The process of obtaining a pawn loan is extremely fast, generally taking 15 minutes or less. Loans are funded immediately by giving customers cash.

Pawn loans are highly transparent and responsible products. They are regulated, safe and affordable non-recourse loans for which the customer has no legal obligation to repay. All terms are provided in short, easy to read contracts that allow the Company’s customers to make well-informed decisions before taking out a loan.

Pawn loans differ from most other forms of small dollar lending because the Company does not engage in any post-default collection efforts on delinquent loans, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it issue any negative credit information to external credit agencies but rather, relies only on the resale of the pawn collateral for recovery.

The Company promotes a strong corporate culture which emphasizes ethics, accountability and treating customers fairly. This culture is supported by a governance framework with board level oversight of the Company's compliance and internal audit functions and includes the following:

•The Company’s lending operations are licensed and supervised in every jurisdiction in which the Company operates and it is subject to regular regulatory exams in almost all of these jurisdictions.
•A formal compliance management system is maintained by the Company in all markets in which it operates.
•A “single point of contact” issue resolution function is available to all customers.
•Strict data privacy and protection policies are maintained for personal information of customers and employees.

Focus on Social and Corporate Responsibility

The Company has significant operations in Mexico, where the majority of its employees and customers reside. Accordingly, the Company has focused significant time and resources on corporate and social responsibility initiatives in supporting disadvantaged people who live and work in this market.

The Company is certified as an Empresa Socialmente Responsable (“ESR”), or a socially responsible company, in Mexico under the XII Latin American Meeting of Corporate Social Responsibility Framework. This ESR certification is granted to companies that meet a series of criteria that generally cover the economic, social and environmental sustainability of its operations, which include corporate ethics, good governance, the quality of life of the Company’s employees and a proven commitment to the betterment of the community where it operates, including the care and preservation of the environment.

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

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified and diverse workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships and job fairs. The Company’s workforce is composed primarily of employees who work on an hourly basis, which have historically had high turnover rates. These high turnover rates can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s stores. In order to increase retention among its hourly employees, the Company is focused on providing competitive and attractive wages and benefits, which includes a store-level profit-sharing program and extensive training and advancement opportunities as well as fostering a diverse, safe, healthy and secure workplace.

The Company complies with all applicable state, local and international laws governing nondiscrimination in employment in every location in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Profile and Diversity

As of December 31, 2020, the Company had approximately 17,000 employees across five countries (the U.S., Mexico, Guatemala, Colombia and El Salvador). The Company employed approximately 6,500 employees in the U.S. as of December 31, 2020, including approximately 500 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 10,500 employees in Latin America as of December 31, 2020, including approximately 900 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements.

Global Gender Demographics

Among the Company’s global workforce as of December 31, 2020, 46% identify as women and 54% as men. In management positions for our global operations, 46% identify as women and 54% as men as of December 31, 2020.

U.S. Race and Ethnicity Demographics

In the U.S.as of December 31, 2020, 48% identify as Hispanic, 18% as Black, 1% as Asian, 3% as two or more races or Other and 30% as White. Among, managers in our U.S. operations, 46% identify as Hispanic, 14% as Black, 1% as Asian, 3% as two or more races or Other and 36% as White as of December 31, 2020.

Employee Empowerment

The Company is committed to creating a safe, trusted and diverse environment in which its employees can thrive. Its employees’ wages are typically above the minimum wage standards in each country in which it operates. The Company also believes in fairly compensating its employees by providing the ability to share in the Company’s profitability. For example, the majority of the Company’s front-line, store-based employees participate in a non-qualified profit sharing program which pays up to 8% of the gross profit an employee personally produced through assigned customer service activities.

The Company also provides its employees with extensive training and advancement opportunities, demonstrated by its long history of employee advancement and promotion from within the organization. The Company maintains robust consumer compliance, anti-money laundering and anti-bribery training programs and requires its managers to adhere to a labor compliance program that meets or exceeds the standards established for coercion and harassment, discrimination and restrictions to freedom of association. The Company’s locations provide a safe, comfortable and healthy work environment and maintain compliance with all occupational safety, wage and hour laws and other workplace regulations.

Health and Safety

The Company is committed to the health, safety and wellness of its employees. The Company provides its employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being, that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions at each location. The COVID-19 pandemic presented unprecedented challenges in many parts of the Company’s business and operations, including with respect to keeping employees safe. Accordingly, the Company developed and implemented new procedures and protocols to minimize the risk to the health and safety of its employees while allowing the Company to continue to operate its pawnshops and serve its customers. The Company implemented social distancing and mask-wearing protocols in its stores and corporate offices, provided additional cleaning supplies to facilitate the sanitation of high traffic areas, installed plexiglass dividers at store point-of-sale counters and prohibited all domestic and international non-essential travel for all employees, among other things.

The Company has consistently been able to meet customers’ demands for its products, while at the same time making the necessary investments to ensure that the Company prioritizes the health, safety and welfare of its employees. In addition, during the pandemic, the Company has prioritized the welfare of its employees by maintaining their paid employment status. To date, no employees in the U.S. or Mexico markets have been terminated, laid off or furloughed without pay as a direct result of the pandemic.

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

The Company’s pawn business competes primarily with other pawn store operators, other specialty consumer finance operators, including online lenders, retail and virtual rent-to-own operators and consumer goods retailers, including online operators. Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 7,000 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. Of these two, the Company had the most pawn stores and the largest market capitalization, as of December 31, 2020, and believes it is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. In addition, the Company competes with other non-pawn lenders, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company. Many of these financial institutions have greater financial resources or human capital than the Company’s with which to compete for consumer loans.

In both its U.S. and Latin American retail pawn operations, the Company’s competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own operators, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices. Many of the retail competitors have significantly greater size, financial resources and human capital than the Company.

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

Governmental Regulation

General

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

The Company is subject to specific laws, regulations and ordinances primarily concerning its pawn lending operations. Many statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures. In many municipal, state and federal jurisdictions in both the U.S. and countries in Latin America, the Company must obtain and maintain regulatory store operating and employee licenses and comply with regular or frequent regulatory reporting and registration requirements, including reporting and recording of pawn loans and transactions, pawned collateral, used merchandise purchased from the general public, retail sales activities, firearm transactions, export, import and transfer of merchandise, and currency transactions, among other things.

The Company is subject to numerous other types of regulations including, but not limited to, regulations related to securities and exchange activities, including financial reporting and internal controls processes, data protection and privacy, tax compliance, health and safety, labor and employment practices, import/export activities, real estate transactions, credit card transactions, marketing, advertising and other general business activities.

There can be no assurance that the current domestic and international political climate will not change and negatively affect the Company’s business, or that additional local, state or federal statutes, regulations or edicts will not be enacted or that existing laws and regulations will not be amended, decreed or interpreted at some future date that could prohibit or limit the ability of the Company to profitably operate any or all of its services. For example, such regulations could restrict the ability of the Company to offer pawn loans, significantly decrease or cap the interest rates or service fees for such lending activities, prohibit or more stringently regulate the acceptance of pawn collateral or buying used merchandise and the sale, exportation or importation of such pawn merchandise, any of which could have a material adverse effect on the Company’s operations and financial condition. If legislative, regulatory or other arbitrary actions or interpretations are taken at a federal, state or local level in the U.S. or countries in Latin America which negatively affect the pawn industry where the Company has a concentrated or significant number of stores, those actions could have a material adverse effect on the Company’s business operations. There can be no assurance that such regulatory action at any jurisdiction level will not be enacted, or that existing laws and regulations will not be amended, decreed or interpreted in such a way which could have a material adverse effect on the Company’s operations and financial condition.

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over consumer financial services activities. In recent years, additional legislation and regulations have been enacted or proposed which have increased or could continue to increase regulation of the consumer finance industry.

The Consumer Financial Protection Bureau (the “CFPB”), created by Title X of the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), has broad regulatory, supervisory and enforcement powers over certain financial institutions. The CFPB’s examination authority permits examiners to inspect the Company’s books and records and ask questions about its business and its practices relating to unsecured, small dollar loans, like payday loans, which the Company offered before June 30, 2020. The CFPB also has the authority to pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek civil investigative demands, consent orders, confidential memorandums of understandings, obtain cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. Also, where a company has been found to have violated consumer laws, the Dodd-Frank Act (in addition to similar state consumer laws) empowers state attorneys general and state regulators to bring administrative or civil actions seeking the same equitable relief available to the CFPB, in addition to state-led enforcement actions and consent orders. If the CFPB or one or more state officials believe that the Company violated any of the applicable laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company or its business.

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans were not covered under the CFPB’s original 2017 regulation and remain excluded under the revised regulation. Accordingly, the Company believes that the SDL Rule does not directly impact the vast majority of its pawn products, which comprise more than 99% of its total revenues. The SDL Rule does, however, define consumer loan products, both short-term loans and installment loans offered by the Company before June 30, 2020, as loans covered under the rule. Given the Company’s discontinuance of consumer loans and credit services on June 30, 2020, the Company does not believe the SDL Rule will have a material effect, if any, on the Company’s operations and financial condition.

In July 2015, the U.S. Department of Defense published a finalized set of additional requirements and restrictions under the Military Lending Act (“MLA Rule”). The MLA Rule, which went into effect on October 3, 2016, amended requirements for its “safe harbor” (making covered member attestation insufficient on its own to comply with the “safe harbor” provision of the MLA Rule) and expanded the scope of the credit products covered by the MLA to include overdraft lines of credit, pawn loans, or vehicle and certain unsecured installment loan products to the extent any such products have a military annual percentage rate greater than 36%. While the Company does not believe that active members of the U.S. military or their dependents comprise a significant percentage of the historical pawn customer base in most locations, compliance with the MLA Rule, including its safe harbor provisions, is complex, increases compliance risks and related costs and limits the potential customer base of the Company.

The Company must comply with various disclosure requirements under the Federal Truth in Lending Act (and Regulation Z promulgated thereunder). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate of the charges associated with pawn transactions.

The Financial Crimes Enforcement Network (“FinCEN”) exercises regulatory functions primarily under the Currency and Financial Transactions Reporting Act of 1970, as amended by Title III of the USA PATRIOT Act of 2001 and other legislation, which legislative framework is commonly referred to as the “Bank Secrecy Act” (the “BSA”). The BSA is a comprehensive U.S. federal anti-money laundering (“AML”) and counter-terrorism financing statute. The BSA authorizes the Secretary of the Treasury to issue regulations requiring banks and other financial institutions to take a number of precautions against financial crimes, including the establishment of AML programs and the filing of certain reports. The Secretary of the Treasury has delegated to the Director of FinCEN the authority to implement, administer, and enforce compliance with the BSA and associated regulations, which among other things, regulates the reporting of transactions involving currency in an amount greater than $10,000. As of January 1, 2018, the Company ceased offering fee-based check cashing services and is no longer considered a money services business as defined under federal law. Generally, however, and depending on the service or product, financial institutions, including the Company, must report certain transactions involving currency in an amount greater than $10,000 during a specific period, or transactions deemed suspicious in nature. The Company’s compliance with AML regulations and reporting requirements is reviewed annually by its director of internal audit who reports all findings directly to the Board of Directors.

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

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”) and other similar laws in other jurisdictions that prohibit improper payments or offers of improper payments to foreign governments and their officials and political parties by U.S. persons and issuers (as defined by the statute) for the purpose of obtaining or retaining business. In addition, the FCPA requires adequate accounting internal controls and record keeping. It is the Company’s policy to maintain safeguards to discourage these practices by its employees and vendors and follow Company standards of conduct for its business throughout the U.S. and Latin America, including the prohibition of any direct or indirect payment or transfer of Company funds or assets to suppliers, vendors, or government officials in the form of bribes, kickbacks or other illegal payoffs. All Company employees who have a significant role in the operations of the Company, including all Latin America store operations employees, and certain third party intermediaries receive training and/or provide certification over their understanding of and compliance with the FCPA.

Each U.S. pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Handgun Violence Prevention Act (the “Brady Act”). The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with releasing, selling or otherwise disposing of firearms. In addition, the Company must also comply with various state law provisions and the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent record of all receipts and dispositions of firearms. Employees handling firearms are required to complete a firearms training program that covers firearms safety, processes and compliance. Only trained and certified employees are able to perform firearm transactions in the Company’s proprietary point-of-sale and loan management system. As of December 31, 2020, the Company had 836 locations in the U.S. with an active FFL.

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

Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, reporting of daily transactions, and adherence to local law enforcement “do-not-buy-lists” by checking law enforcement created databases. Specifically, under some county and municipal ordinances, pawn stores must provide local law enforcement agencies with reports of all daily transactions involving pawns and over-the-

counter merchandise purchased directly from customers. These daily transaction reports are designed to provide local law enforcement officials with a detailed description of the merchandise involved, including serial numbers, if any, or other specific identifying information, including the name and address of the customer obtained from a valid identification card and photographs of the customers and/or merchandise in certain jurisdictions. Goods held to secure pawns or goods directly purchased may be subject to mandatory holding periods before they can be resold by the Company. If pawned or purchased merchandise is determined to belong to an owner other than the borrower or seller, it may be subject to confiscation by police for recovery by the rightful owners. Historically, the Company has not found the volume of the confiscations or claims to have a material adverse effect upon results of operations. The Company does not maintain insurance to cover the costs of returning merchandise to its rightful owners but historically has benefited from civil and criminal restitution efforts.

Local rules, regulations and ordinances vary widely from county to county or city to city. While many of the local rules and regulations relate primarily to zoning and land use restrictions, certain cities have restrictive regulations specific to pawn products.

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

PROFECO regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops, including retail operations, consumer disclosures and establishes reporting requirements and requires all pawn businesses and its owners to register annually with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding and insurance requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions on a monthly basis to states’ attorneys general offices. PROFECO modifies its process and procedures regarding regulation including its annual registration requirements. The Company complies in all material respects with this process and registration requirements as administered by PROFECO. There are significant fines and sanctions, including license revocation and operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations.

Mexico’s anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources (“Anti-Money Laundering Law”), requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposes strict maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit (“Hacienda”) and all of Mexico’s various states’ attorneys general offices (“PGR”). This law restricts the use of cash in certain transactions associated with high-value assets and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. The law empowers Hacienda to oversee and enforce these regulations and to follow up on the information received from other agencies in Mexico and abroad. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting by the Company to Hacienda and the PGR on “vulnerable activities,” which encompass the sale of jewelry, precious metals and watches exceeding certain thresholds. There are significant fines and sanctions for failure to comply with the Anti-Money Laundering Law.

Mexico’s Federal Personal Information Protection Act (“Mexico Privacy Law”) requires companies to protect their customers’ personal information, among other things. Specifically, the Mexico Privacy Law requires that the Company create and maintain a privacy policy and inform its customers whether the Company shares the customer’s personal information with third parties or transfers personal information to third parties. It also requires public posting (both online and in-store) of the Company’s privacy policy, which includes a process for the customer to revoke any previous consent granted to the Company for the use of the customer’s personal information, or limit the use or disclosure of such information.

On May 1, 2019, Mexico’s Federal Official Gazette published a decree setting forth major amendments to Mexico’s Federal Labor Law. The labor reform in Mexico is derived from the requirements to be in compliance with Annex 23-A of the United States-Mexico-Canada Agreement (“USMCA”) labor chapter. Mexico’s Federal Labor Law established guidelines involving unions and the labor force, which includes, among other things, a new structure to manage union life, labor agreements and labor disputes by replacing the existing federal and local conciliation and arbitration boards and federal certification of formal unions and labor agreements. In addition, there is currently proposed federal legislation that would regulate, and in some cases, prohibit, commonly used employee insourcing and outsourcing structures. A number of Mexican employers, including the Company, use insourcing and outsourcing structures to manage labor costs, including profit-sharing obligations. While the final outcome of the legislation is unknown, if the legislation is passed in its current form, the use of these insourcing and outsourcing structures will be severely limited.

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

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala, Colombia and El Salvador also regulate the pawn industry and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, customs, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. Like Mexico, department agencies, including local and state police officials, have unlimited and discretionary authority in their application of their rules and requirements.

As the scope of the Company’s international operations increases, the Company may face additional administrative, labor and regulatory costs in operating and managing its business. In addition, unexpected changes, arbitrary or adverse court decisions, adverse action by financial regulators, aggressive public officials or regulators attacking the Company’s business models, administrative interpretations of federal or local requirements or legislation, or public remarks by elected officials could negatively impact the Company’s operations and profitability.

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

Item 1A. Risk Factors

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties facing the Company. Additional risks not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition or results of operations in future periods. In addition to the risks and uncertainties set forth in the risk factor below entitled “The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, the Company’s business and results of operations,” many of the risks and uncertainties set forth in the other risk factors below are or could be exacerbated by the COVID-19 pandemic, including government and business responses thereto and any resulting decline in the global business and economic environment.

COVID-19 Pandemic Risks

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, the Company’s business and results of operations.

Public health outbreaks, epidemics or pandemics such as COVID-19 could adversely affect consumer traffic and demand for pawn loans and have a material adverse effect on the Company’s results of operations. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak (including the possibility of further surges or variants of COVID-19), the timing and efficacy of the vaccination programs in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions in each location. The Company has taken, and will continue to take precautionary measures in accordance with the guidelines of the Centers for Disease Control and Prevention and other federal, state and local authorities. This includes the adoption of social distancing and hygiene protocols within all of the Company’s store locations intended to help minimize the risk of spread of COVID-19 to its customers and employees. There is no guarantee that these measures will be effective and an outbreak at the Company’s stores could result in their closure. Also, in an effort to improve social distancing, the Company has temporarily allowed the majority of its work force at its corporate offices to work remotely. Remote working may heighten cybersecurity, information security and operational risks and affect the productivity of the Company’s employees. Also, if a large proportion of the Company’s key employees contracted COVID-19 or were quarantined as a result of the virus, it could adversely impact the Company’s operations and its business continuity plans may not prove successful in mitigating such impact.

The Company’s business depends heavily on the uninterrupted operation of its stores with sufficient customer activity as the Company does not currently offer an online pawn lending or payment platform. In general, in most jurisdictions where the Company has stores, pawnshops have been designated an essential service by federal guidelines and/or local regulations and are allowed to remain open. While the broad shutdowns in response to COVID-19 have ended in most of the locations where the Company operates, there can be no assurance that future shutdowns, or similar restrictions, will not be enacted or expanded by federal, state or other local government officials or that pawnshops will remain designated as an essential service or that government officials will not expand current or future business closures to include pawnshops, which would have a material adverse effect on the Company’s operations and financial condition.

In addition, consumer fears about becoming ill with COVID-19 may continue, and consumer behavior may change as a result of COVID-19, which could materially and adversely affect traffic to the Company’s stores. Consumer spending and loan demand is also generally impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession and other uncertainties from the effects of government stimulus programs resulting from the COVID-19 pandemic.

The economic global uncertainty resulting from COVID-19 has also resulted in increased currency volatility that has resulted in adverse currency rate fluctuations, especially with respect to the Mexican peso. There is no guarantee these adverse currency rate fluctuations will not continue or accelerate in the future.

The continued fluidity and uncertainty of the COVID-19 pandemic makes it nearly impossible to predict the ultimate adverse impact of COVID-19 on the Company’s business and operations. Nevertheless, COVID-19 continues to present a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future.

Operational, Strategic and General Business Risks

Increased competition from banks, credit unions, internet-based lenders, other short-term consumer lenders, governmental entities and other organizations offering similar financial services and retail products offered by the Company could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, consumer loan companies, internet-based lenders, consumer finance companies, rent-to-own companies, point-of-sale consumer finance programs, payroll lenders, banks, credit unions and other financial service providers that serve the Company’s primarily cost conscious and underbanked customer base. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of pawn transactions that the Company writes, resulting in lower levels of revenue and earnings. Furthermore, the Company has many competitors to its retail operations, such as retailers of new merchandise, retailers of pre-owned merchandise, other pawnshops, thrift shops, online retailers of new and pre-owned merchandise, online classified advertising sites, social media platforms and online auction sites. Many consumers view these competitors as a more price competitive or convenient option for acquiring similar products to what the Company sells.

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

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to public health and safety issues, fuel prices, interest rates, government sponsored economic stimulus programs, social welfare or benefit programs, other economic conditions or other events, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. Furthermore, the Company’s retail sales depend in large part on sufficient inventory levels driven primarily by forfeited collateral on pawn loans. If demand for pawn loans decrease, inventory levels typically decline, which can have a material adverse impact on retail sales.

Should the Company fail to adapt to a significant change in its customers’ demand for, or regular access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations, its customers may resist or may reject products or services whose adaptations make them less attractive or less available. In any event, the effect of any product or service change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time. Demand may also fluctuate by geographic region. The current geographic concentration of the Company’s stores creates exposure to local economies and politics, and regional downturns. As a result, the Company’s business is currently more susceptible to regional conditions than the operations of more geographically diversified competitors, and the Company is vulnerable to economic downturns or changing political landscapes in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel.

The Company depends on its senior management to execute its business strategy and oversee its operations. The Company’s senior management team has significant pawn industry experience in both Latin America and the United States, which the Company believes is unique in the pawn industry. The loss of services of any of the members of the Company’s senior management could adversely affect the Company’s business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms. Furthermore, a significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations.

The Company depends on hiring an adequate number of hourly employees to run its business and is subject to regulations concerning these and its other employees, including wage and hour regulations.

The Company’s workforce is comprised primarily of employees who work on an hourly basis. To grow its operations and meet the needs and expectations of its customers, the Company must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s stores. In certain areas where the Company operates, there is significant competition for employees, including from retailers and the restaurant industries. The lack of availability of an adequate number of hourly employees as a result of such competition or from a decrease in the hourly employee workforce as a result of government sponsored economic stimulus, social welfare or benefit programs, or the Company’s inability to attract and retain hourly employees, or an increase in wages and benefits to current employees could adversely affect its business, results of operations, cash flows and financial condition. The Company is subject to applicable rules and regulations relating to its relationship with its employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions, immigration status and, in Mexico, labor agreements, union relations and profit sharing requirements. Accordingly, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs, fines and, in Mexico, costs associated with labor agreements, unions and profit sharing requirements, would increase the Company’s labor costs, which could have a material adverse effect on its business, prospects, results of operations and financial condition.

The Company’s organic growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company’s ability to grow through the opening of new store locations.

The success of the Company’s organic expansion strategy is subject to numerous external factors, such as the availability of sites with favorable customer demographics, limited competition, acceptable regulatory restrictions and landscape, political or community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to complete construction and obtain utilities timely. Some of these factors are beyond the Company’s control. The failure to execute the Company’s organic expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

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

The Company’s business depends highly upon its employees’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s proprietary point-of-sale and loan management system. A shut-down of or inability to access the facilities in which the Company’s storefront point-of-sale and loan management system and other technology infrastructure are based, such as due to a power outage, a cyber-security breach or attack, a breakdown or failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform efficient storefront lending and merchandise disposition activities, provide customer service or perform other necessary business functions.

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

An important component of the Company’s business involves the receipt and storage of information about its customers and employees and maintaining internal business data. As a large employer and operator of retail stores and provider of pawn loans, the Company is under threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber-attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to prevent future attacks and investigate actual attacks, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the implementation of significant security measures, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks.

The Company’s customers provide personal information in one of three ways: (1) when conducting a pawn transaction or selling merchandise, (2) when conducting a background check in connection with releasing or selling firearms, and (3) when conducting a retail purchase whereby a customer’s payment method is via a credit card, debit card or check. While the Company has implemented systems and processes to protect against unauthorized access to or use of such personal information, there is no guarantee that these procedures are adequate to safeguard against all security breaches or misuse of the information. Furthermore, the Company relies on encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, including credit card information and other personal information. However, there is no guarantee that these systems or processes will address all of the cyber threats that continue to evolve.

Lastly, the regulatory environment related to information security and data collection, retention, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs. These costs associated with information security, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches, could be substantial and adversely impact the Company’s business.

The Company uses a combination of hardware systems, software systems, internal information technology specialists and third party service providers to assess and mitigate cyber security threats. Even if the Company is fully compliant with legal standards and contractual or other requirements, it still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information technology systems continues to increase. Breaches, thefts, losses or fraudulent uses of customer, employee or Company business data could cause employees and customers to lose confidence in the security of its systems including the point-of-sale system and other information technology systems and choose not to do business with the Company. Such security breaches also could expose the Company to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect the business.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its stores and certain processing centers, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company also may be subject to liability as a result of crimes at its stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories, including gold and other precious metals, in most of its stores and certain corporate locations. As a result, the Company is subject to the risk of employee and third-party robberies, riots, looting, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks and utilizes various security measures at its facilities, there can be no assurance that robberies, riots, looting, burglaries and thefts will not occur. The extent of the Company’s cash, loan collateral and inventory losses or shortages could increase as it expands the nature and scope of its products and services. Robberies, riots, looting, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. It is also possible that violent crimes such as riots, looting, assaults and armed robberies may be committed at the Company’s stores. The Company could experience liability or adverse publicity arising from such crimes. For example, the Company may be liable if an employee, customer, guard or bystander suffers bodily injury or other harm. Any such event may have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company maintains a program of insurance coverage for various types of property, casualty and other risks. The types and amounts of insurance that the Company obtains vary from time to time, depending on availability, cost and management’s decisions with respect to risk retention. The Company’s insurance policies are subject to deductibles and exclusions that result in the Company’s retention of a level of risk on a self-insured basis. Losses resulting from employee and third-party robberies, riots, looting, burglaries and thefts not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

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

The Company’s lending and retail businesses are typically somewhat seasonal, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to borrow on its unsecured credit facilities and service its debt obligations.

The Company’s U.S. pawn business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year while demand typically increases during the third and fourth quarters. Also, retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S. Typically, the Company experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S. This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results, its ability to borrow on it unsecured credit facilities, and its ability to service its debt obligations could be adversely affected.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s pawn lending, retail and scrap jewelry operations and general store and corporate cash management are dependent upon the Company’s ability to maintain retail banking services, treasury management services and borrowing relationships with commercial banks. Actions by federal regulators in the U.S. and other Latin American countries where the Company operates have caused many commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other businesses in the Company’s industry. The Company also relies significantly on outside vendors to provide services such as financial transaction processing (including retail credit card transactions, money transfer and foreign exchange transactions), utilities, store security, armored transport, precious metal smelting, data and voice networks and other information technology products and services. The failure or inability of any of these third-party financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

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

The CFPB has been exercising its supervisory review over certain non-bank providers of consumer financial products and services, including providers of unsecured consumer loans and certain title loans, which the Company offered before June 30, 2020. The CFPB’s examination authority permits its examiners to inspect the books and records of providers of short-term, small dollar lenders and ask questions about their business practices. As a result of these examinations of non-bank providers of consumer credit, the Company could be subject to specific enforcement action, including monetary penalties, which could adversely affect the Company. Under certain circumstances, the CFPB may also be able to exercise regulatory or enforcement authority over providers of pawn services through its rule making authority.

In addition to having the authority to assess monetary penalties for violations of applicable federal consumer financial laws (including the CFPB’s own rules), the CFPB can require remediation of practices, including through confidential memorandums of understanding and consent orders, pursue civil investigative demands, administrative proceedings or litigation and obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative or equitable relief). Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy alleged violations of state law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or confidential memorandums of understanding against or with the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

See “Item 1. Business—Government Regulation” for a further discussion of the regulatory authority of the CFPB.

Mexico’s PROFECO has regulatory, supervisory and enforcement powers over pawn operators and pawn operations, and it could exercise its enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

Federal law in Mexico provides for administrative regulation of the pawnshop industry by PROFECO, Mexico’s primary federal consumer protection agency. PROFECO requires all pawn operators, like the Company, to register its pawn stores and to disclose the interest rate and fees charged on pawn transactions. PROFECO also establishes and regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops and reporting requirements for pawnshops. PROFECO requires all pawn businesses and their owners to annually register with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding and insurance requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions and monthly reporting to state law enforcement officials of certain transactions (or series of transactions). There are significant fines and sanctions, including operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations. PROFECO regularly modifies its processes and procedures regarding its annual registration requirements and pawn industry operations. The Company complies in all material respects with requirements as administered by PROFECO.

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

The Company includes dispute arbitration provisions for its employees and in its pawn agreements. These provisions are designed to allow the Company to resolve any employee or customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class or collective basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating class and collective action liability. The Company’s arbitration agreements do not have any impact on regulatory enforcement proceedings. The Company takes the position that the FAA requires enforcement, in accordance with the terms of its arbitration agreements, of class and collective action waivers of the type the Company uses, particularly now that the CFPB’s “Arbitration Rule” prohibiting class action waivers was officially repealed in November 2017.

However, a number of state and federal circuit courts and the National Labor Relations Board have concluded that arbitration agreements with consumer class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

In light of conflicting court decisions and potential future rulemaking, it is possible that the Company’s consumer arbitration agreements will be rendered unenforceable. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in certain consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents.

Any judicial or administrative decision, federal legislation or agency rule that would impair the Company’s ability to enter into and enforce consumer arbitration agreements with class action waivers, could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff friendly jurisdictions. Such litigation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been or may be involved in future lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding, audits, other actions arising in the ordinary course of business, including those related to consumer finance and protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, to have to refund fees and/

or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

The sale and pawning of firearms, ammunition and certain related accessories is subject to current and potential regulation, which could have a material adverse effect on the Company’s reputation, business, prospects, results of operations and financial condition.

Because the Company accepts firearms as pawn collateral and sells firearms, ammunition and certain related accessories in many U.S. locations, the Company is required to comply with federal, state and local laws and regulations pertaining to the pawning, purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases or pawns a firearm that is later used in a deadly shooting. These laws and regulations require the Company, among other things, to ensure that each pawn location dealing in firearms has its FFL, that all purchasers of firearms or persons redeeming pawned firearms are not prohibited persons and are subjected to a pre-sale or pre-redemption background check, to record the details of each firearm sale or pawn redemption on appropriate government-issued forms, to record each receipt or transfer of a firearm and to maintain these records for a specified period of time. The Company is also required to timely respond to tracing requests of firearm transactions by law enforcement agencies.

Over the past several years, the purchase, sale and ownership of firearms, ammunition and certain related accessories has been the subject of increased media scrutiny and federal, state and local regulation. The media scrutiny and regulatory efforts are likely to continue in the Company’s current markets and other markets into which the Company may expand. If enacted, new laws and regulations could limit the types of licenses, firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company pawns, offers, purchases and sells these products. If the Company fails to comply with existing or newly enacted laws and regulations relating to the purchase, sale or pawning of firearms, ammunition and certain related accessories, its licenses to sell or maintain inventory of firearms at its stores may be suspended or revoked, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, new laws and regulations impacting the ownership of firearms and ammunition could cause a decline in the demand for and sales of the Company’s products, which could materially adversely impact its revenue and profitability. Complying with increased regulation relating to the purchase, sale or pawning of firearms, ammunition and certain related accessories could be costly.

Furthermore, the Company may incur losses due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law, the selling of firearms or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities, state or federal agencies or other organizations attempting to recover damages or costs from firearms retailers relating to the sale or misuse of firearms. Furthermore, if any firearms sold by the Company are used in the commitment of any crimes or mass shootings, it could result in significant adverse media attention against the Company and have a material adverse impact on the reputation of the Company. Commencement of such lawsuits or any adverse media attention against the Company could have a material adverse effect on its business, reputation, prospects, results of operations and financial condition.

The Company is subject to the FCPA, anti-money laundering laws and other anti-corruption laws, and the Company’s failure to comply with these laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

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

The Company is also subject to anti-money laundering laws in both the United States and Latin America. For example, Mexico’s Anti-Money Laundering Law requires monthly reporting of certain transactions (or series of transactions) exceeding monetary limits, and require stricter maintenance of customer identification records and controls, and reporting of all foreign (non-Mexican) customer transactions. Guatemala, Colombia and El Salvador also have similar reporting requirements.

If the Company is found to have violated the FCPA, anti-money laundering laws or other laws governing the conduct of business with government entities (including local laws), the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, and financial condition. Investigation of any potential or perceived violations of the FCPA, anti-money laundering laws or other anti-corruption laws by U.S. or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, results of operations and financial condition.

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

The Company derives significant revenue, earnings and cash flow from operations in Latin America, where business operations are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiaries’ functional currencies. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Latin American subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Latin American currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiaries’ functional currencies. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located near the Mexican border. For a detailed discussion of the impact of fluctuations in currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2020, the Company had 1,702 store locations in Latin America, including 1,616 in Mexico, 59 in Guatemala, 14 in Colombia and 13 in El Salvador, and the Company plans to open additional stores in Latin America in the future. Doing business in each of these countries, and in Latin America generally, involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in Mexico, Guatemala, Colombia or El Salvador that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting international trade and corporate tax and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Because international operations increase the complexity of an organization, the Company may face additional administrative costs in managing its business. In addition, most countries typically impose additional burdens on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties, including the USMCA and corporate tax policy. In some cases, there have been negative reactions to the enacted and/or proposed policies as expressed in the media and by politicians in Mexico, which could potentially negatively impact U.S. companies operating in Mexico. In particular, there is continued uncertainty around Mexico’s current federal administration and how the policies as applied by its administration, including conducting aggressive corporate tax and other regulatory audits, adverse government discretion, and support of increased social welfare programs, may impact U.S. companies doing business in Mexico generally and pawn and consumer finance companies in particular. While the Company engages in limited cross-border transactions other than those involving scrap jewelry sales, any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America operations.

Accounting, Tax and Financial Risks

The Company's existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2020, including the Company's 4.625% senior unsecured notes issued in August 2020 (“Notes”) and the Company’s unsecured credit facilities, the Company had outstanding principal indebtedness of $623.0 million and availability of $403.7 million under its unsecured credit facilities, subject to certain financial covenants. The Company's level of indebtedness could:

•make it more difficult for it to satisfy its obligations with respect to the Notes and its other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•require it to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, thereby reducing the availability of such cash flows to fund working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;
•limit its ability to obtain additional financing for working capital, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;
•limit its ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•restrict the ability of its subsidiaries to pay dividends or otherwise transfer assets to the Company, which could limit its ability to, among other things, make required payments on its debt;
•increase the Company's vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of its borrowings are at variable rates of interest); and
•place the Company at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of the Company's level of indebtedness could have a material adverse effect on its business, financial condition and results of operations.

The Company is subject to goodwill impairment risk.

At December 31, 2020, the Company had $977.4 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2020, approximately 58% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 51% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Unexpected changes in both domestic and foreign tax laws and policies could negatively impact the Company’s operating results.

The Company’s financial results may be negatively impacted by changes in domestic or foreign tax laws, administrative interpretations of such laws and enforcement of policies, including, but not limited to, an increase in statutory tax rates, changes in allowable expense deductions, or the imposition of new withholding requirements on repatriation of foreign earnings.

Certain tax positions taken by the Company require the judgment of management and could be challenged by federal, state and local taxing authorities in the U.S. and Latin America.

Management’s judgment is required in determining the provision for income taxes, franchise taxes, sales and value-added taxes, deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. Management’s judgment is also required in evaluating whether tax benefits meet the more-likely-than-not threshold for recognition under ASC 740-10-25, Income Taxes.

General Economic and Market Risks

A sustained deterioration of economic conditions or an economic crisis and government actions taken to limit the impact of such an economic crisis could reduce demand or profitability for the Company’s products and services which would result in reduced earnings.

The Company’s business and financial results may be adversely impacted by sustained unfavorable economic conditions or unfavorable economic conditions associated with a global or regional economic crisis which, in either case, include adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a sustained or rapid deterioration in the economy, along with the potential enactment of government stimulus programs to attempt to limit such economic deterioration, could adversely impact the performance of the Company’s pawn loan portfolio and consumer or market demand for pre-owned merchandise or gold such as that sold in the Company’s pawnshops. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins.

Inclement weather, natural disasters or health epidemics can adversely impact the Company’s operating results.

The occurrence of weather events and natural disasters such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales and pawn loan origination or redemption activities at the Company’s stores and have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at attractive prices, whether through store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2020, the Company owned the real estate and buildings for 202 of its pawn stores and its Company’s corporate headquarters building in Fort Worth, Texas.

As of December 31, 2020, the Company leased 2,592 store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2021 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2020. For more information about the Company’s pawn store locations, see “Item 1. Business—Locations and Operations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	15,000	December 31, 2024	$15
Administrative offices	Mexico City, Mexico	8,000	March 31, 2024	15
Administrative operations	Fort Worth, Texas	24,000	July 31, 2021	10

Most leases require the Company to maintain the property and pay the cost of insurance and property taxes. The Company believes termination of any particular lease would not have a material adverse effect on the Company’s operations. The Company believes the facilities currently owned and leased by it as pawn stores are suitable for such purpose and considers its equipment, furniture and fixtures to be in good condition.

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

On January 27, 2021, there were approximately 258 stockholders of record of the Company’s common stock.

In January 2021, the Company’s Board of Directors declared a $0.27 per share first quarter cash dividend on common shares outstanding, or an aggregate of $11.1 million based on the December 31, 2020 share count, to be paid on February 26, 2021 to stockholders of record as of February 12, 2021. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, expected liquidity, debt covenant restrictions and other relevant factors including the impact of COVID-19.

Issuer Purchases of Equity Securities

During 2020, the Company repurchased a total of 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96, and during 2019, repurchased 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37. The Company intends to continue repurchases under its active share repurchase programs, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended December 31, 2020 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
October 1 through October 31, 2020	150,000	$52.89	150,000	$40,533
November 1 through November 30, 2020	159,000	54.73	159,000	31,827
December 1 through December 31, 2020	137,000	73.35	137,000	21,827
Total	446,000	59.81	446,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2020 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2020	Dollar Amount Purchased in 2020	Remaining Dollar Amount Authorized For Future Purchases
October 24, 2018	January 30, 2020	$100,000	344,000	$28,797	$—
January 28, 2020	Currently active	100,000	1,083,000	78,173	21,827
Total			1,427,000	$106,970	$21,827

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2015 through December 31, 2020, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2015 and assuming the reinvestment of all dividends on the date paid). The Company has previously included a peer group index, however believes the comparison to the above mentioned industry-based indexes is a more applicable comparison. As a result, the performance graph below does not include a peer group index. Note that historic performance is not necessarily indicative of future performance.

Item 6. Selected Financial Data

The information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The information below is derived from and qualified by reference to the Company’s audited financial statements for each of the five years ended December 31, 2020.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts and location counts)
Income Statement Data (1):
Revenue:
Retail merchandise sales	$1,075,518	$1,175,561	$1,091,614	$1,051,099	$669,131
Pawn loan fees	457,517	564,824	525,146	510,905	312,757
Wholesale scrap jewelry sales	96,233	103,876	107,821	140,842	62,638
Consumer loan and credit services fees	2,016	20,178	56,277	76,976	43,851
Total revenue	1,631,284	1,864,439	1,780,858	1,779,822	1,088,377

Cost of revenue:
Cost of retail merchandise sold	641,087	745,861	696,666	679,703	418,556
Cost of wholesale scrap jewelry sold	79,546	96,072	99,964	132,794	53,025
Consumer loan and credit services loss provision	(488)	4,159	17,461	19,819	11,993
Total cost of revenue	720,145	846,092	814,091	832,316	483,574

Net revenue	911,139	1,018,347	966,767	947,506	604,803

Expenses and other income:
Store operating expenses	562,158	595,539	563,321	552,191	327,062
Administrative expenses	110,931	122,334	120,042	122,473	96,537
Depreciation and amortization	42,105	41,904	42,961	55,233	31,865
Interest expense, net	27,804	32,980	26,729	22,438	19,569
Merger and acquisition expenses	1,316	1,766	7,643	9,062	36,670
Loss (gain) on foreign exchange	884	(787)	762	(317)	952
Loss on extinguishment of debt	11,737	—	—	14,114	—
Write-offs and impairments of certain lease intangibles and other assets	10,505	—	—	—	—
Net gain on sale of common stock of Enova	—	—	—	—	(1,299)
Total expenses and other income	767,440	793,736	761,458	775,194	511,356

Income before income taxes	143,699	224,611	205,309	172,312	93,447

Provision for income taxes	37,120	59,993	52,103	28,420	33,320

Net income	$106,579	$164,618	$153,206	$143,892	$60,127

Dividends declared per common share	$1.08	$1.02	$0.91	$0.77	$0.565

	Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Data (Continued) (1):
Earnings per share:
Basic	$2.57	$3.83	$3.42	$3.01	$1.72
Diluted	2.56	3.81	3.41	3.00	1.72

Balance Sheet Data:
Inventories	$190,352	$265,256	$275,130	$276,771	$330,683
Pawn loans	308,231	369,527	362,941	344,748	350,506
Net working capital	418,159	538,087	656,847	721,626	748,507
Total assets	2,372,197	2,439,440	2,107,974	2,062,784	2,145,203
Long-term liabilities	881,976	886,503	656,825	466,880	551,589
Total liabilities	1,088,382	1,089,405	789,870	587,451	695,217
Stockholders’ equity	1,283,815	1,350,035	1,318,104	1,475,333	1,449,986

Statement of Cash Flows Data:
Net cash flows provided by (used in):
Operating activities	$222,264	$231,596	$243,429	$220,357	$96,854
Investing activities	(20,352)	(137,053)	(159,247)	1,397	(25,967)
Financing activities	(186,502)	(120,806)	(127,061)	(197,506)	(58,713)

Location Counts:
Pawn stores	2,748	2,673	2,456	2,039	2,012
Consumer loan stores	—	6	17	72	73
	2,748	2,679	2,473	2,111	2,085

(1)    See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share” for additional information about certain 2020, 2019 and 2018 income and expense items that affected the Company’s consolidated net income and diluted earnings per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a leading operator of retail-based pawn stores with 2,748 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, the stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the typical 30-day term of the loan plus a stated grace period.

The Company recognizes pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical redemption statistics. If a pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the property is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued pawn fee revenue. The Company records merchandise sales revenue at the time of the sale and presents merchandise sales net of any sales or value-added taxes collected. The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Some jewelry inventory is melted and processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Operating expenses consist of all items directly related to the operation of the Company’s stores, including salaries and related payroll costs, rent, utilities, facilities maintenance, advertising, property taxes, licenses, supplies and security. Administrative expenses consist of items relating to the operation of the corporate offices, including the compensation and benefit costs of corporate management, district managers and other operations management personnel, accounting, legal and other administrative costs, information technology costs, liability and casualty insurance, outside legal and accounting fees and stockholder-related expenses. Merger and acquisition expenses primarily include incremental costs directly associated with merger and acquisition activities, including professional fees, outside legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities.

The Company organizes its operations into two reportable segments. The U.S. operations segment consists of all operations in the U.S. and the Latin America operations segment consists of all operations in Mexico, Guatemala, Colombia and El Salvador. Financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 15 of Notes to Consolidated Financial Statements.

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

The Company’s management reviews and analyzes operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The wholesale scrap jewelry sales in Latin America are priced and settled in U.S. dollars, and are not affected by foreign currency translation, as are a small percentage of the operating and administrative expenses in Latin America, which are billed and paid in U.S. dollars. Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2020		2019		2018
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.9	(6)%	18.8	5%	19.7
Twelve months ended	21.5	(11)%	19.3	(1)%	19.2

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	(1)%	7.7	—%	7.7
Twelve months ended	7.7	—%	7.7	(3)%	7.5

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,433	(5)%	3,277	(1)%	3,250
Twelve months ended	3,693	(13)%	3,280	(11)%	2,956

The following table details income statement items as a percent of total revenue and other operating metrics:

	Year Ended December 31,
	2020	2019	2018
Revenue:
Retail merchandise sales	65.9%	63.0%	61.3%
Pawn loan fees	28.1	30.3	29.5
Wholesale scrap jewelry sales	5.9	5.6	6.0
Consumer loan and credit services fees (1)	0.1	1.1	3.2

Cost of revenue:
Cost of retail merchandise sold	39.3	40.0	39.1
Cost of wholesale scrap jewelry sold	4.8	5.2	5.6
Consumer loan and credit services loss provision (1)	—	0.2	1.0

Net revenue	55.9	54.6	54.3

Expenses and other income:
Store operating expenses	34.5	31.9	31.6
Administrative expenses	6.8	6.6	6.8
Depreciation and amortization	2.6	2.2	2.4
Interest expense, net	1.7	1.8	1.5
Merger and acquisition expenses	0.1	0.1	0.4
Loss (gain) on foreign exchange	0.1	—	0.1
Loss on extinguishment of debt	0.7	—	—
Write-offs and impairments of certain lease intangibles and other assets	0.6	—	—

Income before income taxes	8.8	12.0	11.5
Provision for income taxes	2.3	3.2	2.9
Net income	6.5	8.8	8.6

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

Pawn loans and revenue recognition - Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-recourse against the customer. The customer’s creditworthiness does not affect the Company’s financial position or results of operations. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Inventories and merchandise sales revenue recognition - Inventories represent merchandise acquired from forfeited pawns and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawns are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or net realizable value and, accordingly, inventory valuation allowances are established if inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. Some jewelry inventory is melted and processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Layaway plan and deferred revenue - The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits in the accompanying consolidated balance sheets.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the impairment testing methodology.

The Company’s other material indefinite-lived intangible assets consist of trade names and pawn licenses. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Foreign currency transactions - The Company has operations in Mexico, Guatemala and Colombia where the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are accumulated in loss (gain) on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments, as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Results of Operations

2020 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2020 as compared to the year ended December 31, 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2020	2019	2020	2019
Revenue	$1,631,284	$1,864,439	$1,631,284	$1,864,439
Net income	$106,579	$164,618	$125,153	$167,900
Diluted earnings per share	$2.56	$3.81	$3.01	$3.89
EBITDA (non-GAAP measure)	$213,608	$299,495	$236,974	$303,782
Weighted-average diluted shares	41,600	43,208	41,600	43,208

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and store count for the years ended December 31, 2020, 2019 and 2018 (in millions, except per share and store count amounts):

Net Income
$200
$150
$100
$50
$0
$153
$158
$165
$168
$107
$125
2018
2019
2020
Net Income (GAAP)
Adjusted Net Income *

Diluted Earnings Per Share
$4.00
$3.00
$2.00
$1.00
$0.00
$3.41
$3.53
$3.81
$3.89
$2.56
$3.01
2018
2019
2020
GAAP EPS
Adjusted EPS *

EBITDA
$400
$300
$200
$100
$0
$275
$284
$299
$304
$214
$237
2018
2019
2020
EBITDA *
Adjusted EBITDA *

Store Count
3,000
2,000
1,000
0
2,473
2,679
2,748
1,379
1,623
1,702
1,094
1,056
1,046
2018
2019
2020
U.S.
LatAm

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2020 Compared to the Twelve Months Ended December 31, 2019

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and rapidly spread throughout the world. In March of 2020, the World Health Organization declared the outbreak a pandemic. During the end of the first quarter of 2020 and the first part of the second quarter of 2020, many countries, states and other local government officials reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures, travel restrictions and other measures in an effort to reduce the spread of COVID-19, in addition to instituting broad-based stimulus, relief and forbearance programs in an effort to mitigate the economic impact of the pandemic. The impact of COVID-19 on the Company’s results of operations in each segment are more fully described in the discussion below.

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2020 and 2019. For similar operating and financial data and discussion of the Company’s 2019 results compared to its 2018 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 3, 2020.

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans, inventories and unsecured consumer loans, net, as well as other earning asset metrics of the U.S. operations segment as of December 31, 2020 as compared to December 31, 2019 (dollars in thousands, except as otherwise noted):

	As of December 31,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$220,391	$268,793	(18)%
Inventories	136,109	181,320	(25)%
Consumer loans, net (1)	—	751	(100)%
	$356,500	$450,864	(21)%

Average outstanding pawn loan amount (in ones)	$198	$177	12%

Composition of pawn collateral:
General merchandise	33%	34%
Jewelry	67%	66%
	100%	100%

Composition of inventories:
General merchandise	46%	47%
Jewelry	54%	53%
	100%	100%

Percentage of inventory aged greater than one year	2%	3%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	3.2 times	2.8 times

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S.

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the year ended December 31, 2020 as compared to the year ended December 31, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Year Ended
	December 31,		Increase /
	2020	2019	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$720,281	$722,127	—%
Pawn loan fees	310,437	379,395	(18)%
Wholesale scrap jewelry sales	45,405	71,813	(37)%
Consumer loan and credit services fees (1)	2,016	20,178	(90)%
Total revenue	1,078,139	1,193,513	(10)%

Cost of revenue:
Cost of retail merchandise sold	415,938	447,911	(7)%
Cost of wholesale scrap jewelry sold	39,584	65,941	(40)%
Consumer loan and credit services loss provision (1)	(488)	4,159	(112)%
Total cost of revenue	455,034	518,011	(12)%

Net revenue	623,105	675,502	(8)%

Segment expenses:
Store operating expenses	396,627	412,508	(4)%
Depreciation and amortization	21,743	20,860	4%
Total segment expenses	418,370	433,368	(3)%

Segment pre-tax operating income	$204,735	$242,134	(15)%

Operating metrics:
Retail merchandise sales margin	42%	38%
Wholesale scrap jewelry sales margin	13%	8%
Net revenue margin	58%	57%
Segment pre-tax operating margin	19%	20%

(1)Effective June 30, 2020, the Company ceased offering unsecured consumer lending and credit services products, which include all payday and installment loans, in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales declined less than 1% to $720.3 million during 2020 compared to $722.1 million for 2019. Same-store retail sales also decreased less than 1% during 2020 compared to 2019. Offsetting the small decline in retail sales revenue, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 38% during 2019, which resulted in an 11% increase in net revenue (gross profit) from retail sales for 2020 compared to 2019.

U.S. inventories decreased 25% from $181.3 million at December 31, 2019 to $136.1 million at December 31, 2020. Inventories aged greater than one year in the U.S. were 2% at December 31, 2020 compared to 3% at December 31, 2019.

In general, in most jurisdictions where the Company has stores, pawnshops were designated an essential service by federal guidelines and/or local regulations and were allowed to remain open during the broad shutdowns in response to COVID-19. As a result, retail sales during the second quarter, which increased 24% compared to the prior-year quarter, benefited from strong demand for stay-at-home products, such as consumer electronics, tools and sporting goods and were further enhanced by federal stimulus payments made directly to consumers, which drove additional demand across most product categories, including jewelry. As a result of the significant second quarter increase in retail sales and less forfeited inventory from lower pawn receivable balances (as described below), inventory balances were negatively impacted and decreased 30% at June 30, 2020 compared to the prior year-quarter. The lower inventory balances negatively impacted retail sales during the third and fourth quarters but were offset by an increase in retail sales margin, which was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, all of which limited the need for normal discounting.

Pawn Lending Operations

U.S. pawn loan fees decreased 18% to $310.4 million during 2020 compared to $379.4 million for 2019. Same-store pawn fees also decreased 18% during 2020 compared to 2019. Pawn loan receivables as of December 31, 2020 decreased 18% in total and 19% on a same-store basis compared to December 31, 2019.

The broad shutdowns in response to COVID-19 caused significantly reduced levels of personal spending by consumers in the U.S. Further improving U.S. consumer liquidity during the second quarter were federal stimulus payments, forbearance programs and enhanced unemployment benefits. The additional consumer liquidity resulted in a significant decline in pawn lending activities, including increased redemptions of existing loans and decreased originations of new loans. Pawn loans as of June 30, 2020 were 40% lower than the prior year before beginning to recover. The recovery in pawn loans continued throughout the third and fourth quarters, although pawn loan balances as of December 31, 2020 were still lower than prior-year balances. Resulting pawn loan fees were negatively impacted during the second, third and fourth quarters of 2020 as a result of the lower pawn loan balances.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 37% to $45.4 million during 2020 compared to $71.8 million during 2019. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed above. The scrap jewelry gross profit margin in the U.S. was 13% compared to the prior-year margin of 8%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during 2020 compared to 2019.

Consumer Lending Operations

The Company ceased offering unsecured consumer lending and credit services products (collectively, consumer lending operations), which include all payday and installment loans, in the U.S. effective June 30, 2020. As a result, service fees from U.S. consumer lending operations decreased 90% to $2.0 million during 2020 compared to $20.2 million during 2019.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 4% to $396.6 million during 2020 compared to $412.5 million during 2019 and same-store operating expenses decreased 3% compared with the prior-year period. The decrease in same-store operating expenses was primarily due to payroll savings realized through normal employee attrition, reduced store operating hours and other cost saving initiatives as a result of COVID-19, partially offset by an increase in store-level incentive based compensation, primarily as a result of the significant increase in retail sales during the second quarter and increased margins as described above.

U.S. store depreciation and amortization increased 4% to $21.7 million during 2020 compared to $20.9 million during 2019.

The U.S. segment pre-tax operating income for 2020 was $204.7 million, which generated a pre-tax segment operating margin of 19% compared to $242.1 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected decreases in pawn fee revenue as a result of the decline in pawn loan receivables and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations, partially offset by an increase in gross profit from retail sales and a decrease in operating expenses.

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

Latin American results of operations for 2020 compared to 2019 were impacted by an 11% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2020 compared to December 31, 2019 was also impacted by a 6% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of December 31, 2020 as compared to December 31, 2019 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,	Increase /
	As of December 31,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$87,840	$100,734	(13)%	$92,802	(8)%
Inventories	54,243	83,936	(35)%	57,289	(32)%
	$142,083	$184,670	(23)%	$150,091	(19)%

Average outstanding pawn loan amount (in ones)	$78	$71	10%	$82	15%

Composition of pawn collateral:
General merchandise	64%	67%
Jewelry	36%	33%
	100%	100%

Composition of inventories:
General merchandise	56%	66%
Jewelry	44%	34%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	3.8 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the year ended December 31, 2020 as compared to the year ended December 31, 2019 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Year Ended
	Year Ended			December 31,	Increase /
	December 31,		Increase /	2020	(Decrease)
	2020	2019	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$355,237	$453,434	(22)%	$394,691	(13)%
Pawn loan fees	147,080	185,429	(21)%	163,459	(12)%
Wholesale scrap jewelry sales	50,828	32,063	59%	50,828	59%
Total revenue	553,145	670,926	(18)%	608,978	(9)%

Cost of revenue:
Cost of retail merchandise sold	225,149	297,950	(24)%	250,095	(16)%
Cost of wholesale scrap jewelry sold	39,962	30,131	33%	44,433	47%
Total cost of revenue	265,111	328,081	(19)%	294,528	(10)%

Net revenue	288,034	342,845	(16)%	314,450	(8)%

Segment expenses:
Store operating expenses	165,531	183,031	(10)%	182,532	—%
Depreciation and amortization	15,816	14,626	8%	17,411	19%
Total segment expenses	181,347	197,657	(8)%	199,943	1%

Segment pre-tax operating income	$106,687	$145,188	(27)%	$114,507	(21)%

Operating metrics:
Retail merchandise sales margin	37%	34%		37%
Wholesale scrap jewelry sales margin	21%	6%		13%
Net revenue margin	52%	51%		52%
Segment pre-tax operating margin	19%	22%		19%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 22% (13% on a constant currency basis) to $355.2 million during 2020 compared to $453.4 million for 2019. Same-store retail sales decreased 25% (17% on a constant currency basis). The gross profit margin on retail merchandise sales was 37% during 2020 compared to 34% during 2019.

Inventories in Latin America decreased 35% (32% on a constant currency basis) from $83.9 million at December 31, 2019 to $54.2 million at December 31, 2020. Inventories aged greater than one year in Latin America were 2% at December 31, 2020 and 1% at December 31, 2019.

In general, in most Latin American jurisdictions where the Company has stores, pawnshops were designated an essential service by federal guidelines and/or local regulations and were allowed to remain open during the broad shutdowns in response to COVID-19. However, a regulatory prohibition of retail transactions was enacted in Mexico during the last three weeks of May and all stores were closed in Colombia and El Salvador during much of the second quarter due to broad government shutdowns. Although the Company experienced strong demand for stay-at-home products, such as consumer electronics, tools and sporting goods, retail sales were negatively impacted by government operating restrictions and closures. In addition, inventory balances decreased 36% (24% on a constant currency basis) as of June 30, 2020 compared to the prior-year quarter as a result of less forfeited inventory being generated from lower pawn receivable balances and an increase in scrapping activities, primarily in markets impacted by retail restrictions, which limited retail sales during the third and fourth quarters. The lower retail sales volume was partially offset by an increase in retail sales margin, which was primarily a result of continued retail demand for value-priced pre-owned merchandise and increased buying of merchandise directly from customers, which limited the need for normal discounting.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 21% (12% on a constant currency basis) totaling $147.1 million during 2020 compared to $185.4 million for 2019. Same-store pawn fees decreased 24% (16% on a constant currency basis) during 2020 compared to 2019. Pawn loan receivables decreased 13% (8% on a constant currency basis) as of December 31, 2020 compared to December 31, 2019, while same-store pawn receivables decreased by 15% (10% on a constant currency basis).

The broad shutdowns in response to COVID-19 caused significantly reduced levels of personal spending by consumers in Latin America. While there were limited government stimulus programs in the region in response to the pandemic, increased cross-border remittance payments from the U.S. to many Latin American countries further improved consumer liquidity during the second quarter. The additional consumer liquidity resulted in a significant decline in pawn lending activities, including increased redemptions of existing loans and decreased originations of new loans. Pawn loans as of June 30, 2020 were 36% lower (24% on a constant currency basis) than the prior year before beginning to recover. The recovery in pawn loans continued throughout the third and fourth quarters, although pawn loan balances as of December 31, 2020 were still lower than prior-year balances. Resulting pawn loan fees were negatively impacted during the second, third and fourth quarters of 2020 as a result of the lower pawn loan balances.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 59% (also 59% on a constant currency basis) to $50.8 million during 2020 compared to $32.1 million during 2019. The increase was primarily due to an increase in scrapping activities mostly in markets impacted by retail restrictions and government shutdowns and increased volume contributions from recently acquired stores which carried a greater percentage of jewelry inventories. The scrap jewelry gross profit margin in Latin America was 21% (13% on a constant currency basis) compared to the prior-year margin of 6%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during 2020 compared to 2019.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 10% (flat on a constant currency basis) to $165.5 million during 2020 compared to $183.0 million during 2019. Total store operating expenses decreased primarily due to cost saving initiatives as a result of COVID-19, partially offset by the 8% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 15% (6% on a constant currency basis) compared to the prior-year period.

Latin America store depreciation and amortization increased 8% (19% on a constant currency basis) to $15.8 million during 2020 compared to $14.6 million during 2019 primarily due to the increase in the store count.

The segment pre-tax operating income for 2020 was $106.7 million, which generated a pre-tax segment operating margin of 19% compared to $145.2 million and 22% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees and an 11% unfavorable change in the average value of the Mexican peso, partially offset by an increase in gross profit from scrapping activities and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the year ended December 31, 2020 as compared to the year ended December 31, 2019 (dollars in thousands):

	Year Ended December 31,		Increase /
	2020	2019	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$204,735	$242,134	(15)%
Latin America operations	106,687	145,188	(27)%
Consolidated segment pre-tax operating income	311,422	387,322	(20)%

Corporate expenses and other income:
Administrative expenses	110,931	122,334	(9)%
Depreciation and amortization	4,546	6,418	(29)%
Interest expense	29,344	34,035	(14)%
Interest income	(1,540)	(1,055)	46%
Merger and acquisition expenses	1,316	1,766	(25)%
Loss (gain) on foreign exchange	884	(787)	212%
Loss on extinguishment of debt	11,737	—	—%
Write-offs and impairments of certain lease intangibles and other assets	10,505	—	—%
Total corporate expenses and other income	167,723	162,711	3%

Income before income taxes	143,699	224,611	(36)%

Provision for income taxes	37,120	59,993	(38)%

Net income	$106,579	$164,618	(35)%

Corporate Expenses and Taxes

Administrative expenses decreased 9% to $110.9 million during 2020 compared to $122.3 million during 2019, primarily due to a reduction in executive incentive-based compensation expense, reduced travel costs, other cost saving initiatives as a result of COVID-19 and an 11% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 4% increase in the consolidated weighted-average store count. Administrative expenses were 7% of revenue during both 2020 and 2019.

Corporate depreciation and amortization decreased to $4.5 million during 2020 compared to $6.4 million during 2019, primarily due to the realization of depreciation and amortization synergies from the Company’s merger with Cash America and a reduction in corporate capital spending compared to levels prior to the Cash America merger.

Interest expense decreased 14% to $29.3 million during 2020 compared to $34.0 million for 2019, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during 2020 compared to 2019. See “Liquidity and Capital Resources.”

Interest income increased to $1.5 million during 2020 compared to $1.1 million for 2019, primarily due to increased levels of invested cash balances in Mexico due to a decreased level of acquisition activity during 2020 compared to 2019, partially offset by lower average interest rates during 2020 compared to 2019.

Merger and acquisition expenses decreased to $1.3 million during 2020 compared to $1.8 million during 2019, reflecting a decreased level of acquisition activity in 2020 compared to 2019.

During 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

During 2020, the Company recorded a $7.1 million write-off of certain merger related lease intangibles, a $1.9 million impairment of other assets and a $1.5 million impairment of property and equipment. The lease intangibles, which are included in the operating lease right of use asset on the consolidated balance sheets, were recorded in conjunction with the Cash America merger and were written-off primarily as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores. The $1.9 million impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020. The $1.5 million impairment related to certain property and equipment for which the Company determined the carrying value exceeded its fair value as of December 31, 2020.

Consolidated effective income tax rates for 2020 and 2019 were 25.8% and 26.7%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the global intangible low-taxed income tax (“GILTI”) provisions for foreign operations in the U.S. federal tax code as well as a reduction in certain non-deductible executive incentive-based compensation in 2020 compared to 2019. The GILTI tax became effective in 2018, and based on preliminary IRS guidance, the impact to the Company had been included in its tax provisions since 2018. The finalized regulations effectively eliminated the impact of the incremental GILTI tax to the Company and permitted retroactive application. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of December 31, 2020, the Company’s primary sources of liquidity were $65.9 million in cash and cash equivalents, $403.7 million of available and unused funds under the Company's revolving unsecured credit facilities, subject to certain financial covenants, $349.3 million in customer loans and fees and service charges receivable and $190.4 million in inventories. The Company had working capital of $418.2 million as of December 31, 2020.

The Company’s cash and cash equivalents as of December 31, 2020 included $28.3 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations. Primarily as a result of increased cash flows in Latin America from a net reduction in pawn loans outstanding and reduced store opening and acquisition activity, both due primarily to the impacts of COVID-19, the Company elected to repatriate $43.0 million from certain foreign subsidiaries during 2020.

As of December 31, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. On November 9, 2020, the Credit Facility was amended (the “2020 Amendment”). Under the 2020 Amendment, the annual commitment fee on the average daily unused portion of the Credit Facility was reduced from 50 basis points to 32.5 basis points. In addition, certain financial covenants were amended temporarily, as described below, due to the expected short-term impact of COVID-19 on the Company’s earnings.

The permitted domestic leverage ratio and consolidated leverage ratio were temporarily increased under the 2020 Amendment. The domestic leverage ratio will remain at the current level of 4.5 times domestic EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted Domestic EBITDA”), through December 31, 2020, then increases to 4.75 times Adjusted Domestic EBITDA through June 30, 2021 and then decreases to 4.5 times Adjusted Domestic EBITDA through December 31, 2021. The consolidated leverage ratio was increased from 2.75 to 3.25 times consolidated EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted EBITDA”), through December 31, 2020 and then increases to 3.5 times Adjusted EBITDA through June 30, 2021 and then it decreases to 3.25 times Adjusted EBITDA through December 31, 2021. The temporary changes to the leverage ratios as provided in the 2020 Amendment will revert to the previously scheduled ratios of 4.0 times Adjusted Domestic EBITDA and 3.0 times Adjusted EBITDA effective January 1, 2022. The 2020 Amendment also includes additional limits to certain restricted payments when the domestic leverage ratio is equal to or greater than 4.0 times Adjusted Domestic EBITDA or when the consolidated leverage ratio is equal to or greater than 3.25 times Adjusted EBITDA, which are more fully described in the 2020 Amendment.

As of December 31, 2020, the Company had $123.0 million in outstanding borrowings and $3.4 million in outstanding letters of credit under the Credit Facility, leaving $373.6 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2020, and currently has the capacity to borrow a significant amount of the availability under the Credit Facility under the most restrictive covenant. During 2020, the Company made net payments of $212.0 million pursuant to the Credit Facility.

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2020. At December 31, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

On August 26, 2020, the Company completed an offering of $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to repay a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes. The Company capitalized approximately $7.3 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.75 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes (the “Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2020, the Net Debt Ratio was 2.4 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

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

During 2020, the Company redeemed all outstanding 2024 Notes. As a result, the Company recognized a loss on extinguishment of debt of $11.7 million, which includes the redemption premium paid over the outstanding $300.0 million principal amount of the 2024 Notes and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements, to fund ongoing cash needs, such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The continued developments and fluidity of the COVID-19 situation make it difficult to predict the ongoing impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. The Company’s cash flows depend heavily on the uninterrupted operation of its stores with sufficient customer activity as the Company does not currently offer an online pawn lending or payment platform. If the Company became subject to closure or customer demand for the Company’s retail and lending products materially declines, the Company’s cash flows would be materially impaired and the Company could seek to raise additional funds from a variety of sources, including but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 51% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

Other factors, such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Item 1. Business—Governmental Regulation.” A prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its lines of credit under its current leverage covenants. Additionally, potential disruptions to the Company’s business resulting from COVID-19 could adversely impact the Company’s liquidity in the future.

The Company intends to continue expansion through new store openings in Latin America and through acquisitions both in the U.S. and Latin America. Additionally, as opportunities arise at reasonable valuations, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions.

The impacts of COVID-19 limited the number of 2020 new store openings to 75. For 2021, the Company expects to add approximately 50 to 60 de novo full-service pawn locations in Latin America. Future store openings remain subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing.

The Company continually looks for, and is presented with, potential acquisition opportunities and will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. The Company acquired 40 pawn stores in Latin America and 22 pawn stores in the U.S. during 2020 for a cumulative purchase price of $43.6 million, net of cash acquired and subject to future post-closing adjustments. In addition, the Company purchased the real estate at 43 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $45.5 million during 2020.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash flow provided by operating activities	$222,264	$231,596	$243,429
Cash flow used in investing activities	(20,352)	(137,053)	(159,247)
Cash flow used in financing activities	(186,502)	(120,806)	(127,061)

	As of December 31,
	2020	2019	2018
Net working capital (1)	$418,159	$538,087	$656,847
Current ratio (1)	3.0:1	3.7:1	5.9:1
Liabilities to equity (2)	0.8:1	0.8:1	0.6:1
Net Debt Ratio (3)	2.4:1	1.9:1	1.8:1

(1)Current liabilities as of December 31, 2020 and 2019 include an $88.6 million and $86.5 million, respectively, current lease liability as a result of the adoption of ASC 842 that is not included in current liabilities as of December 31, 2018, thereby impacting comparability of this metric.

(2)Total liabilities as of December 31, 2020 and 2019 include a total of $283.5 million and $280.0 million, respectively, in lease liabilities as a result of the adoption of ASC 842 that is not included in total liabilities as of December 31, 2018, thereby impacting comparability of this metric.

(3)Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $9.3 million, or 4%, from $231.6 million for 2019 to $222.3 million for 2020, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), including a decrease in net income of $58.0 million.

Net cash used in investing activities decreased $116.7 million, or 85%, from $137.1 million during 2019 to $20.4 million during 2020. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn and consumer loans are included in investing activities. The Company paid $44.3 million in cash related to current and prior-year store acquisitions, $37.5 million for furniture, fixtures, equipment and improvements and $45.5 million for discretionary store real property purchases during 2020 compared to $52.5 million, $44.3 million and $74.7 million in 2019, respectively. The Company received funds from a net decrease in pawn and consumer loans of $107.0 million during 2020 compared to $34.4 million during 2019.

Net cash used in financing activities increased $65.7 million, or 54%, from $120.8 million during 2019 to $186.5 million during 2020. Net payments on the credit facilities were $215.5 million during 2020 compared to net borrowings of $40.0 million during 2019. During 2020, the Company received $500.0 million in proceeds from the private offering of the Notes and paid $8.0 million in debt issuance costs. Using part of the proceeds from the Notes, the Company redeemed the $300.0 million 2024 Notes and paid redemption premiums over the face value of the 2024 Notes and other redemption costs of $8.8 million during 2020. The Company funded $107.0 million worth of share repurchases and paid dividends of $44.8 million during 2020, compared to funding $116.1 million worth of share repurchases and dividends paid of $44.0 million during 2019. In addition, the Company paid $3.7 million in withholding taxes on net share settlements of restricted stock unit awards and stock options exercised and received $1.1 million in proceeds from the exercise of stock options during 2020, compared to receiving $0.4 million proceeds from the exercise of stock options during 2019.

In January 2021, the Company’s Board of Directors declared a $0.27 per share first quarter cash dividend on common shares outstanding, or an aggregate of $11.1 million based on the December 31, 2020 share count, to be paid on February 26, 2021 to stockholders of record as of February 12, 2021. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors including the impact of COVID-19.

During 2020, the Company repurchased a total of 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96, and during 2019, repurchased 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37. The Company intends to continue repurchases under its active share repurchase programs, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2020 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2020	Dollar Amount Purchased in 2020	Remaining Dollar Amount Authorized For Future Purchases
October 24, 2018	January 30, 2020	$100,000	344,000	$28,797	$—
January 28, 2020	Currently active	100,000	1,083,000	78,173	21,827
Total			1,427,000	$106,970	$21,827

As of December 31, 2020, the Company had contractual commitments to deliver a total of 24,500 gold ounces between the months of January and December 2021 at a weighted-average price of $1,840 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses to allow more accurate comparisons of the financial results to prior periods. In addition, the Company does not consider these merger and acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

In conjunction with the Cash America merger in 2016, the Company recorded certain lease intangibles related to above or below market lease liabilities of Cash America which are included in the operating lease right of use asset on the consolidated balance sheets. As the Company continues to opportunistically purchase real estate from landlords at certain Cash America stores, the associated lease intangible, if any, is written-off and gain or loss is recognized. The Company has adjusted the applicable financial measures to exclude these gains or losses given the variability in size and timing of these transactions and because they are non-cash, non-operating gains or losses. The Company believes this improves comparability of operating results for current periods presented with prior periods.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2020		2019		2018
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$106,579	$2.56	$164,618	$3.81	$153,206	$3.41
Adjustments, net of tax:
Merger and acquisition expenses	991	0.02	1,276	0.03	5,412	0.12
Non-cash foreign currency loss (gain) related to lease liability	874	0.02	(653)	(0.01)	—	—
Loss on extinguishment of debt	9,037	0.22	—	—	—	—
Non-cash write-off of certain Cash America merger related lease intangibles	5,432	0.13	—	—	—	—
Non-cash impairment of certain other assets (1)	1,463	0.04	—	—	—	—
Accrual of pre-merger Cash America income tax liability	693	0.02	—	—	—	—
Consumer lending wind-down costs and asset impairments	84	—	2,659	0.06	1,166	0.03
Net tax benefit from Tax Cuts and Jobs Act	—	—	—	—	(1,494)	(0.03)
Adjusted net income and diluted earnings per share	$125,153	$3.01	$167,900	$3.89	$158,290	$3.53

(1)Impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2020			2019			2018
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$1,316	$325	$991	$1,766	$490	$1,276	$7,643	$2,231	$5,412
Non-cash foreign currency loss (gain) related to lease liability	1,249	375	874	(933)	(280)	(653)	—	—	—
Loss on extinguishment of debt	11,737	2,700	9,037	—	—	—	—	—	—
Non-cash write-off of certain Cash America merger related lease intangibles	7,055	1,623	5,432	—	—	—	—	—	—
Non-cash impairment of certain other assets	1,900	437	1,463	—	—	—	—	—	—
Accrual of pre-merger Cash America income tax liability	—	(693)	693	—	—	—	—	—	—
Consumer lending wind-down costs and asset impairments	109	25	84	3,454	795	2,659	1,514	348	1,166
Net tax benefit from Tax Cuts and Jobs Act	—	—	—	—	—	—	—	1,494	(1,494)
Total adjustments	$23,366	$4,792	$18,574	$4,287	$1,005	$3,282	$9,157	$4,073	$5,084

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

	Year Ended December 31,
	2020		2019		2018
Net income	$106,579		$164,618		$153,206
Income taxes	37,120		59,993		52,103
Depreciation and amortization	42,105		41,904		42,961
Interest expense	29,344		34,035		29,173
Interest income	(1,540)		(1,055)		(2,444)
EBITDA	213,608		299,495		274,999
Adjustments:
Merger and acquisition expenses	1,316		1,766		7,643
Non-cash foreign currency loss (gain) related to lease liability	1,249		(933)		—
Loss on extinguishment of debt	11,737		—		—
Non-cash write-off of certain Cash America merger related lease intangibles	7,055		—		—
Non-cash impairment of certain other assets	1,900		—		—
Consumer lending wind-down costs and asset impairments	109		3,454		1,514
Adjusted EBITDA	$236,974		$303,782		$284,156

Net Debt Ratio calculation:
Total debt (outstanding principal)	$623,000		$635,000		$595,000
Less: cash and cash equivalents	(65,850)		(46,527)		(71,793)
Net debt	$557,150		$588,473		$523,207
Adjusted EBITDA	$236,974		$303,782		$284,156
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)	2.4	:1	1.9	:1	1.8	:1

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of furniture, fixtures, equipment and improvements and net fundings/repayments of pawn and consumer loans, which are considered to be operating in nature by the Company but are included in cash flow from investing activities. Adjusted free cash flow is defined as free cash flow adjusted for merger and acquisition expenses paid that management considers to be non-operating in nature.

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

	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities	$222,264	$231,596	$243,429
Cash flow from investing activities:
Loan receivables, net (1)	107,008	34,406	10,125
Purchases of furniture, fixtures, equipment and improvements	(37,543)	(44,311)	(35,677)
Free cash flow	291,729	221,691	217,877
Merger and acquisition expenses paid, net of tax benefit	991	1,276	7,072
Adjusted free cash flow	$292,720	$222,967	$224,949

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

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

The Company believes constant currency results provide valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America operations segment tables in “Results of Operations” above for additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

Contractual Commitments

A tabular disclosure of contractual obligations at December 31, 2020 is as follows (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Operating leases	$325,352	$104,951	$144,825	$55,050	$20,526
Revolving unsecured credit facilities (1)	123,000	—	—	123,000	—
Senior unsecured notes	500,000	—	—	—	500,000
Interest on senior unsecured notes	185,385	23,510	46,250	46,250	69,375
Executive employment contracts (2)	5,741	4,751	990	—	—
Total	$1,139,478	$133,212	$192,065	$224,300	$589,901

(1)Excludes interest obligations under the Company's revolving unsecured credit facilities. See Note 9 of Notes to Consolidated Financial Statements.

(2)The employment contracts provide for certain severance payments and other benefits in the event of the executive’s termination of employment or a change in control of the Company. Further information regarding the executive employment contracts is provided under the heading “Executive Compensation - Employment Agreements and Change in Control Provisions” of the 2021 Proxy Statement.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company had no material off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part II, Item 7 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry as are most of the wholesale scrap jewelry sales. At December 31, 2020, the Company held approximately $97.1 million in jewelry inventories, which was primarily gold, representing 51% of total inventory. In addition, approximately $178.8 million, or 58%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2020, approximately $376.4 million, or 35%, was from jewelry sales. During 2020, the average market price of gold increased by 27%, from $1,393 to $1,769 per ounce. The price of gold at December 31, 2020 was $1,888 per ounce, compared to $1,515 at December 31, 2019. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar translated basis, Latin America revenues and cost of revenues account for 34% and 37%, respectively, of consolidated amounts for the year ended December 31, 2020. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America operations as expressed in U.S. dollars. For the year ended December 31, 2020, the Company’s Latin America revenues and pre-tax operating income would have been approximately $55.8 million and $7.8 million higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2020 was 21.5 to 1, compared to 19.3 to 1 in 2019 and 19.2 to 1 in 2018. A one point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2020 annual earnings by approximately $2.0 million. The impact of foreign exchange rates in Guatemala and Colombia are not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term unsecured lines of credit. At December 31, 2020, the Company had $123.0 million outstanding under its revolving lines of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. Based on the average outstanding indebtedness during 2020, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $2.2 million for 2020.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2020, the fair value of the Company’s fixed rate debt was approximately $516.0 million and the outstanding principal of the Company’s fixed rate debt was $500.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2020 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020 and the related notes to the consolidated financial statements of the Company and our report dated February 1, 2021 expressed an unqualified opinion.

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
February 1, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers” and “Corporate Governance, Board Matters and Director Compensation,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Stockholders to be held on or about June 3, 2021 (the “2021 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2021 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	8-K	001-10960	3.1	04/24/2019
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.3	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020
4.4	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Employment Agreement between Rick L. Wessel and First Cash Financial Services, Inc., dated August 26, 2016 *	8-K	0-19133	10.1	08/26/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	Employment Agreement between T. Brent Stuart and First Cash Financial Services, Inc., dated August 26, 2016 *	8-K	0-19133	10.2	08/26/2016
10.8	Employment Agreement between R. Douglas Orr and First Cash Financial Services, Inc., dated August 26, 2016 *	8-K	0-19133	10.3	08/26/2016
10.9	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017
10.10	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.11	Employment agreement between Raul Ramos and FirstCash, Inc., dated July 30, 2018 *	10-Q	001-10960	10.1	08/01/2018
10.12	Employment agreement between Anna M. Alvarado and FirstCash, Inc., dated July 30, 2018 *	10-Q	001-10960	10.2	08/01/2018
10.13	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.14	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.15	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.16	Employment agreement between Daniel R. Feehan and FirstCash, Inc., dated January 28, 2020 *	10-K	001-10960	10.16	02/03/2020
10.17	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association.	8-K	001-10960	10.1	11/10/2020
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X
*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 1, 2021	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 1, 2021

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2021

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 1, 2021

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 1, 2021

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 1, 2021

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 1, 2021

/s/ JAMES H. GRAVES James H. Graves	Director	February 1, 2021

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter described below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition—Accrual of Pawn Loan Fees
As described in Note 2 of the consolidated financial statements, the Company’s revenue recognition policy for pawn loan fees is to accrue pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical pawn redemption statistics. The Company's accrual for earned but uncollected pawn loan fees as of December 31, 2020 was $41,110,000, which is included in fees and service charges receivable in the accompanying consolidated balance sheet. The determination of the accrual for pawn loan fees is subjective and requires management to make significant judgements related to the probability of collection and the expected effective yield of the pawn loan portfolio at the measurement date. We identified the accrual for pawn loan fees as a critical audit matter as auditing the probability of collection and the expected yield of the pawn loan portfolio was complex and required a high degree of auditor judgement and subjectivity due to the significant judgements applied by management noted above.

Our audit procedures related to the Company’s accrual of pawn loan fees included the following, among others:

•We obtained an understanding of the relevant controls related to the accrual of pawn loan fees and tested such controls for design and operating effectiveness, including the determination of key assumptions and the completeness and accuracy of data inputs.

•We obtained management’s calculation of the accrual for pawn loan fees and tested the calculation for completeness and accuracy of data used as inputs.

•We evaluated the methodology and assumptions used by management to develop the effective pawn loan yield, including consideration of historical patterns and the probability of collection.

•We independently recalculated certain key inputs used in management’s calculation of the accrual for pawn loan fees.

•We assessed the validity of data used in the calculation of the accrual for pawn loan fees by agreeing, on a sample basis, key data inputs to source documents

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 1, 2021

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$65,850	$46,527
Fees and service charges receivable	41,110	46,686
Pawn loans	308,231	369,527
Consumer loans, net	—	751
Inventories	190,352	265,256
Income taxes receivable	9,634	875
Prepaid expenses and other current assets	9,388	11,367
Total current assets	624,565	740,989

Property and equipment, net	373,667	336,167
Operating lease right of use asset	298,957	304,549
Goodwill	977,381	948,643
Intangible assets, net	83,651	85,875
Other assets	9,818	11,506
Deferred tax assets	4,158	11,711
Total assets	$2,372,197	$2,439,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$81,917	$72,398
Customer deposits	34,719	39,736
Income taxes payable	1,148	4,302
Lease liability, current	88,622	86,466
Total current liabilities	206,406	202,902

Revolving unsecured credit facilities	123,000	335,000
Senior unsecured notes	492,916	296,568
Deferred tax liabilities	71,173	61,431
Lease liability, non-current	194,887	193,504
Total liabilities	1,088,382	1,089,405

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
49,276 and 49,276 shares issued, respectively;
41,038 and 42,329 shares outstanding, respectively	493	493
Additional paid-in capital	1,221,788	1,231,528
Retained earnings	789,303	727,476
Accumulated other comprehensive loss	(118,432)	(96,969)
Common stock held in treasury, 8,238 and 6,947 shares at cost, respectively	(609,337)	(512,493)
Total stockholders’ equity	1,283,815	1,350,035
Total liabilities and stockholders’ equity	$2,372,197	$2,439,440

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Retail merchandise sales	$1,075,518	$1,175,561	$1,091,614
Pawn loan fees	457,517	564,824	525,146
Wholesale scrap jewelry sales	96,233	103,876	107,821
Consumer loan and credit services fees	2,016	20,178	56,277
Total revenue	1,631,284	1,864,439	1,780,858

Cost of revenue:
Cost of retail merchandise sold	641,087	745,861	696,666
Cost of wholesale scrap jewelry sold	79,546	96,072	99,964
Consumer loan and credit services loss provision	(488)	4,159	17,461
Total cost of revenue	720,145	846,092	814,091

Net revenue	911,139	1,018,347	966,767

Expenses and other income:
Store operating expenses	562,158	595,539	563,321
Administrative expenses	110,931	122,334	120,042
Depreciation and amortization	42,105	41,904	42,961
Interest expense	29,344	34,035	29,173
Interest income	(1,540)	(1,055)	(2,444)
Merger and acquisition expenses	1,316	1,766	7,643
Loss (gain) on foreign exchange	884	(787)	762
Loss on extinguishment of debt	11,737	—	—
Write-offs and impairments of certain lease intangibles and other assets	10,505	—	—
Total expenses and other income	767,440	793,736	761,458

Income before income taxes	143,699	224,611	205,309

Provision for income taxes	37,120	59,993	52,103

Net income	$106,579	$164,618	$153,206

Earnings per share:
Basic	$2.57	$3.83	$3.42
Diluted	2.56	3.81	3.41

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$106,579	$164,618	$153,206
Other comprehensive income:
Currency translation adjustment	(21,463)	16,148	(1,240)
Comprehensive income	$85,116	$180,766	$151,966

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based com-pensation plan, net of 46 shares net-settled	—	—	(10,663)	—	—	(98)	7,337	(3,326)
Exercise of stock options, net of 22 shares net-settled	—	—	(1,991)	—	—	(38)	2,789	798
Share-based compensation expense	—	—	2,914	—	—	—	—	2,914
Net income	—	—	—	106,579	—	—	—	106,579
Cash dividends ($1.08 per share)	—	—	—	(44,752)	—	—	—	(44,752)
Currency translation adjustment	—	—	—	—	(21,463)	—	—	(21,463)
Purchases of treasury stock	—	—	—	—	—	1,427	(106,970)	(106,970)
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands, except per share amounts)

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
(in thousands, except per share amounts)

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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$106,579	$164,618	$153,206
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of consumer loan credit loss provision	(839)	2,395	9,405
Share-based compensation expense	2,914	8,680	5,786
Depreciation and amortization expense	42,105	41,904	42,961
Amortization of debt issuance costs	1,649	1,430	1,920
Amortization of favorable/(unfavorable) lease intangibles, net	—	—	(259)
Loss on extinguishment of debt	11,737	—	—
Non-cash write-offs and impairments of certain lease intangibles and other assets	10,505	—	1,514
Deferred income taxes, net	14,476	7,008	7,427
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	5,474	110	(432)
Inventories purchased directly from customers, wholesalers or manufacturers	29,174	5,842	3,321
Prepaid expenses and other assets	1,400	(1,049)	681
Accounts payable, accrued liabilities and other liabilities	8,621	(3,383)	3,077
Income taxes	(11,531)	4,041	14,822
Net cash flow provided by operating activities	222,264	231,596	243,429
Cash flow from investing activities:
Loan receivables, net (1)	107,008	34,406	10,125
Purchases of furniture, fixtures, equipment and improvements	(37,543)	(44,311)	(35,677)
Purchases of store real property	(45,502)	(74,661)	(19,996)
Acquisitions of pawn stores, net of cash acquired	(44,315)	(52,487)	(113,699)
Net cash flow used in investing activities	(20,352)	(137,053)	(159,247)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	354,425	257,000	416,000
Repayments of unsecured credit facilities	(569,933)	(217,000)	(228,000)
Issuance of senior unsecured notes due 2028	500,000	—	—
Redemption of senior unsecured notes due 2024	(300,000)	—	—
Redemption premium and other redemption costs on senior unsecured notes due 2024	(8,781)	—	—
Debt issuance costs paid	(7,963)	(1,149)	(948)
Purchases of treasury stock	(106,970)	(116,105)	(273,660)
Proceeds from exercise of stock options	1,140	400	400
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	(3,668)	—	—
Dividends paid	(44,752)	(43,952)	(40,853)
Net cash flow used in financing activities	(186,502)	(120,806)	(127,061)
Effect of exchange rates on cash	3,913	997	249
Change in cash and cash equivalents	19,323	(25,266)	(42,630)
Cash and cash equivalents at beginning of the year	46,527	71,793	114,423
Cash and cash equivalents at end of the year	$65,850	$46,527	$71,793

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$21,033	$32,680	$27,121
Income taxes	34,186	48,867	29,597

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$340,891	$500,744	$492,743

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

FirstCash, Inc., (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company is engaged in the operation of pawn stores, which generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, the stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. As of December 31, 2020, the Company owned and operated 2,748 stores in 24 U.S. states and the District of Columbia, all 32 states in Mexico and the countries of Guatemala,Colombia and El Salvador.

Effective June 30, 2020, the Company ceased offering domestic payday and installment loans and no longer has any unsecured consumer lending or credit services operations in the U.S. or Latin America.

Impact of COVID-19

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and rapidly spread throughout the world. In March of 2020, the World Health Organization declared the outbreak a pandemic. During the end of the first quarter of 2020 and the first part of the second quarter of 2020, many countries, states and other local government officials reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures, travel restrictions and other measures in an effort to reduce the spread of COVID-19, in addition to instituting broad-based stimulus, relief and forbearance programs in an effort to mitigate the economic impact of the pandemic.

The broad shutdowns in response to COVID-19 caused significantly reduced levels of personal spending by consumers in the U.S. and Latin America. Further impacting consumer liquidity in the U.S. during the second quarter were federal stimulus payments, forbearance programs and enhanced unemployment benefits. While there were limited government stimulus programs in Latin America in response to the pandemic, increased cross-border remittance payments from the U.S. to many Latin American countries further impacted Latin America consumer liquidity during the second quarter. The additional consumer liquidity resulted in a significant decline in pawn lending activities, including increased redemptions of existing loans and decreased originations of new loans. Pawn loans as of June 30, 2020 were 39% lower than the prior year, before beginning to recover. The recovery in pawn loans continued throughout the third and fourth quarters, although pawn loan balances as of December 31, 2020 were still lower than prior-year balances. Resulting pawn loan fees were negatively impacted during the second, third and fourth quarters of 2020 as a result of the lower pawn loan balances.

In general, in most jurisdictions where the Company has stores, pawnshops were designated an essential service by federal guidelines and/or local regulations and were allowed to remain open during the broad shutdowns in response to COVID-19. As a result, retail sales in the U.S. during the second quarter increased 24% compared to the prior-year quarter, benefiting from strong demand for stay-at-home products, such as consumer electronics, tools and sporting goods, and were further enhanced by federal stimulus payments made directly to consumers in the U.S. Although the Company experienced strong demand in Latin America for stay-at-home products, retail sales were negatively impacted by a regulatory prohibition of retail transactions enacted in Mexico during the last three weeks of May and the closure of all stores in Colombia and El Salvador during much of the second quarter due to broad government shutdowns. As a result of the significant second quarter increase in retail sales in the U.S. and less forfeited inventory from lower pawn receivable balances, inventory balances were negatively impacted and decreased 32% at June 30, 2020 compared to the prior year-quarter. The lower inventory balances and the lack of government stimulus and a more limited economic recovery in Latin America during the second half of 2020 compared to the U.S. negatively impacted retail sales during the third and fourth quarters but was offset by an increase in retail sales margin, which was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, all of which limited the need for normal discounting.

In addition, the economic global uncertainty resulting from COVID-19 has resulted in increased currency volatility, which caused adverse currency rate fluctuations, especially with respect to the Mexican peso.

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

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2020, the amount of cash associated with indefinitely reinvested foreign earnings was $28.3 million, which is primarily held in Mexican pesos.

Pawn loans and revenue recognition - Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-recourse against the customer. The customer’s creditworthiness does not affect the Company’s financial position or results of operations. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics. If the pawn loan is not repaid prior to the expiration of the loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Inventories and merchandise sales revenue recognition - Inventories represent merchandise acquired from forfeited pawn loans and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Inventories from forfeited pawn loans are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of inventories is determined on the specific identification method. Inventories are stated at the lower of cost or net realizable value and, accordingly, inventory valuation allowances are established if inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated inventories and determined that a valuation allowance is not necessary.

The Company’s pawn merchandise sales are primarily retail sales to the general public in its pawn stores. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. Some jewelry inventory is melted and processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Layaway plan and deferred revenue - The Company does not provide direct financing to customers for the purchase of its merchandise, but does permit its customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits in the accompanying consolidated balance sheets.

Foreign currency transactions - The Company has operations in Mexico, Guatemala and Colombia where the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2020 was 21.5 to 1, compared to 19.3 to 1 in 2019 and 19.2 to 1 in 2018. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2020 was 7.7 to 1, compared to 7.7 to 1 in 2019 and 7.5 to 1 in 2018. The average value of the Colombian peso to the U.S. dollar exchange rate for 2020 was 3,693 to 1, compared to 3,280 to 1 in 2019 and 2,956 to 1 in 2018.

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

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. operations and Latin America operations. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the impairment testing methodology. See Note 12.

The Company’s other material indefinite-lived intangible assets consist of trade names and pawn licenses. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 12.

Merger and acquisition expenses - The Company incurs incremental costs directly associated with merger and acquisition activity, including, but not limited to, professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. The Company presents merger and acquisition expenses separately in the consolidated statements of income to identify these incremental activities apart from the expenses incurred to operate the business.

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

During 2020, the Company recorded a $1.9 million impairment of other assets and a $1.5 million impairment of property and equipment, and during 2018, the Company recorded a $1.5 million impairment of property and equipment. The Company did not record any impairment loss for the year ended December 31, 2019.

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

Advertising - The Company expenses the costs of advertising the first time the advertising takes place. Advertising expense for the years ended December 31, 2020, 2019 and 2018, was $1.1 million, $1.2 million, and $1.4 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income	$106,579	$164,618	$153,206

Denominator:
Weighted-average common shares for calculating basic earnings per share	41,502	43,020	44,777
Effect of dilutive securities:
Stock options and restricted stock unit awards	98	188	107
Weighted-average common shares for calculating diluted earnings per share	41,600	43,208	44,884

Earnings per share:
Basic	$2.57	$3.83	$3.42
Diluted	2.56	3.81	3.41

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition, including estimates and assumptions used by the Company in the calculation and evaluation of the accrual for earned but uncollected pawn loan fees, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

Reclassification - Certain amounts in the Notes to Consolidated Financial Statements for the years ended December 31, 2019 and 2018 have been reclassified in order to conform to the 2020 presentation.

Recent accounting pronouncements - In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. In November 2018, the Financial Accounting Standards Board issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”), which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. In April 2019, the Financial Accounting Standards Board issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments” (“ASU 2019-04”), which clarifies the treatment of certain credit losses. In May 2019, the Financial Accounting Standards Board issued ASU No. 2019-05, “Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief” (“ASU 2019-05”), which provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the Financial Accounting Standards Board issued ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2019-11”), which provides guidance around how to report expected recoveries. In February 2020, the Financial Accounting Standards Board issued ASU No. 2020-02, “Financial Instruments - Credit Losses (Topic 326) (“ASU 2020-02”) which provides updated guidance on how an entity should measure credit losses on financial instruments and delayed the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of ASC 326 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In October 2020, the Financial Accounting Standards Board issued ASU No 2020-10, “Codification Improvements” (“ASU 2020-10”). ASU 2020-10 updates various codification topics by clarifying or improving disclosure requirements. ASU 2020-10 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2020-10 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 3 - ACQUISITIONS

2020 Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during 2020, the Company acquired 40 pawn stores in Mexico in two separate transactions and 22 pawn stores in the U.S. in two separate transactions. The aggregate purchase price for these acquisitions totaled $43.6 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $41.4 million in cash paid during 2020 and remaining short-term amounts payable to the sellers of approximately $2.2 million. During 2020, the Company also paid $2.9 million of purchase price amounts payable related to prior-year acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during 2020 is as follows (in thousands):

Pawn loans	$5,839
Pawn loan fees receivable	644
Inventories	3,594
Other current assets	154
Property and equipment	241
Goodwill (1)	33,434
Intangible assets	190
Other non-current assets	40
Current liabilities	(547)
Aggregate purchase price	$43,589

(1)Goodwill associated with the U.S. operations segment and the Latin America operations segment was $29.0 million and $4.5 million, respectively. Substantially all of the goodwill is expected to be deductible for respective U.S. and Mexico income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2020, revenue from the acquired stores was $7.5 million and the earnings from the combined acquisitions since the acquisition dates (including $1.0 million of transaction and integration costs, net of tax) was approximately $0.3 million.

Historical pre-acquisition financial statements of the two separate Mexico acquisitions were created in local country GAAP and the Company did not obtain pre-acquisition financial statements prepared in accordance with U.S. GAAP. As a result, and due to the insignificance of the acquisitions, it is impractical for the Company to adequately present supplemental pro forma information.

2019 Acquisitions

During 2019, the Company acquired 163 pawn stores in Mexico in 13 separate transactions and 27 pawn stores in the U.S. in nine separate transactions. The aggregate purchase price for these acquisitions totaled $46.8 million, net of cash acquired. The aggregate purchase price was composed of $44.9 million in cash paid during 2019 and remaining short-term amounts payable to the sellers of approximately $1.9 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2020 and 2019 was 4.0 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2020 and 2019 was 7.0% and 7.8%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $1.2 million and gain of $0.9 million during the year ended December 31, 2020 and 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease expense	$121,649	$124,082
Variable lease expense (1)	14,444	7,775
Total operating lease expense	$136,093	$131,857

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2020 (in thousands):

2021	$104,951
2022	82,580
2023	62,245
2024	39,501
2025	15,549
Thereafter	20,526
Total	$325,352
Less amount of lease payments representing interest	(41,843)
Total present value of lease payments	$283,509

The following table details supplemental cash flow information related to operating leases for the year ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$110,965	$116,448
Leased assets obtained in exchange for new operating lease liabilities	$104,576	$71,117

NOTE 5 - STOCKHOLDERS' EQUITY

During 2020, the Company repurchased a total of 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96, and during 2019, repurchased 1,305,000 shares of common stock at an aggregate cost of $114.0 million and an average cost per share of $87.37. The Company intends to continue repurchases under its active share repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2020 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2020	Dollar Amount Purchased in 2020	Remaining Dollar Amount Authorized For Future Purchases
October 24, 2018	January 30, 2020	$100,000	344,000	$28,797	$—
January 28, 2020	Currently active	100,000	1,083,000	78,173	21,827
Total			1,427,000	$106,970	$21,827

Total cash dividends paid in 2020 and 2019 were $44.8 million and $44.0 million, respectively. The declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Recurring Fair Value Measurements

As of December 31, 2020 and 2019, the Company did not have any financial assets or liabilities that are measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. During 2020, the Company recorded a $1.9 million impairment of other assets and a $1.5 million impairment of property and equipment.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of December 31, 2020 and 2019 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,850	$65,850	$65,850	$—	$—
Fees and service charges receivable	41,110	41,110	—	—	41,110
Pawn loans	308,231	308,231	—	—	308,231
	$415,191	$415,191	$65,850	$—	$349,341

Financial liabilities:
Revolving unsecured credit facilities	$123,000	$123,000	$—	$123,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$623,000	$639,000	$—	$639,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2019	2019	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,527	$46,527	$46,527	$—	$—
Fees and service charges receivable	46,686	46,686	—	—	46,686
Pawn loans	369,527	369,527	—	—	369,527
Consumer loans, net	751	751	—	—	751
	$463,491	$463,491	$46,527	$—	$416,964

Financial liabilities:
Revolving unsecured credit facility	$335,000	$335,000	$—	$335,000	$—
Senior unsecured notes (outstanding principal)	300,000	310,000	—	310,000	—
	$635,000	$645,000	$—	$645,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of December 31, 2020 and 2019. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2020	2019
Land	$83,458	$66,198
Buildings	150,132	123,397
Furniture, fixtures, equipment and improvements	425,360	398,905
	658,950	588,500
Less: accumulated depreciation	(285,283)	(252,333)
	$373,667	$336,167

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $39.8 million, $39.1 million and $36.4 million, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Sales, property, and payroll taxes payable	$24,984	$15,237
Accrued compensation	21,874	27,738
Accrued interest payable	8,121	1,459
Trade accounts payable	7,187	5,871
Acquisition purchase price amounts payable to sellers	5,965	6,374
Benefits liabilities and withholding payable	2,852	3,353
Other accrued liabilities	10,934	12,366
	$81,917	$72,398

NOTE 9 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2020	2019
Revolving unsecured credit facility, maturing 2024 (1)	$123,000	$335,000
5.375% senior unsecured notes due 2024 (2)	—	296,568
4.625% senior notes due 2028 (3)	492,916	—
Total long-term debt	$615,916	$631,568

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of December 31, 2019, deferred debt issuance costs of $3.4 million are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

(3)As of December 31, 2020, deferred debt issuance costs of $7.1 million are included as a direct deduction from the carrying amount of the senior unsecured notes in the accompanying consolidated balance sheets.

As of December 31, 2020, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2020 are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	123,000
2025	—
Thereafter	500,000
$623,000

Revolving Unsecured Credit Facility

As of December 31, 2020, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. On November 9, 2020, the Credit Facility was amended (the “2020 Amendment”). Under the 2020 Amendment, the annual commitment fee on the average daily unused portion of the Credit Facility was reduced from 50 basis points to 32.5 basis points. In addition, certain financial covenants were amended temporarily, as described below, due to the expected short-term impact of COVID-19 on the Company’s earnings.

The permitted domestic leverage ratio and consolidated leverage ratio were temporarily increased under the 2020 Amendment. The domestic leverage ratio will remain at the current level of 4.5 times domestic EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted Domestic EBITDA”), through December 31, 2020, then increases to 4.75 times Adjusted Domestic EBITDA through June 30, 2021 and then decreases to 4.5 times Adjusted Domestic EBITDA through December 31, 2021. The consolidated leverage ratio was increased from 2.75 to 3.25 times consolidated EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted EBITDA”), through December 31, 2020 and then increases to 3.5 times Adjusted EBITDA through June 30, 2021 and then it decreases to 3.25 times Adjusted EBITDA through December 31, 2021. The temporary changes to the leverage ratios as provided in the 2020 Amendment will revert to the previously scheduled ratios of 4.0 times Adjusted Domestic EBITDA and 3.0 times Adjusted EBITDA effective January 1, 2022. The 2020 Amendment also includes additional limits to certain restricted payments when the domestic leverage ratio is equal to or greater than 4.0 times Adjusted Domestic EBITDA or when the consolidated leverage ratio is equal to or greater than 3.25 times Adjusted EBITDA, which are more fully described in the 2020 Amendment.

As of December 31, 2020, the Company had $123.0 million in outstanding borrowings and $3.4 million in outstanding letters of credit under the Credit Facility, leaving $373.6 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2020 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2020. During 2020, the Company made net payments of $212.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During March 2020, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2020. At December 31, 2020, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company completed an offering of $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to repay a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes. The Company capitalized approximately $7.3 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the Notes in the accompanying consolidated balance sheets.

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

Redemption of 2024 Notes

During 2020, the Company redeemed all outstanding 2024 Notes. As a result, the Company recognized a loss on extinguishment of debt of $11.7 million, which includes the redemption premium paid over the outstanding $300.0 million principal amount of the 2024 Notes and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

NOTE 10 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2020, 2019 and 2018 consist of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income before income taxes (1):
Domestic	$98,111	$145,570	$125,056
Foreign	45,588	79,041	80,253
Income before income taxes	$143,699	$224,611	$205,309

Current income taxes:
Federal	$14,951	$26,624	$18,751
Foreign	9,909	21,904	23,231
U.S. state and local	2,158	2,553	2,506
Current provision for income taxes	27,018	51,081	44,488

Deferred provision (benefit) for income taxes:
Federal	4,485	7,498	7,621
Foreign	5,287	863	(566)
U.S. state and local	330	551	560
Total deferred provision for income taxes	10,102	8,912	7,615

Provision for income taxes	$37,120	$59,993	$52,103

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties and interest, between domestic and foreign subsidiaries.

At December 31, 2020, the cumulative amount of undistributed earnings of foreign subsidiaries was $225.2 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2020, the Company repatriated $43.0 million from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of these subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Property and equipment	$9,905	$10,407
Accrued fees on forfeited pawn loans	5,246	8,006
Deferred cost of goods sold deduction	3,622	5,721
Accrued compensation, payroll taxes and employee benefits	4,235	2,163
U.S. state and certain foreign net operating losses	5,942	6,012
Other	3,364	4,428
Total deferred tax assets	32,314	36,737

Deferred tax liabilities:
Intangible assets	81,749	71,814
Net operating lease asset	4,188	5,819
Property and equipment	3,759	—
Other	3,691	2,812
Total deferred tax liabilities	93,387	80,445

Net deferred tax liabilities before valuation allowance	(61,073)	(43,708)
Valuation allowance	(5,942)	(6,012)
Net deferred tax liabilities	$(67,015)	$(49,720)

Reported as:
Deferred tax assets	$4,158	$11,711
Deferred tax liabilities	(71,173)	(61,431)
Net deferred tax liabilities	$(67,015)	$(49,720)

The Company has a valuation allowance of $5.9 million and $6.0 million as of December 31, 2020 and 2019, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21%	21%	21%

Tax at the U.S. federal statutory rate	$30,177	$47,168	$43,115
U.S. state income tax, net of federal tax benefit of $522, $652 and $644, respectively	1,965	2,452	2,422
Net incremental income tax expense from foreign earnings (1)	5,732	6,314	6,031
Non-deductible compensation expense	1,050	2,074	1,827
Global intangible low-taxed income tax (2)	(1,863)	1,100	763
Net tax benefit resulting from the enactment of the Tax Act	—	—	(1,494)
Other taxes and adjustments, net	59	885	(561)
Provision for income taxes	$37,120	$59,993	$52,103

Effective tax rate	25.8%	26.7%	25.4%

(1)Includes a $2.0 million, $2.3 million and $3.3 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)The global intangible low-taxed income tax (“GILTI tax”) provisions for foreign operations in the U.S. federal tax code became effective in 2018, and based on preliminary IRS guidance, the Company recognized $1.1 million and $0.8 million of income tax expense in 2019 and 2018, respectively, as a result of the GILTI tax. In July 2020, the Internal Revenue Service finalized regulations for the GILTI tax. The finalized regulations effectively eliminated the impact of the incremental GILTI tax to the Company and permitted retroactive application. As a result, the Company recognized a $1.9 million income tax benefit in 2020 related to the reversal of the 2019 and 2018 GILTI tax expense.

The Company’s foreign operating subsidiaries are owned by a wholly-owned subsidiary located in the Netherlands. The foreign operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, Colombia and El Salvador are approximately 30%, 25%, 32% and 30%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2020, 2019 and 2018.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2016. The Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2017 with the exception of six states, which are not subject to examination for tax years prior to 2016. With respect to federal tax returns in Mexico, Guatemala, Colombia, El Salvador and the Netherlands, the tax years prior to 2015 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador or the Netherlands.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration proceedings and other general claims. In management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Gold Forward Sales Contracts

As of December 31, 2020, the Company had contractual commitments to deliver a total of 24,500 gold ounces between the months of January and December 2021 at a weighted-average price of $1,840 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes.

NOTE 12 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2020	U.S. operations segment	Latin America operations segment	Total
Balance, beginning of year	$771,311	$177,332	$948,643
Acquisitions (see Note 3)	28,978	4,456	33,434
Effect of foreign currency translation	—	(6,505)	(6,505)
Other adjustments	1,859	(50)	1,809
Balance, end of year	$802,148	$175,233	$977,381

December 31, 2019
Balance, beginning of year	$759,538	$157,881	$917,419
Acquisitions (see Note 3)	11,773	15,533	27,306
Effect of foreign currency translation	—	5,175	5,175
Other adjustments	—	(1,257)	(1,257)
Balance, end of year	$771,311	$177,332	$948,643

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2020 and 2019.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$25,782	$(23,918)	$1,864	$25,899	$(21,681)	$4,218

Customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers.

Amortization expense for definite-lived intangible assets was $2.3 million, $2.9 million and $6.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining weighted-average amortization period for customer relationships is 0.9 years. Estimated future amortization expense is as follows (in thousands):

2021	$1,299
2022	295
2023	230
2024	31
2025	9
$1,864

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2020 and 2019 consist of the following (in thousands):

	As of December 31,
	2020	2019
Trade names	$46,300	$46,300
Pawn licenses (1)	34,237	34,107
Other indefinite-lived intangibles	1,250	1,250
	$81,787	$81,657

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in store operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2020 and 2019.

NOTE 13 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2020, 3,395,000 shares were reserved for future grants to all employees and directors under the plans.

Restricted Stock Unit Awards

The Company has granted time-based and performance-based restricted stock units under the Company’s equity and share-based incentive compensation plans. The restricted stock units are settled in shares of common stock upon vesting and the Company typically issues treasury shares to satisfy vested restricted stock unit awards. The grant date fair value of restricted stock units is based on the Company’s closing stock price on the day of the grant (or subsequent award modification date, if applicable), and the grant date fair value of performance-based awards is based on the maximum amount of the award expected to be achieved. The amount attributable to award grants is amortized to expense over the vesting periods.

The 2020 performance based awards were originally granted in January 2020, prior to the impacts of COVID-19 as described in Note 1, which caused the cumulative three-year performance targets to be deemed unattainable. The Compensation Committee of the Board of Directors canceled the original 2020 grant and replaced it with a new grant of performance-based awards in December 2020 with a reduced target award. Two-thirds of the replacement grant vests on December 31, 2022 based on a two-year cumulative performance period beginning on January 1, 2021 with performance measures tied to adjusted net income and store addition targets. The remaining one-third of the replacement grant vests on December 31, 2023 based on the Company’s total shareholder return relative to a peer group over the three-year performance period from January 1, 2021 to December 31, 2023. The Company’s achievement level of the performance goals at the end of each respective performance period will result in awards being earned between 0% and 150% of the target share award.

The 2019 and 2018 performance-based awards vest three years from the date of the grant. The performance period for these awards is a three-year cumulative period beginning in January of the respective grant year. The performance goals for the 2019 grant include net income, adjusted for certain non-core and/or non-recurring items, growth in constant currency pawn revenue (retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales) and new (“de novo”) store openings over the three-year cumulative period. The performance goals for the 2018 grant include net income, adjusted for certain non-core and/or non-recurring items, and total store additions over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

The time-based awards granted in 2020, 2019 and 2018 vest in equal annual installments, subject to continued employment with the Company, over a five year period from the grant date.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2020, 2019 and 2018 (shares in thousands):

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	357	$69.13	254	$59.53	157	$47.36
Performance-based grants (1)	238	78.40	109	86.86	102	72.70
Time-based grants	21	84.93	19	86.86	17	72.70
Performance-based vested	(117)	48.25	(10)	45.93	(10)	45.93
Time-based vested	(12)	76.84	(15)	73.78	(12)	43.55
Performance-based canceled (2)	(114)	84.93	—	—	—	—
Outstanding at end of year	373	$77.40	357	$69.13	254	$59.53

(1)Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award. Performance-based grants for 2020 include 114 shares which were subsequently cancelled in 2020 as described in footnote (2) below.

(2)Represents cancellation of performance-based awards granted in January of 2020 that were subsequently replaced with a new performance-based award granted in December 2020. The grant date fair value of the December 2020 replacement performance-based awards was $72.37 per share.

Restricted stock unit awards vesting in 2020, 2019 and 2018 had an aggregate intrinsic value of $9.4 million, $2.1 million and $1.6 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $26.2 million at December 31, 2020.

Stock Options

The Company has not issued common stock options since 2011. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues treasury shares to satisfy stock option exercises.

The following table summarizes stock option activity for the years ended December 31, 2020, 2019 and 2018 (shares in thousands):

	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	70	$38.86	80	$39.00	90	$39.11
Exercised	(60)	39.00	(10)	40.00	(10)	40.00
Outstanding at end of year	10	38.00	70	38.86	80	39.00

Exercisable at end of year	—	—	40	39.00	30	39.33

At December 31, 2020, there was one remaining unvested option to purchase 10,000 shares of the Company’s common stock at an exercise price equal to $38 per share, which expires in November 2021. The intrinsic value for the stock option outstanding was $0.3 million, none of which was exercisable at the end of the year. The intrinsic value reflects the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price of the options, multiplied by the number of in-the-money options) that would have been received by the option holder had they exercised their options on December 31, 2020.

The total intrinsic value of options exercised for 2020, 2019 and 2018 was $1.8 million, $0.6 million and $0.5 million, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2020	2019	2018
Gross compensation costs:
Restricted stock unit awards	$2,899	$8,637	$5,712
Stock options	15	43	74
Total gross compensation costs	2,914	8,680	5,786

Income tax benefits:
Restricted stock unit awards	(901)	(302)	(1,320)
Exercise of stock options	(94)	(114)	(94)
Total income tax benefits	(995)	(416)	(1,414)

Net compensation expense	$1,919	$8,264	$4,372

As of December 31, 2020, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $13.5 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.5 years. As of December 31, 2020, there was no remaining compensation cost related to non-vested stock options not yet recognized.

NOTE 14 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’

accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $3.3 million, $3.1 million and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into two reportable segments as follows:

•U.S. operations
•Latin America operations - includes operations in Mexico, Guatemala, Colombia and El Salvador

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and acquisition expenses and loss (gain) on foreign exchange, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the years ended December 31, 2020, 2019 and 2018 as well as separately identified segment assets (in thousands):

	Year Ended December 31, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$720,281	$355,237	$—	$1,075,518
Pawn loan fees	310,437	147,080	—	457,517
Wholesale scrap jewelry sales	45,405	50,828	—	96,233
Consumer loan and credit services fees (1)	2,016	—	—	2,016
Total revenue	1,078,139	553,145	—	1,631,284

Cost of revenue:
Cost of retail merchandise sold	415,938	225,149	—	641,087
Cost of wholesale scrap jewelry sold	39,584	39,962	—	79,546
Consumer loan and credit services loss provision (1)	(488)	—	—	(488)
Total cost of revenue	455,034	265,111	—	720,145

Net revenue	623,105	288,034	—	911,139

Expenses and other income:
Store operating expenses	396,627	165,531	—	562,158
Administrative expenses	—	—	110,931	110,931
Depreciation and amortization	21,743	15,816	4,546	42,105
Interest expense	—	—	29,344	29,344
Interest income	—	—	(1,540)	(1,540)
Merger and acquisition expenses	—	—	1,316	1,316
Loss on foreign exchange	—	—	884	884
Loss on extinguishment of debt	—	—	11,737	11,737
Write-offs and impairments of certain lease intangibles and other assets	—	—	10,505	10,505
Total expenses and other income	418,370	181,347	167,723	767,440

Income (loss) before income taxes	$204,735	$106,687	$(167,723)	$143,699

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

	As of December 31, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$220,391	$87,840	$—	$308,231
Inventories	136,109	54,243	—	190,352
Goodwill	802,148	175,233	—	977,381
Total assets	1,718,975	540,473	112,749	2,372,197

	Year Ended December 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$722,127	$453,434	$—	$1,175,561
Pawn loan fees	379,395	185,429	—	564,824
Wholesale scrap jewelry sales	71,813	32,063	—	103,876
Consumer loan and credit services fees	20,178	—	—	20,178
Total revenue	1,193,513	670,926	—	1,864,439

Cost of revenue:
Cost of retail merchandise sold	447,911	297,950	—	745,861
Cost of wholesale scrap jewelry sold	65,941	30,131	—	96,072
Consumer loan and credit services loss provision	4,159	—	—	4,159
Total cost of revenue	518,011	328,081	—	846,092

Net revenue	675,502	342,845	—	1,018,347

Expenses and other income:
Store operating expenses	412,508	183,031	—	595,539
Administrative expenses	—	—	122,334	122,334
Depreciation and amortization	20,860	14,626	6,418	41,904
Interest expense	—	—	34,035	34,035
Interest income	—	—	(1,055)	(1,055)
Merger and acquisition expenses	—	—	1,766	1,766
Gain on foreign exchange	—	—	(787)	(787)
Total expenses and other income	433,368	197,657	162,711	793,736

Income (loss) before income taxes	$242,134	$145,188	$(162,711)	$224,611

	As of December 31, 2019
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$268,793	$100,734	$—	$369,527
Consumer loans, net	751	—	—	751
Inventories	181,320	83,936	—	265,256
Goodwill	771,311	177,332	—	948,643
Total assets	1,767,504	574,059	97,877	2,439,440

	Year Ended December 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$709,594	$382,020	$—	$1,091,614
Pawn loan fees	373,406	151,740	—	525,146
Wholesale scrap jewelry sales	85,718	22,103	—	107,821
Consumer loan and credit services fees	55,417	860	—	56,277
Total revenue	1,224,135	556,723	—	1,780,858

Cost of revenue:
Cost of retail merchandise sold	450,516	246,150	—	696,666
Cost of wholesale scrap jewelry sold	78,308	21,656	—	99,964
Consumer loan and credit services loss provision	17,223	238	—	17,461
Total cost of revenue	546,047	268,044	—	814,091

Net revenue	678,088	288,679	—	966,767

Expenses and other income:
Store operating expenses	414,097	149,224	—	563,321
Administrative expenses	—	—	120,042	120,042
Depreciation and amortization	21,021	11,333	10,607	42,961
Interest expense	—	—	29,173	29,173
Interest income	—	—	(2,444)	(2,444)
Merger and acquisition expenses	—	—	7,643	7,643
Loss on foreign exchange	—	—	762	762
Total expenses and other income	435,118	160,557	165,783	761,458

Income (loss) before income taxes	$242,970	$128,122	$(165,783)	$205,309

	As of December 31, 2018
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Pawn loans	$271,584	$91,357	$—	$362,941
Consumer loans, net	15,902	—	—	15,902
Inventories	199,978	75,152	—	275,130
Goodwill	759,538	157,881	—	917,419
Total assets	1,534,542	407,282	166,150	2,107,974

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue:
U.S.	$1,078,139	$1,193,513	$1,224,135
Mexico	530,462	641,505	531,744
Other Latin America	22,683	29,421	24,979
	$1,631,284	$1,864,439	$1,780,858

Long-lived assets:
U.S.	$286,079	$254,395	$226,358
Mexico	82,438	80,385	65,260
Other Latin America	14,968	12,893	9,265
	$383,485	$347,673	$300,883

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 are set forth in the table below (in thousands, except per share amounts). The Company’s operations are subject to seasonal fluctuations. The Company computed the quarterly diluted earnings per share amounts as if each quarter was a discrete period based on that quarter’s weighted-average shares outstanding. As a result, the sum of the diluted earnings per share by quarter will not necessarily total the annual diluted earnings per share.

	Quarter Ended
	March 31	June 30	September 30	December 31
2020
Total revenue	$466,490	$412,746	$359,890	$392,158
Total cost of revenue	207,181	189,645	157,152	166,167
Net revenue	259,309	223,101	202,738	225,991
Total expenses and other income	213,592	185,912	185,052	182,884
Net income	32,918	25,873	15,062	32,726
Diluted earnings per share	0.78	0.62	0.36	0.79
Diluted weighted-average shares	42,007	41,531	41,536	41,331

2019
Total revenue	$467,604	$446,014	$452,459	$498,362
Total cost of revenue	211,805	201,709	201,480	231,098
Net revenue	255,799	244,305	250,979	267,264
Total expenses and other income	196,956	199,019	202,015	195,746
Net income	42,655	33,048	34,761	54,154
Diluted earnings per share	0.98	0.76	0.81	1.27
Diluted weighted-average shares	43,658	43,256	43,167	42,760