Form 10-Q
period 2021-03-31
FIRSTCASH, INC
filed 2021-04-26
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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

As of April 20, 2021, there were 41,027,426 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments (1) related to the COVID-19 pandemic, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand and regulations which could adversely affect the Company’s ability to continue to fully operate, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan and retail products, changes in the economic conditions in the United States and Latin America, which potentially could have an impact on discretionary consumer spending or impact demand for pawn loan products, and currency fluctuations, primarily involving the Mexican peso and (2) those discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed subsequently by the Company with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2021	2020	2020
ASSETS
Cash and cash equivalents	$54,641	$75,464	$65,850
Fees and service charges receivable	35,334	40,121	41,110
Pawn loans	265,438	314,296	308,231
Inventories	185,336	227,876	190,352
Income taxes receivable	8,236	4,279	9,634
Prepaid expenses and other current assets	8,629	10,736	9,388
Total current assets	557,614	672,772	624,565

Property and equipment, net	384,617	329,066	373,667
Operating lease right of use asset	287,418	280,840	298,957
Goodwill	974,051	927,290	977,381
Intangible assets, net	83,229	84,999	83,651
Other assets	9,365	9,188	9,818
Deferred tax assets	3,869	8,718	4,158
Total assets	$2,300,163	$2,312,873	$2,372,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$79,575	$74,805	$81,917
Customer deposits	38,727	39,728	34,719
Income taxes payable	7,139	9,832	1,148
Lease liability, current	86,529	82,355	88,622
Total current liabilities	211,970	206,720	206,406

Revolving unsecured credit facilities	44,000	355,519	123,000
Senior unsecured notes	493,108	296,744	492,916
Deferred tax liabilities	73,020	64,728	71,173
Lease liability, non-current	186,972	181,787	194,887
Total liabilities	1,009,070	1,105,498	1,088,382

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,218,323	1,224,113	1,221,788
Retained earnings	811,921	749,126	789,303
Accumulated other comprehensive loss	(130,767)	(180,472)	(118,432)
Common stock held in treasury, at cost	(608,877)	(585,885)	(609,337)
Total stockholders’ equity	1,291,093	1,207,375	1,283,815
Total liabilities and stockholders’ equity	$2,300,163	$2,312,873	$2,372,197

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Retail merchandise sales	$272,042	$296,629
Pawn loan fees	115,522	142,115
Wholesale scrap jewelry sales	20,375	26,371
Consumer loan and credit services fees	—	1,375
Total revenue	407,939	466,490

Cost of revenue:
Cost of retail merchandise sold	157,153	184,695
Cost of wholesale scrap jewelry sold	17,197	22,847
Consumer loan and credit services loss provision	—	(361)
Total cost of revenue	174,350	207,181

Net revenue	233,589	259,309

Expenses and other income:
Store operating expenses	137,324	153,500
Administrative expenses	30,999	32,902
Depreciation and amortization	10,612	10,674
Interest expense	7,230	8,418
Interest income	(158)	(185)
Merger and acquisition expenses	166	68
Loss on foreign exchange	267	2,685
Write-off of certain Cash America merger related lease intangibles	878	3,630
Impairment of certain other assets	—	1,900
Total expenses and other income	187,318	213,592

Income before income taxes	46,271	45,717

Provision for income taxes	12,556	12,799

Net income	$33,715	$32,918

Earnings per share:
Basic	$0.82	$0.79
Diluted	$0.82	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$33,715	$32,918
Other comprehensive income (loss):
Currency translation adjustment	(12,335)	(83,503)
Comprehensive income (loss)	$21,380	$(50,585)

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,090)	—	—	(73)	5,427	(1,663)
Share-based compensation expense	—	—	3,625	—	—	—	—	3,625
Net income	—	—	—	33,715	—	—	—	33,715
Cash dividends ($0.27 per share)	—	—	—	(11,097)	—	—	—	(11,097)
Currency translation adjustment	—	—	—	—	(12,335)	—	—	(12,335)
Purchases of treasury stock	—	—	—	—	—	84	(4,967)	(4,967)
As of 3/31/2021	49,276	$493	$1,218,323	$811,921	$(130,767)	8,249	$(608,877)	$1,291,093

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based compensation plan, net of 46 shares net-settled	—	—	(10,266)	—	—	(93)	6,939	(3,327)
Share-based compensation expense	—	—	2,851	—	—	—	—	2,851
Net income	—	—	—	32,918	—	—	—	32,918
Cash dividends ($0.27 per share)	—	—	—	(11,268)	—	—	—	(11,268)
Currency translation adjustment	—	—	—	—	(83,503)	—	—	(83,503)
Purchases of treasury stock	—	—	—	—	—	981	(80,331)	(80,331)
As of 3/31/2020	49,276	$493	$1,224,113	$749,126	$(180,472)	7,835	$(585,885)	$1,207,375

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2021	2020
Cash flow from operating activities:
Net income	$33,715	$32,918
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of consumer loan credit loss provision	—	(729)
Share-based compensation expense	3,625	2,851
Depreciation and amortization expense	10,612	10,674
Amortization of debt issuance costs	395	387
Write-off of certain Cash America merger related lease intangibles	878	3,630
Impairment of certain other assets	—	1,900
Deferred income taxes, net	2,010	4,239
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	5,394	3,673
Inventories purchased directly from customers, wholesalers or manufacturers	1,442	6,951
Prepaid expenses and other assets	868	355
Accounts payable, accrued liabilities and other liabilities	3,122	9,755
Income taxes	7,113	781
Net cash flow provided by operating activities	69,174	77,385
Cash flow from investing activities:
Loan receivables, net (1)	42,394	52,279
Purchases of furniture, fixtures, equipment and improvements	(9,491)	(10,581)
Purchases of store real property	(14,441)	(9,617)
Acquisitions of pawn stores, net of cash acquired	(1,204)	(5,477)
Net cash flow provided by investing activities	17,258	26,604
Cash flow from financing activities:
Borrowings from unsecured credit facilities	45,000	106,925
Repayments of unsecured credit facilities	(124,000)	(88,000)
Debt issuance costs paid	—	(130)
Purchases of treasury stock	(4,967)	(80,331)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(1,663)	—
Dividends paid	(11,097)	(11,268)
Net cash flow used in financing activities	(96,727)	(72,804)
Effect of exchange rates on cash	(914)	(2,248)
Change in cash and cash equivalents	(11,209)	28,937
Cash and cash equivalents at beginning of the period	65,850	46,527
Cash and cash equivalents at end of the period	$54,641	$75,464

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2020, which is derived from audited financial statements, and the unaudited consolidated financial statements, including the notes thereto, include the accounts of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021. The consolidated financial statements as of March 31, 2021 and 2020, and for the three month periods ended March 31, 2021 and 2020, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year.

The Company has operations in Latin America, where in Mexico, Guatemala and Colombia, the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar.

Continuing Impact of COVID-19

The onset of COVID-19 in March 2020 in the U.S. and shortly thereafter in Latin America significantly impacted the Company’s operations and earnings results. Most countries, states and other local government officials reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures, travel restrictions and other measures in an effort to reduce the spread of COVID-19. The measures significantly reduced normal levels of consumer spending, and combined with broad-based stimulus programs and enhanced unemployment benefits in the U.S., provided significant and unprecedented liquidity to many of the Company’s customers, which greatly suppressed normal demand for pawn loans which, in turn, reduced volumes of inventory acquired from forfeited pawn loans.

The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. The extent to which COVID-19 impacts the Company’s operations, results of operations, liquidity and financial condition, including estimates and assumptions used by the Company in the calculation and evaluation of the accrual for earned but uncollected pawn loan fees, impairment of goodwill and other intangible assets and current and deferred tax assets and liabilities, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic and the actions taken to contain its impact, as well as actions taken to limit the resulting economic impact, among others. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could result in material impacts to the Company’s financial statements in future reporting periods.

Reclassification

Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 2020 have been reclassified in order to conform to the 2021 presentation.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$33,715	$32,918

Denominator:
Weighted-average common shares for calculating basic earnings per share	41,034	41,912
Effect of dilutive securities:
Stock options and restricted stock unit awards	22	95
Weighted-average common shares for calculating diluted earnings per share	41,056	42,007

Earnings per share:
Basic	$0.82	$0.79
Diluted	$0.82	$0.78

Note 3 - Operating Leases

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of March 31, 2021 and 2020 was 4.1 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2021 and 2020 was 6.7% and 7.8%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.6 million and $4.4 million during the three months ended March 31, 2021 and 2020, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$31,065	$31,210
Variable lease expense (1)	3,834	3,545
Total operating lease expense	$34,899	$34,755

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2021 (in thousands):

Nine months ending December 31, 2021	$78,410
2022	84,948
2023	64,926
2024	42,188
2025	18,221
Thereafter	23,966
Total	$312,659
Less amount of lease payments representing interest	(39,158)
Total present value of lease payments	$273,501

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$28,186	$28,835
Leased assets obtained in exchange for new operating lease liabilities	$16,778	$24,983

Note 4 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2021	2020	2020
Revolving unsecured uncommitted credit facility, maturing 2023 (1)	$—	$25,519	$—
Revolving unsecured credit facility, maturing 2024 (1)	44,000	330,000	123,000
5.375% senior unsecured notes due 2024 (2)	—	296,744	—
4.625% senior unsecured notes due 2028 (3)	493,108	—	492,916
Total long-term debt	$537,108	$652,263	$615,916

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of March 31, 2020, deferred debt issuance costs of $3.3 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying consolidated balance sheets.

(3)As of March 31, 2021 and December 31, 2020, deferred debt issuance costs of $6.9 million and $7.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2021, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of March 31, 2021, the Company had $44.0 million in outstanding borrowings and $3.4 million in outstanding letters of credit under the Credit Facility, leaving $452.6 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2021 was 2.82% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2021. During the three months ended March 31, 2021, the Company made net payments of $79.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of March 31, 2021, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2021. At March 31, 2021, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.75 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period.

The Company utilized the net proceeds from the offering of the Notes to redeem all of the $300.0 million aggregate principal amount of the Company’s 5.375% senior notes due 2024 and to repay a portion of the Company’s Credit Facility.

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

Recurring Fair Value Measurements

As of March 31, 2021, 2020 and December 31, 2020, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. During the three months ended March 31, 2020, the Company recorded a $1.9 million impairment related to a non-financial, non-operating asset that was included in other assets in the consolidated balance sheets.

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of March 31, 2021, 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,641	$54,641	$54,641	$—	$—
Fees and service charges receivable	35,334	35,334	—	—	35,334
Pawn loans	265,438	265,438	—	—	265,438
	$355,413	$355,413	$54,641	$—	$300,772

Financial liabilities:
Revolving unsecured credit facilities	$44,000	$44,000	$—	$44,000	$—
Senior unsecured notes (outstanding principal)	500,000	506,000	—	506,000	—
	$544,000	$550,000	$—	$550,000	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$75,464	$75,464	$75,464	$—	$—
Fees and service charges receivable	40,121	40,121	—	—	40,121
Pawn loans	314,296	314,296	—	—	314,296
	$429,881	$429,881	$75,464	$—	$354,417

Financial liabilities:
Revolving unsecured credit facilities	$355,519	$355,519	$—	$355,519	$—
Senior unsecured notes (outstanding principal)	300,000	276,000	—	276,000	—
	$655,519	$631,519	$—	$631,519	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,850	$65,850	$65,850	$—	$—
Fees and service charges receivable	41,110	41,110	—	—	41,110
Pawn loans	308,231	308,231	—	—	308,231
	$415,191	$415,191	$65,850	$—	$349,341

Financial liabilities:
Revolving unsecured credit facilities	$123,000	$123,000	$—	$123,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$623,000	$639,000	$—	$639,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value.

The carrying value of the unsecured credit facilities approximate fair value as of March 31, 2021, 2020 and December 31, 2020. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•U.S. operations
•Latin America operations - includes operations in Mexico, Guatemala, Colombia and El Salvador

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and acquisition expenses, loss on foreign exchange, write-offs of certain lease intangibles and impairments of certain other assets, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three month period ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$189,957	$82,085	$—	$272,042
Pawn loan fees	76,397	39,125	—	115,522
Wholesale scrap jewelry sales	9,203	11,172	—	20,375
Total revenue	275,557	132,382	—	407,939

Cost of revenue:
Cost of retail merchandise sold	106,530	50,623	—	157,153
Cost of wholesale scrap jewelry sold	7,513	9,684	—	17,197
Total cost of revenue	114,043	60,307	—	174,350

Net revenue	161,514	72,075	—	233,589

Expenses and other income:
Store operating expenses	95,247	42,077	—	137,324
Administrative expenses	—	—	30,999	30,999
Depreciation and amortization	5,382	4,263	967	10,612
Interest expense	—	—	7,230	7,230
Interest income	—	—	(158)	(158)
Merger and acquisition expenses	—	—	166	166
Loss on foreign exchange	—	—	267	267
Write-off of certain Cash America merger related lease intangibles	—	—	878	878
Total expenses and other income	100,629	46,340	40,349	187,318

Income (loss) before income taxes	$60,885	$25,735	$(40,349)	$46,271

	Three Months Ended March 31, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$195,966	$100,663	$—	$296,629
Pawn loan fees	97,857	44,258	—	142,115
Wholesale scrap jewelry sales	15,478	10,893	—	26,371
Consumer loan and credit services fees (1)	1,375	—	—	1,375
Total revenue	310,676	155,814	—	466,490

Cost of revenue:
Cost of retail merchandise sold	119,529	65,166	—	184,695
Cost of wholesale scrap jewelry sold	14,006	8,841	—	22,847
Consumer loan and credit services loss provision (1)	(361)	—	—	(361)
Total cost of revenue	133,174	74,007	—	207,181

Net revenue	177,502	81,807	—	259,309

Expenses and other income:
Store operating expenses	107,706	45,794	—	153,500
Administrative expenses	—	—	32,902	32,902
Depreciation and amortization	5,401	4,063	1,210	10,674
Interest expense	—	—	8,418	8,418
Interest income	—	—	(185)	(185)
Merger and acquisition expenses	—	—	68	68
Loss on foreign exchange	—	—	2,685	2,685
Write-off of certain Cash America merger related lease intangibles	—	—	3,630	3,630
Impairment of certain other assets	—	—	1,900	1,900
Total expenses and other income	113,107	49,857	50,628	213,592

Income (loss) before income taxes	$64,395	$31,950	$(50,628)	$45,717

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,770 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, the stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the typical 30-day term of the loan plus a stated grace period.

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

OPERATIONS AND LOCATIONS

As of March 31, 2021, the Company had 2,771 store locations composed of 1,046 stores in 24 U.S. states and the District of Columbia, 1,637 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 13 stores in El Salvador.

The following table details store count activity:

	Three Months Ended March 31, 2021
	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,046	1,702	2,748
New locations opened	—	24	24
Locations acquired	2	—	2
Consolidation of existing pawn locations (1)	(2)	(1)	(3)
Total locations, end of period	1,046	1,725	2,771

(1)Store consolidations were primarily acquired locations over the past four years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2020 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2021.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The onset of COVID-19 in March 2020 in the U.S. and shortly thereafter in Latin America significantly impacted the Company’s operations and earnings results. Most countries, states and other local government officials reacted by instituting quarantines, shelter-in-place and other orders mandating non-essential business closures, travel restrictions and other measures in an effort to reduce the spread of COVID-19. These measures significantly reduced normal levels of consumer spending, and combined with broad-based stimulus programs and enhanced unemployment benefits in the U.S., provided significant and unprecedented liquidity to many of the Company’s customers, which greatly suppressed normal demand for pawn loans beginning in the second quarter of 2020. As the broad shutdowns in response to COVID-19 began to ease late in the second half of 2020, pawn lending activity began to slowly recover. Even so, resulting pawn balances at December 31, 2020 were still down 17% compared to the prior year end.

During the first quarter of 2021, two additional federal stimulus payments in the U.S. caused further declines in U.S. pawn lending demand while pawn lending activity in Latin America continued recovering to near pre-pandemic levels given the limited government stimulus programs in the region. As of March 31, 2021, consolidated pawn loan balances were still down 16% compared to the prior-year quarter. Resulting pawn loan fees were negatively impacted during the first quarter of 2021 as a result of the lower pawn loan balances.

In most markets where the Company operates, pawnshops were designated as “essential businesses” and remained open during the broad shutdowns in response to COVID-19. As a result, the Company experienced strong customer demand for “stay-at-home” products such as consumer electronics and sporting goods. In addition, federal stimulus payments to consumers in the U.S. during 2020 also drove retail demand for most products. However, the increased retail volumes and less forfeited inventory from lower pawn receivables negatively impacted inventory balances in the second half of 2020. Resulting inventory balances at December 31, 2020 were down 28% compared to the prior year end. The lower beginning inventory levels negatively impacted retail sales during the first quarter of 2021 but were partially offset by additional retail demand in the U.S. as a result of the enhanced consumer liquidity caused by the two additional federal stimulus payments during the first quarter of 2021. In addition, retail sales margins increased significantly during the first quarter of 2021 in both the U.S. and Latin America compared to the prior-year quarter as a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, all of which limited the need for normal discounting. Resulting gross profit from retail sales for the first quarter of 2021 increased 3% over the prior-year quarter.

The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2021	2020	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.6	23.5	12%
Three months ended	20.3	19.9	(2)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.8	7.7	(1)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,737	4,065	8%
Three months ended	3,553	3,533	(1)%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. operations segment as of March 31, 2021 compared to March 31, 2020 (dollars in thousands, except as otherwise noted):

	As of March 31,		Increase /
	2021	2020	(Decrease)
U.S. Operations Segment
Earning assets:
Pawn loans	$169,642	$224,121	(24)%
Inventories	128,308	162,142	(21)%
	$297,950	$386,263	(23)%

Average outstanding pawn loan amount (in ones)	$215	$182	18%

Composition of pawn collateral:
General merchandise	30%	31%
Jewelry	70%	69%
	100%	100%

Composition of inventories:
General merchandise	44%	42%
Jewelry	56%	58%
	100%	100%

Percentage of inventory aged greater than one year	2%	3%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	3.3 times	2.9 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	March 31,
	2021	2020	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$189,957	$195,966	(3)%
Pawn loan fees	76,397	97,857	(22)%
Wholesale scrap jewelry sales	9,203	15,478	(41)%
Consumer loan and credit services fees (1)	—	1,375	(100)%
Total revenue	275,557	310,676	(11)%

Cost of revenue:
Cost of retail merchandise sold	106,530	119,529	(11)%
Cost of wholesale scrap jewelry sold	7,513	14,006	(46)%
Consumer loan and credit services loss provision (1)	—	(361)	(100)%
Total cost of revenue	114,043	133,174	(14)%

Net revenue	161,514	177,502	(9)%

Segment expenses:
Store operating expenses	95,247	107,706	(12)%
Depreciation and amortization	5,382	5,401	—%
Total segment expenses	100,629	113,107	(11)%

Segment pre-tax operating income	$60,885	$64,395	(5)%

Operating metrics:
Retail merchandise sales margin	44%	39%
Wholesale scrap jewelry sales margin	18%	10%
Net revenue margin	59%	57%
Segment pre-tax operating margin	22%	21%

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 3% to $190.0 million during the first quarter of 2021 compared to $196.0 million for the first quarter of 2020. Same-store retail sales decreased 5% in the first quarter of 2021 compared to the first quarter of 2020. Offsetting the small decline in retail sales revenue, the gross profit margin on retail merchandise sales in the U.S. was 44% during the first quarter of 2021 compared to a margin of 39% during the first quarter of 2020, which resulted in a 9% increase in net revenue (gross profit) from retail sales for the first quarter of 2021 compared to the first quarter of 2020. The increase in margin was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, which limited the need for normal discounting.

U.S. inventories decreased 21% from $162.1 million at March 31, 2020 to $128.3 million at March 31, 2021. Inventories aged greater than one year in the U.S. were 2% at March 31, 2021 compared to 3% at March 31, 2020. The decrease in inventories was primarily a result of significantly lower than normal beginning inventory levels, less inventory being generated from forfeited pawn loans and additional retail demand created by two additional federal stimulus payments made directly to consumers, partially offset by an increase in merchandise purchased directly from customers during the quarter compared to the prior-year quarter.

Pawn Lending Operations

U.S. pawn loan fees decreased 22% to $76.4 million during the first quarter of 2021 compared to $97.9 million for the first quarter of 2020. Same-store pawn fees in the first quarter of 2021 decreased 23% compared to the first quarter of 2020. Pawn loan receivables as of March 31, 2021 decreased 24% in total and 25% on a same-store basis compared to March 31, 2020.

The decline in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the significantly lower than normal beginning pawn loan levels and reduced origination activity during the first quarter of 2021 as a result of improved customer liquidity due to the two additional government stimulus payments made during the quarter.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 41% to $9.2 million during the first quarter of 2021 compared to $15.5 million during the first quarter of 2020. The decline in scrap revenue relates primarily to reductions in inventory levels as discussed above. The scrap jewelry gross profit margin in the U.S. was 18% compared to the prior-year margin of 10%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the first quarter of 2021 compared to 2020.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 12% to $95.2 million during the first quarter of 2021 compared to $107.7 million during the first quarter of 2020 and same-store operating expenses also decreased 12% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to cost saving initiatives in response to COVID-19.

The U.S. segment pre-tax operating income for the first quarter of 2021 was $60.9 million, which generated a pre-tax segment operating margin of 22% compared to $64.4 million and 21% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected decreases in pawn fee revenue as a result of the decline in pawn loan receivables and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations in 2020, partially offset by an increase in gross profit from both retail and scrap sales and a decrease in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were impacted by a 2% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2021 compared to March 31, 2020 benefited from a 12% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of March 31, 2021 compared to March 31, 2020 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,	Increase /
	As of March 31,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$95,796	$90,175	6%	$84,498	(6)%
Inventories	57,028	65,734	(13)%	50,324	(23)%
	$152,824	$155,909	(2)%	$134,822	(14)%

Average outstanding pawn loan amount (in ones)	$76	$56	36%	$67	20%

Composition of pawn collateral:
General merchandise	66%	70%
Jewelry	34%	30%
	100%	100%

Composition of inventories:
General merchandise	58%	62%
Jewelry	42%	38%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.4 times	3.9 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$82,085	$100,663	(18)%	$83,937	(17)%
Pawn loan fees	39,125	44,258	(12)%	40,010	(10)%
Wholesale scrap jewelry sales	11,172	10,893	3%	11,172	3%
Total revenue	132,382	155,814	(15)%	135,119	(13)%

Cost of revenue:
Cost of retail merchandise sold	50,623	65,166	(22)%	51,763	(21)%
Cost of wholesale scrap jewelry sold	9,684	8,841	10%	9,902	12%
Total cost of revenue	60,307	74,007	(19)%	61,665	(17)%

Net revenue	72,075	81,807	(12)%	73,454	(10)%

Segment expenses:
Store operating expenses	42,077	45,794	(8)%	42,960	(6)%
Depreciation and amortization	4,263	4,063	5%	4,350	7%
Total segment expenses	46,340	49,857	(7)%	47,310	(5)%

Segment pre-tax operating income	$25,735	$31,950	(19)%	$26,144	(18)%

Operating metrics:
Retail merchandise sales margin	38%	35%		38%
Wholesale scrap jewelry sales margin	13%	19%		11%
Net revenue margin	54%	53%		54%
Segment pre-tax operating margin	19%	21%		19%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 18% (17% on a constant currency basis) to $82.1 million during the first quarter of 2021 compared to $100.7 million for the first quarter of 2020. Same-store retail sales decreased 21% (19% on a constant currency basis) during the first quarter of 2021 compared to the first quarter of 2020. Partially offsetting the declines in retail sales revenue, the gross profit margin on retail merchandise sales was 38% during the first quarter of 2021 compared to 35% during the first quarter of 2020.

Inventories in Latin America decreased 13% (23% on a constant currency basis) from $65.7 million at March 31, 2020 to $57.0 million at March 31, 2021. Inventories aged greater than one year in Latin America were 2% at March 31, 2021 and 1% at March 31, 2020.

The decrease in inventories, which limited retail sales during the first quarter, was primarily a result of significantly lower than normal beginning inventory levels and less inventory being generated from forfeited pawn loans partially offset by an increase in merchandise purchased directly from customers during the quarter compared to the prior-year quarter. The lower retail sales volume was partially offset by an increase in retail sales margin, which was primarily a result of continued retail demand for value-priced pre-owned merchandise and increased buying of merchandise directly from customers, which limited the need for normal discounting.

Pawn Lending Operations

Pawn loan fees in Latin America decreased 12% (10% on a constant currency basis), totaling $39.1 million during the first quarter of 2021 compared to $44.3 million for the first quarter of 2020. Same-store pawn fees decreased 13% (11% on a constant currency basis) in the first quarter of 2021 compared to the first quarter of 2020. Pawn loan receivables increased 6% (decreased 6% on a constant currency basis) as of March 31, 2021 compared to March 31, 2020, while same-store pawn receivables increased 5% (decreased 7% on a constant currency basis).

The decline in total and same-store constant currency pawn receivables and resulting pawn loan fees was primarily due to the significantly lower than normal beginning pawn loan levels, partially offset by the continued improvement of pawn loan origination activity during the first quarter of 2021.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 3% (also 3% on a constant currency basis) to $11.2 million during the first quarter of 2021 compared to $10.9 million during the first quarter of 2020. The scrap jewelry gross profit margin in Latin America was 13% (11% on a constant currency basis) during the first quarter of 2021 compared to the prior-year margin of 19%.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses decreased 8% (6% on a constant currency basis) to $42.1 million during the first quarter of 2021 compared to $45.8 million during the first quarter of 2020. Total store operating expenses decreased primarily due to cost saving initiatives in response to COVID-19, partially offset by the 3% increase in the Latin America weighted-average store count. Same-store operating expenses decreased 11% (9% on a constant currency basis).

Latin America store depreciation and amortization increased 5% (7% on a constant currency basis) to $4.3 million during the first quarter of 2021 compared to $4.1 million during the first quarter of 2020, primarily due to the increase in the store count.

The segment pre-tax operating income for the first quarter of 2021 was $25.7 million, which generated a pre-tax segment operating margin of 19% compared to $32.0 million and 21% in the prior year, respectively. The decline in the segment pre-tax operating income and margin was primarily due to declines in retail sales and pawn loan fees and a 2% unfavorable change in the average value of the Mexican peso, partially offset by an increase in retail sales margins and declines in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$60,885	$64,395	(5)%
Latin America operations	25,735	31,950	(19)%
Consolidated segment pre-tax operating income	86,620	96,345	(10)%

Corporate expenses and other income:
Administrative expenses	30,999	32,902	(6)%
Depreciation and amortization	967	1,210	(20)%
Interest expense	7,230	8,418	(14)%
Interest income	(158)	(185)	(15)%
Merger and acquisition expenses	166	68	144%
Loss on foreign exchange	267	2,685	(90)%
Write-off of certain Cash America merger related lease intangibles	878	3,630	(76)%
Impairment of certain other assets	—	1,900	(100)%
Total corporate expenses and other income	40,349	50,628	(20)%

Income before income taxes	46,271	45,717	1%

Provision for income taxes	12,556	12,799	(2)%

Net income	$33,715	$32,918	2%

Corporate Expenses and Taxes

Administrative expenses decreased 6% to $31.0 million during the first quarter of 2021 compared to $32.9 million in the first quarter of 2020, primarily due to reduced travel costs and other cost saving initiatives in response to COVID-19 and a 2% unfavorable change in the average value of the Mexican peso resulting in lower U.S. dollar translated expenses, partially offset by a 2% increase in the consolidated weighted-average store count. Administrative expenses were 8% of revenue during the first quarter of 2021 and 7% during the first quarter of 2020.

Interest expense decreased 14% to $7.2 million during the first quarter of 2021 compared to $8.4 million in the first quarter of 2020, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the first quarter of 2021 compared to the first quarter of 2020. See “Liquidity and Capital Resources.”

Loss on foreign exchange decreased 90% to $0.3 million during the first quarter of 2021 compared to $2.7 million in the first quarter of 2020, as a result of fluctuations in foreign exchange rates.

During the first quarter of 2021, the Company recorded a $0.9 million write-off of certain merger related lease intangibles compared to a $3.6 million write-off of certain merger related lease intangibles during the first quarter of 2020. The Company also recorded a $1.9 million impairment related to a non-operating asset during the first quarter of 2020.
Consolidated effective income tax rates for the first quarter of 2021 and 2020 were 27.1% and 28.0%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the global intangible low-taxed income tax (“GILTI”) provisions for foreign operations in the U.S. federal tax code, which essentially eliminated the impact of the incremental GILTI tax on the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, the Company’s primary sources of liquidity were $54.6 million in cash and cash equivalents, $481.8 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants, $300.8 million in customer loans and fees and service charges receivable and $185.3 million in inventories. The Company had working capital of $345.6 million as of March 31, 2021.

As of March 31, 2021, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of March 31, 2021, the Company had $44.0 million in outstanding borrowings and $3.4 million in outstanding letters of credit under the Credit Facility, leaving $452.6 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing London Interbank Offered Rate (“LIBOR”) (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2021 was 2.82% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2021, and currently has the capacity to borrow a significant amount of the availability under the Credit Facility under the most restrictive covenant. During the three months ended March 31, 2021, the Company made net payments of $79.0 million pursuant to the Credit Facility.

As of March 31, 2021, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2021. At March 31, 2021, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio (“Net Debt Ratio”) is less than 2.75 to 1. The Net Debt Ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2021, the Net Debt Ratio was 2.1 to 1. See “Non-GAAP Financial Information” for additional information on the calculation of the Net Debt Ratio.

The Company utilized the net proceeds from the offering of the Notes to redeem all of the $300.0 million aggregate principal amount of the Company’s 5.375% senior notes due 2024 and to repay a portion of the Company’s Credit Facility.

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, the refinancing, repayment or restructuring of existing debt and the entry into interest rate hedge transactions, such as interest rate swap agreements, to fund ongoing cash needs, such as general corporate purposes, growth initiatives and its dividend and stock repurchase program.

The continued developments and fluidity of the COVID-19 pandemic make it difficult to predict the impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. The Company’s cash flows depend heavily on the uninterrupted operation of its stores with sufficient customer activity, as the Company does not currently offer an online pawn lending or payment platform. If the Company became subject to closure or customer demand for the Company’s retail and lending products materially declines, the Company’s cash flows would be materially impaired and the Company could seek to raise or retain additional funds from a variety of sources, including but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures, dividends and share repurchases, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 52% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

Other factors such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” A prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its credit facilities under current leverage covenants. Additionally, potential disruptions to the Company’s business resulting from COVID-19 could adversely impact the Company’s liquidity in the future.

The Company intends to continue expansion through new store openings primarily in Latin America and through acquisitions both in the U.S. and Latin America. Additionally, as opportunities arise at reasonable valuations, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions.

A total of 24 new stores were opened during the three months ended March 31, 2021. The impacts of COVID-19 will likely limit the number of 2021 openings to a total of 50 to 60 de novo full-service pawn locations in Latin America. Future store openings remain subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing.

The Company continually looks for, and is presented with, potential acquisition opportunities and will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. The Company acquired two pawn stores in the U.S. during the three months ended March 31, 2021 for a purchase price of $1.3 million, net of cash acquired and subject to future post-closing adjustments. In addition, the Company purchased the real estate at 12 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $14.4 million during the three months ended March 31, 2021.

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash flow provided by operating activities	$69,174	$77,385
Cash flow provided by investing activities	$17,258	$26,604
Cash flow used in financing activities	$(96,727)	$(72,804)

	As of March 31,
	2021	2020
Working capital	$345,644	$466,052
Current ratio	2.6:1	3.3:1
Liabilities to equity ratio	0.8:1	0.9:1
Net Debt Ratio (1)	2.1:1	1.9:1

(1)Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $8.2 million, or 11%, from $77.4 million for the three months ended March 31, 2020 to $69.2 million for the three months ended March 31, 2021 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $0.8 million.

Net cash provided by investing activities decreased $9.3 million, or 35%, from $26.6 million for the three months ended March 31, 2020 to $17.3 million for the three months ended March 31, 2021. Cash flows from investing activities included funding of pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn loans are included in investing activities. The Company paid $1.2 million in cash related to current and prior-year store acquisitions, $9.5 million for furniture, fixtures, equipment and improvements and $14.4 million for discretionary store real property purchases during the three months ended March 31, 2021 compared to $5.5 million, $10.6 million and $9.6 million in the prior-year period, respectively. The Company received funds from a net decrease in pawn loans of $42.4 million during the three months ended March 31, 2021 compared to a net decrease of $52.3 million during the three months ended March 31, 2020.

Net cash used in financing activities increased $23.9 million, or 33%, from $72.8 million for the three months ended March 31, 2020 to $96.7 million for the three months ended March 31, 2021. Net payments on the credit facilities were $79.0 million during the three months ended March 31, 2021 compared to net borrowings of $18.9 million during the three months ended March 31, 2020. The Company funded $5.0 million worth of share repurchases and paid dividends of $11.1 million during the three months ended March 31, 2021, compared to funding $80.3 million worth of share repurchases and dividends paid of $11.3 million during the three months ended March 31, 2020. In addition, the Company paid $1.7 million in withholding taxes on net share settlements of restricted stock unit awards during the three months ended March 31, 2021.

In April 2021, the Company’s Board of Directors declared a $0.30 per share second quarter cash dividend on common shares outstanding, or an aggregate of $12.3 million based on the March 31, 2021 share count, which will be paid on May 28, 2021 to stockholders of record as of May 14, 2021. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors, including the impact of COVID-19.

During the three months ended March 31, 2021, the Company repurchased a total of 84,000 shares of common stock at an aggregate cost of $5.0 million and an average cost per share of $59.06, and during three months ended March 31, 2020, repurchased 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84. The Company has approximately $116.9 million of remaining availability under its currently authorized stock repurchase programs. While the Company intends to continue repurchases under its active share repurchase programs, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	Currently active	$100,000	84,000	$4,967	$16,860
January 27, 2021	Currently active	100,000	—	—	100,000
Total			84,000	$4,967	$116,860

As of March 31, 2021, the Company had contractual commitments to deliver a total of 12,000 gold ounces between the months of April 2021 and December 2021 at a weighted-average price of $1,855 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

REGULATORY DEVELOPMENTS

The Company remains subject to significant regulation of its pawn and general business operations in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 1, 2021. There have been no material changes in regulatory developments directly affecting the Company since December 31, 2020.

In January 2021, the Illinois General Assembly passed the Predatory Loan Prevention Act (“PDLA”) that caps annual effective interest rates at 36% on most consumer loans, including payday and car title loans. On March 23, 2021, the governor of Illinois signed the PDLA into law, making it effective immediately. The Company does not believe the PDLA applies to collateralized pawn loans, and to date no effort has been made by regulators to assert that it applies. However, there can be no assurance that the Illinois authorities or other interested stakeholders will in the future interpret the PDLA to include collateralized pawn loans. The Company had 25 pawn stores located in Illinois as of March 31, 2021.

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

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and to improve comparability of current periods presented with prior periods.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021		2020
	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$33,715	$0.82	$32,918	$0.78
Adjustments, net of tax:
Merger and acquisition expenses	116	—	50	—
Non-cash foreign currency loss related to lease liability	421	0.01	3,069	0.07
Non-cash write-off of certain Cash America merger related lease intangibles	676	0.02	2,795	0.07
Non-cash impairment of certain other assets (1)	—	—	1,463	0.04
Adjusted net income and diluted earnings per share	$34,928	$0.85	$40,295	$0.96

(1)Impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$166	$50	$116	$68	$18	$50
Non-cash foreign currency loss related to lease liability	602	181	421	4,384	1,315	3,069
Non-cash write-off of certain Cash America merger related lease intangibles	878	202	676	3,630	835	2,795
Non-cash impairment of certain other assets	—	—	—	1,900	437	1,463
Total adjustments	$1,646	$433	$1,213	$9,982	$2,605	$7,377

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2021	2020	2021		2020
Net income	$33,715	$32,918	$107,376		$154,881
Income taxes	12,556	12,799	36,877		56,604
Depreciation and amortization	10,612	10,674	42,043		42,704
Interest expense	7,230	8,418	28,156		34,083
Interest income	(158)	(185)	(1,513)		(1,036)
EBITDA	63,955	64,624	212,939		287,236
Adjustments:
Merger and acquisition expenses	166	68	1,414		1,685
Non-cash foreign currency loss (gain) related to lease liability	602	4,384	(2,533)		3,791
Loss on extinguishment of debt	—	—	11,737		—
Non-cash write-off of certain Cash America merger related lease intangibles	878	3,630	4,303		3,630
Non-cash impairment of certain other assets	—	1,900	—		1,900
Consumer lending wind-down costs and asset impairments	—	—	109		3,454
Adjusted EBITDA	$65,601	$74,606	$227,969		$301,696

Net Debt Ratio calculation:
Total debt (outstanding principal)			$544,000		$655,519
Less: cash and cash equivalents			(54,641)		(75,464)
Net debt			$489,359		$580,055
Adjusted EBITDA			$227,969		$301,696
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)			2.1	:1	1.9	:1

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of furniture, fixtures, equipment and improvements and net fundings/repayments of loan receivables, which are considered to be operating in nature by the Company but are included in cash flow from investing activities. Adjusted free cash flow is defined as free cash flow adjusted for merger and acquisition expenses paid that management considers to be non-operating in nature.

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Cash flow from operating activities	$69,174	$77,385	$214,053	$237,284
Cash flow from certain investing activities:
Loan receivables, net (1)	42,394	52,279	97,123	44,469
Purchases of furniture, fixtures, equipment and improvements	(9,491)	(10,581)	(36,453)	(45,234)
Free cash flow	102,077	119,083	274,723	236,519
Merger and acquisition expenses paid, net of tax benefit	116	50	1,057	1,222
Adjusted free cash flow	$102,193	$119,133	$275,780	$237,741

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2020 Annual Report on Form 10-K. The impact of current-year fluctuations in gold prices and foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes in the status of legal proceedings previously reported in the Company’s 2020 Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2020 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2020 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2020 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2021, the Company repurchased a total of 84,000 shares of common stock at an aggregate cost of $5.0 million and an average cost per share of $59.06. The Company intends to continue repurchases under its active share repurchase programs, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share program was in effect during the three months ended March 31, 2021 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2021	—	$—	—	$121,827
February 1 through February 28, 2021	84,000	59.06	84,000	116,860
March 1 through March 31, 2021	—	—	—	116,860
Total	84,000	59.06	84,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	Currently active	$100,000	84,000	$4,967	$16,860
January 27, 2021	Currently active	100,000	—	—	100,000
Total			84,000	$4,967	$116,860

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws					X
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 26, 2021	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)