Form 10-Q
period 2021-06-30
FIRSTCASH, INC
filed 2021-07-23
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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

As of July 20, 2021, there were 40,451,966 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments: (1) related to the COVID-19 pandemic, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the timing, availability and efficacy of the COVID-19 vaccines in the jurisdictions in which the Company operates, the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact lending demand and regulations which could adversely affect the Company’s ability to continue to fully operate, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan and retail products, changes in the economic conditions in the United States and Latin America, which potentially could have an impact on discretionary consumer spending or impact demand for pawn loan products, and currency fluctuations, primarily involving the Mexican peso, and (2) discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed subsequently by the Company with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2021	2020	2020
ASSETS
Cash and cash equivalents	$50,061	$70,956	$65,850
Fees and service charges receivable	40,183	30,418	41,110
Pawn loans	312,166	230,383	308,231
Inventories	216,955	179,967	190,352
Income taxes receivable	7,324	4,988	9,634
Prepaid expenses and other current assets	11,698	10,865	9,388
Total current assets	638,387	527,577	624,565

Property and equipment, net	404,283	341,114	373,667
Operating lease right of use asset	299,223	283,063	298,957
Goodwill	1,017,273	929,575	977,381
Intangible assets, net	83,372	84,389	83,651
Other assets	9,406	9,037	9,818
Deferred tax assets	4,489	7,764	4,158
Total assets	$2,456,433	$2,182,519	$2,372,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$103,331	$69,810	$81,917
Customer deposits	44,486	35,439	34,719
Income taxes payable	369	13,230	1,148
Lease liability, current	89,027	83,580	88,622
Total current liabilities	237,213	202,059	206,406

Revolving unsecured credit facilities	163,000	200,000	123,000
Senior unsecured notes	493,303	296,923	492,916
Deferred tax liabilities	75,912	67,842	71,173
Lease liability, non-current	196,189	182,915	194,887
Total liabilities	1,165,617	949,739	1,088,382

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,219,948	1,226,512	1,221,788
Retained earnings	828,040	763,810	789,303
Accumulated other comprehensive loss	(115,790)	(172,150)	(118,432)
Common stock held in treasury, at cost	(641,875)	(585,885)	(609,337)
Total stockholders’ equity	1,290,816	1,232,780	1,283,815
Total liabilities and stockholders’ equity	$2,456,433	$2,182,519	$2,372,197

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Retail merchandise sales	$265,567	$287,400	$537,609	$584,029
Pawn loan fees	109,909	101,990	225,431	244,105
Wholesale scrap jewelry sales	14,102	22,785	34,477	49,156
Consumer loan and credit services fees	—	571	—	1,946
Total revenue	389,578	412,746	797,517	879,236

Cost of revenue:
Cost of retail merchandise sold	153,424	171,511	310,577	356,206
Cost of wholesale scrap jewelry sold	11,932	18,357	29,129	41,204
Consumer loan and credit services loss provision	—	(223)	—	(584)
Total cost of revenue	165,356	189,645	339,706	396,826

Net revenue	224,222	223,101	457,811	482,410

Expenses and other income:
Store operating expenses	139,128	141,051	276,452	294,551
Administrative expenses	27,398	28,386	58,397	61,288
Depreciation and amortization	10,902	10,324	21,514	20,998
Interest expense	7,198	6,974	14,428	15,392
Interest income	(119)	(525)	(277)	(710)
Merger and acquisition expenses	1,086	134	1,252	202
(Gain) loss on foreign exchange	(577)	(614)	(310)	2,071
Write-off of certain Cash America merger related lease intangibles	401	182	1,279	3,812
Impairment of certain other assets	—	—	—	1,900
Total expenses and other income	185,417	185,912	372,735	399,504

Income before income taxes	38,805	37,189	85,076	82,906

Provision for income taxes	10,378	11,316	22,934	24,115

Net income	$28,427	$25,873	$62,142	$58,791

Earnings per share:
Basic	$0.70	$0.62	$1.52	$1.41
Diluted	$0.70	$0.62	$1.52	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$28,427	$25,873	$62,142	$58,791
Other comprehensive income (loss):
Currency translation adjustment	14,977	8,322	2,642	(75,181)
Comprehensive income (loss)	$43,404	$34,195	$64,784	$(16,390)

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,090)	—	—	(73)	5,427	(1,663)
Share-based compensation expense	—	—	3,625	—	—	—	—	3,625
Net income	—	—	—	33,715	—	—	—	33,715
Cash dividends ($0.27 per share)	—	—	—	(11,097)	—	—	—	(11,097)
Currency translation adjustment	—	—	—	—	(12,335)	—	—	(12,335)
Purchases of treasury stock	—	—	—	—	—	84	(4,967)	(4,967)
As of 3/31/2021	49,276	$493	$1,218,323	$811,921	$(130,767)	8,249	$(608,877)	$1,291,093
Share-based compensation expense	—	—	1,625	—	—	—	—	1,625
Net income	—	—	—	28,427	—	—	—	28,427
Cash dividends ($0.30 per share)	—	—	—	(12,308)	—	—	—	(12,308)
Currency translation adjustment	—	—	—	—	14,977	—	—	14,977
Purchases of treasury stock	—	—	—	—	—	452	(32,998)	(32,998)
As of 6/30/2021	49,276	$493	$1,219,948	$828,040	$(115,790)	8,701	$(641,875)	$1,290,816

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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2021	2020
Cash flow from operating activities:
Net income	$62,142	$58,791
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of consumer loan credit loss provision	—	(833)
Share-based compensation expense	5,250	5,250
Depreciation and amortization expense	21,514	20,998
Amortization of debt issuance costs	793	772
Write-off of certain Cash America merger related lease intangibles	1,279	3,812
Impairment of certain other assets	—	1,900
Deferred income taxes, net	4,444	8,557
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	1,369	14,265
Inventories purchased directly from customers, wholesalers or manufacturers	(9,173)	21,143
Prepaid expenses and other assets	(2,107)	271
Accounts payable, accrued liabilities and other liabilities	26,748	4,294
Income taxes	1,490	4,079
Net cash flow provided by operating activities	113,749	143,299
Cash flow from investing activities:
Loan receivables, net (1)	(8,492)	178,279
Purchases of furniture, fixtures, equipment and improvements	(21,025)	(20,476)
Purchases of store real property	(29,096)	(19,596)
Acquisitions of pawn stores, net of cash acquired	(49,334)	(7,764)
Net cash flow (used in) provided by investing activities	(107,947)	130,443
Cash flow from financing activities:
Borrowings from unsecured credit facilities	227,000	143,925
Repayments of unsecured credit facilities	(187,000)	(282,433)
Debt issuance costs paid	—	(134)
Purchases of treasury stock	(36,427)	(80,331)
Payment of withholding taxes on net share settlements of restricted stock awards	(1,663)	(3,327)
Dividends paid	(23,405)	(22,457)
Net cash flow used in financing activities	(21,495)	(244,757)
Effect of exchange rates on cash	(96)	(4,556)
Change in cash and cash equivalents	(15,789)	24,429
Cash and cash equivalents at beginning of the period	65,850	46,527
Cash and cash equivalents at end of the period	$50,061	$70,956

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021. The consolidated financial statements as of June 30, 2021 and 2020, and for the three month and six month periods ended June 30, 2021 and 2020, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Continuing Impact of COVID-19

The COVID-19 pandemic impacted the Company’s business and results of operations in a variety of ways beginning in the second quarter of 2020 and continuing into 2021. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

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

Reclassification

Certain amounts in the consolidated financial statements as of and for the six months ended June 30, 2020 have been reclassified in order to conform to the 2021 presentation.

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

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$28,427	$25,873	$62,142	$58,791

Denominator:
Weighted-average common shares for calculating basic earnings per share	40,754	41,440	40,893	41,676
Effect of dilutive securities:
Stock options and restricted stock unit awards	48	91	36	93
Weighted-average common shares for calculating diluted earnings per share	40,802	41,531	40,929	41,769

Earnings per share:
Basic	$0.70	$0.62	$1.52	$1.41
Diluted	$0.70	$0.62	$1.52	$1.41

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the six months ended June 30, 2021, the Company acquired 28 pawn stores in the U.S. in two separate transactions. The aggregate purchase price for these acquisitions totaled $50.7 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $48.4 million in cash paid at closing and remaining short-term amounts payable to the sellers of approximately $2.3 million.

The purchase price of each of the 2021 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during the six months ended June 30, 2021 is as follows (in thousands):

Pawn loans	$5,658
Pawn loan fees receivable	306
Inventories	5,481
Other current assets	161
Property and equipment	839
Goodwill (1)	38,920
Intangible assets	620
Current liabilities	(1,271)
Aggregate purchase price	$50,714

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2021, revenue from the acquired stores was $3.7 million and the loss from the combined acquisitions since the acquisition dates (including $0.9 million of transaction and integration costs, net of tax) was approximately $0.1 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of June 30, 2021 and 2020 was 4.1 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2021 and 2020 was 6.6% and 7.6%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.7 million and $0.4 million during the three months ended June 30, 2021 and 2020, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2021 and 2020, the Company recognized a foreign currency gain of $0.1 million and a loss of $3.9 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease expense	$31,374	$29,425	$62,439	$60,635
Variable lease expense (1)	3,939	3,403	7,773	6,948
Total operating lease expense	$35,313	$32,828	$70,212	$67,583

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2021 (in thousands):

Six months ending December 31, 2021	$55,118
2022	93,320
2023	73,240
2024	49,834
2025	24,806
Thereafter	29,285
Total	$325,603
Less amount of lease payments representing interest	(40,387)
Total present value of lease payments	$285,216

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$56,570	$56,165
Leased assets obtained in exchange for new operating lease liabilities	$49,209	$46,096

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2021	2020	2020
Revolving unsecured credit facility, maturing 2024 (1)	163,000	200,000	123,000
5.375% senior unsecured notes due 2024 (2)	—	296,923	—
4.625% senior unsecured notes due 2028 (3)	493,303	—	492,916
Total long-term debt	$656,303	$496,923	$615,916

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of June 30, 2020, deferred debt issuance costs of $3.1 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2024 in the accompanying consolidated balance sheets.

(3)As of June 30, 2021 and December 31, 2020, deferred debt issuance costs of $6.7 million and $7.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2021, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of June 30, 2021, the Company had $163.0 million in outstanding borrowings and $3.4 million in outstanding letters of credit under the Credit Facility, leaving $333.6 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2021 was 2.66% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2021. During the six months ended June 30, 2021, the Company received net proceeds of $40.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of June 30, 2021, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2021. At June 30, 2021, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

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

Recurring Fair Value Measurements

As of June 30, 2021, 2020 and December 31, 2020, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

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

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of June 30, 2021, 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,061	$50,061	$50,061	$—	$—
Fees and service charges receivable	40,183	40,183	—	—	40,183
Pawn loans	312,166	312,166	—	—	312,166
	$402,410	$402,410	$50,061	$—	$352,349

Financial liabilities:
Revolving unsecured credit facilities	$163,000	$163,000	$—	$163,000	$—
Senior unsecured notes (outstanding principal)	500,000	521,000	—	521,000	—
	$663,000	$684,000	$—	$684,000	$—

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$70,956	$70,956	$70,956	$—	$—
Fees and service charges receivable	30,418	30,418	—	—	30,418
Pawn loans	230,383	230,383	—	—	230,383
	$331,757	$331,757	$70,956	$—	$260,801

Financial liabilities:
Revolving unsecured credit facilities	$200,000	$200,000	$—	$200,000	$—
Senior unsecured notes (outstanding principal)	300,000	300,000	—	300,000	—
	$500,000	$500,000	$—	$500,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,850	$65,850	$65,850	$—	$—
Fees and service charges receivable	41,110	41,110	—	—	41,110
Pawn loans	308,231	308,231	—	—	308,231
	$415,191	$415,191	$65,850	$—	$349,341

Financial liabilities:
Revolving unsecured credit facilities	$123,000	$123,000	$—	$123,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$623,000	$639,000	$—	$639,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value.

The carrying value of the unsecured credit facilities approximate fair value as of June 30, 2021, 2020 and December 31, 2020. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•U.S. operations
•Latin America operations - includes operations in Mexico, Guatemala, Colombia and El Salvador

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and acquisition expenses, (gain) loss on foreign exchange, write-offs of certain lease intangibles and impairments of certain other assets, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$173,254	$92,313	$—	$265,567
Pawn loan fees	66,942	42,967	—	109,909
Wholesale scrap jewelry sales	6,846	7,256	—	14,102
Total revenue	247,042	142,536	—	389,578

Cost of revenue:
Cost of retail merchandise sold	95,599	57,825	—	153,424
Cost of wholesale scrap jewelry sold	5,387	6,545	—	11,932
Total cost of revenue	100,986	64,370	—	165,356

Net revenue	146,056	78,166	—	224,222

Expenses and other income:
Store operating expenses	93,574	45,554	—	139,128
Administrative expenses	—	—	27,398	27,398
Depreciation and amortization	5,347	4,534	1,021	10,902
Interest expense	—	—	7,198	7,198
Interest income	—	—	(119)	(119)
Merger and acquisition expenses	—	—	1,086	1,086
Gain on foreign exchange	—	—	(577)	(577)
Write-off of certain Cash America merger related lease intangibles	—	—	401	401
Total expenses and other income	98,921	50,088	36,408	185,417

Income (loss) before income taxes	$47,135	$28,078	$(36,408)	$38,805

	Three Months Ended June 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$208,944	$78,456	$—	$287,400
Pawn loan fees	71,900	30,090	—	101,990
Wholesale scrap jewelry sales	9,557	13,228	—	22,785
Consumer loan and credit services fees	571	—	—	571
Total revenue	290,972	121,774	—	412,746

Cost of revenue:
Cost of retail merchandise sold	121,661	49,850	—	171,511
Cost of wholesale scrap jewelry sold	8,432	9,925	—	18,357
Consumer loan and credit services loss provision	(223)	—	—	(223)
Total cost of revenue	129,870	59,775	—	189,645

Net revenue	161,102	61,999	—	223,101

Expenses and other income:
Store operating expenses	103,302	37,749	—	141,051
Administrative expenses	—	—	28,386	28,386
Depreciation and amortization	5,561	3,602	1,161	10,324
Interest expense	—	—	6,974	6,974
Interest income	—	—	(525)	(525)
Merger and acquisition expenses	—	—	134	134
Gain on foreign exchange	—	—	(614)	(614)
Write-off of certain Cash America merger related lease intangibles	—	—	182	182
Total expenses and other income	108,863	41,351	35,698	185,912

Income (loss) before income taxes	$52,239	$20,648	$(35,698)	$37,189

	Six Months Ended June 30, 2021
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$363,211	$174,398	$—	$537,609
Pawn loan fees	143,339	82,092	—	225,431
Wholesale scrap jewelry sales	16,049	18,428	—	34,477
Total revenue	522,599	274,918	—	797,517

Cost of revenue:
Cost of retail merchandise sold	202,129	108,448	—	310,577
Cost of wholesale scrap jewelry sold	12,900	16,229	—	29,129
Total cost of revenue	215,029	124,677	—	339,706

Net revenue	307,570	150,241	—	457,811

Expenses and other income:
Store operating expenses	188,821	87,631	—	276,452
Administrative expenses	—	—	58,397	58,397
Depreciation and amortization	10,729	8,797	1,988	21,514
Interest expense	—	—	14,428	14,428
Interest income	—	—	(277)	(277)
Merger and acquisition expenses	—	—	1,252	1,252
Gain on foreign exchange	—	—	(310)	(310)
Write-off of certain Cash America merger related lease intangibles	—	—	1,279	1,279
Total expenses and other income	199,550	96,428	76,757	372,735

Income (loss) before income taxes	$108,020	$53,813	$(76,757)	$85,076

	Six Months Ended June 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$404,910	$179,119	$—	$584,029
Pawn loan fees	169,757	74,348	—	244,105
Wholesale scrap jewelry sales	25,035	24,121	—	49,156
Consumer loan and credit services fees	1,946	—	—	1,946
Total revenue	601,648	277,588	—	879,236

Cost of revenue:
Cost of retail merchandise sold	241,190	115,016	—	356,206
Cost of wholesale scrap jewelry sold	22,438	18,766	—	41,204
Consumer loan and credit services loss provision	(584)	—	—	(584)
Total cost of revenue	263,044	133,782	—	396,826

Net revenue	338,604	143,806	—	482,410

Expenses and other income:
Store operating expenses	211,008	83,543	—	294,551
Administrative expenses	—	—	61,288	61,288
Depreciation and amortization	10,962	7,665	2,371	20,998
Interest expense	—	—	15,392	15,392
Interest income	—	—	(710)	(710)
Merger and acquisition expenses	—	—	202	202
Loss on foreign exchange	—	—	2,071	2,071
Write-off of certain Cash America merger related lease intangibles	—	—	3,812	3,812
Impairment of certain other assets	—	—	1,900	1,900
Total expenses and other income	221,970	91,208	86,326	399,504

Income (loss) before income taxes	$116,634	$52,598	$(86,326)	$82,906

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

GENERAL

The Company is a leading operator of retail-based pawn stores with over 2,800 store locations in the U.S. and Latin America. The Company’s pawn stores generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. In addition, the stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged as collateral for the pawn loans and held by the Company over the typical 30-day term of the loan plus a stated grace period.

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

OPERATIONS AND LOCATIONS

As of June 30, 2021, the Company had 2,804 store locations composed of 1,071 stores in 24 U.S. states and the District of Columbia, 1,645 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 13 stores in El Salvador.

The following tables detail store count activity:

	Three Months Ended June 30, 2021
	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,046	1,725	2,771
New locations opened	1	11	12
Locations acquired	26	—	26
Consolidation of existing pawn locations (1)	(2)	(3)	(5)
Total locations, end of period	1,071	1,733	2,804

	Six Months Ended June 30, 2021
	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,046	1,702	2,748
New locations opened	1	35	36
Locations acquired	28	—	28
Consolidation of existing pawn locations (1)	(4)	(4)	(8)
Total locations, end of period	1,071	1,733	2,804

(1)Store consolidations were primarily acquired locations over the past four years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2020 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2021.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The COVID-19 pandemic impacted the Company’s business and results of operations in a variety of ways beginning in the second quarter of 2020 and continuing into 2021. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,
	2021	2020	Favorable
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.8	23.0	14%
Three months ended	20.1	23.4	14%
Six months ended	20.2	21.6	6%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.7	—%
Six months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,757	3,759	—%
Three months ended	3,690	3,846	4%
Six months ended	3,622	3,689	2%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. operations segment as of June 30, 2021 compared to June 30, 2020 (dollars in thousands, except as otherwise noted):

	As of June 30,
	2021	2020	Increase
U.S. Operations Segment
Earning assets:
Pawn loans	$203,838	$158,253	29%
Inventories	144,083	120,408	20%
	$347,921	$278,661	25%

Average outstanding pawn loan amount (in ones)	$209	$190	10%

Composition of pawn collateral:
General merchandise	35%	31%
Jewelry	65%	69%
	100%	100%

Composition of inventories:
General merchandise	49%	38%
Jewelry	51%	62%
	100%	100%

Percentage of inventory aged greater than one year	1%	3%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	3.1 times	3.2 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	June 30,
	2021	2020	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$173,254	$208,944	(17)%
Pawn loan fees	66,942	71,900	(7)%
Wholesale scrap jewelry sales	6,846	9,557	(28)%
Consumer loan and credit services fees (1)	—	571	(100)%
Total revenue	247,042	290,972	(15)%

Cost of revenue:
Cost of retail merchandise sold	95,599	121,661	(21)%
Cost of wholesale scrap jewelry sold	5,387	8,432	(36)%
Consumer loan and credit services loss provision (1)	—	(223)	(100)%
Total cost of revenue	100,986	129,870	(22)%

Net revenue	146,056	161,102	(9)%

Segment expenses:
Store operating expenses	93,574	103,302	(9)%
Depreciation and amortization	5,347	5,561	(4)%
Total segment expenses	98,921	108,863	(9)%

Segment pre-tax operating income	$47,135	$52,239	(10)%

Operating metrics:
Retail merchandise sales margin	45%	42%
Wholesale scrap jewelry sales margin	21%	12%
Net revenue margin	59%	55%
Segment pre-tax operating margin	19%	18%

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 17% to $173.3 million during the second quarter of 2021 compared to $208.9 million for the second quarter of 2020. Same-store retail sales decreased 19% in the second quarter of 2021 compared to the second quarter of 2020. The decrease in total and same-store retail sales was primarily due to higher than normal retail sales during the second quarter of 2020 which resulted from the Company’s U.S. stores being designated essential businesses, allowing the stores to remain open when many other non-essential retailers were closed due to the pandemic.

During the second quarter of 2021, the gross profit margin on retail merchandise sales in the U.S. was 45% compared to a margin of 42% during the second quarter of 2020. The increase in retail sales margin was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, which limited the need for normal discounting.

U.S. inventories increased 20% from $120.4 million at June 30, 2020 to $144.1 million at June 30, 2021. The increase was primarily due to lower than normal inventory balances at June 30, 2020 due to the higher than normal retail sales during the second quarter of 2020 as noted above and the pandemic related decline in pawn receivable balances, as noted below, creating less forfeited inventory during the second quarter of 2020. Inventories aged greater than one year in the U.S. were 1% at June 30, 2021 compared to 3% at June 30, 2020.

Pawn Lending Operations

Pawn loan receivables as of June 30, 2021 increased 29% in total and 24% on a same-store basis compared to June 30, 2020. The increase in total and same-store pawn receivables was primarily due to lower than normal pawn receivable balances at June 30, 2020 primarily due to higher redemption rates and less demand for pawn loans during the second quarter of 2020 as a result of the pandemic-driven improved customer liquidity. Pawn loan demand continued to recover during the second quarter of 2021 towards pre-pandemic levels.

U.S. pawn loan fees decreased 7% to $66.9 million during the second quarter of 2021 compared to $71.9 million for the second quarter of 2020. Same-store pawn fees in the second quarter of 2021 decreased 9% compared to the second quarter of 2020. The decline in total and same-store pawn fee revenue is primarily due to higher average loan balances and elevated pawn yields in the second quarter of 2020 due to higher than normal redemptions.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 28% to $6.8 million during the second quarter of 2021 compared to $9.6 million during the second quarter of 2020. The decline in scrap revenue relates primarily to lower scrapping volumes due to lower than normal inventory levels. The scrap jewelry gross profit margin in the U.S. was 21% compared to the prior-year margin of 12%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the second quarter of 2021 compared to 2020.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 9% to $93.6 million during the second quarter of 2021 compared to $103.3 million during the second quarter of 2020 and same-store operating expenses decreased 11% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to cost saving initiatives in response to COVID-19.

The U.S. segment pre-tax operating income for the second quarter of 2021 was $47.1 million, which generated a pre-tax segment operating margin of 19% compared to $52.2 million and 18% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected pandemic-driven decreases in gross profit from retail sales and pawn fee revenue, partially offset by an increase in gross profit from scrap sales and a decrease in operating expenses. The increase in the pre-tax segment operating margin was primarily due to increased retail sales margins and a decrease in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 benefited from a 14% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2021 compared to June 30, 2020 benefited from a 14% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of June 30, 2021 compared to June 30, 2020 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,
	As of June 30,			2021	Increase
	2021	2020	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$108,328	$72,130	50%	$94,098	30%
Inventories	72,872	59,559	22%	63,300	6%
	$181,200	$131,689	38%	$157,398	20%

Average outstanding pawn loan amount (in ones)	$80	$59	36%	$69	17%

Composition of pawn collateral:
General merchandise	67%	66%
Jewelry	33%	34%
	100%	100%

Composition of inventories:
General merchandise	64%	61%
Jewelry	36%	39%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.4 times	3.9 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$92,313	$78,456	18%	$79,905	2%
Pawn loan fees	42,967	30,090	43%	37,175	24%
Wholesale scrap jewelry sales	7,256	13,228	(45)%	7,256	(45)%
Total revenue	142,536	121,774	17%	124,336	2%

Cost of revenue:
Cost of retail merchandise sold	57,825	49,850	16%	50,076	—%
Cost of wholesale scrap jewelry sold	6,545	9,925	(34)%	5,645	(43)%
Total cost of revenue	64,370	59,775	8%	55,721	(7)%

Net revenue	78,166	61,999	26%	68,615	11%

Segment expenses:
Store operating expenses	45,554	37,749	21%	39,793	5%
Depreciation and amortization	4,534	3,602	26%	3,995	11%
Total segment expenses	50,088	41,351	21%	43,788	6%

Segment pre-tax operating income	$28,078	$20,648	36%	$24,827	20%

Operating metrics:
Retail merchandise sales margin	37%	36%		37%
Wholesale scrap jewelry sales margin	10%	25%		22%
Net revenue margin	55%	51%		55%
Segment pre-tax operating margin	20%	17%		20%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 18% (2% on a constant currency basis) to $92.3 million during the second quarter of 2021 compared to $78.5 million for the second quarter of 2020. Same-store retail sales increased 16% (1% on a constant currency basis) during the second quarter of 2021 compared to the second quarter of 2020. The increase was primarily due to the prohibition of all retail sales in Mexico during the last three weeks of May 2020 and store closures in certain markets during the second quarter of 2020 as a result of COVID-19 government imposed regulations coupled with additional revenue contributions from new store openings and partially offset by lower than normal inventory levels in the second quarter of 2021.

The gross profit margin on retail merchandise sales was 37% during the second quarter of 2021 compared to 36% during the second quarter of 2020.

Inventories in Latin America increased 22% (6% on a constant currency basis) from $59.6 million at June 30, 2020 to $72.9 million at June 30, 2021. The increase in inventories was primarily due to an increase in pawn loan receivables generating more inventory from forfeited pawn loans and increased buying of merchandise directly from customers compared to the prior-year quarter. The growth in inventory typically lags the growth in pawn loan receivables. Inventories aged greater than one year in Latin America were 1% at June 30, 2021 and 2% at June 30, 2020.

Pawn Lending Operations

Pawn loan fees in Latin America increased 43% (24% on a constant currency basis), totaling $43.0 million during the second quarter of 2021 compared to $30.1 million for the second quarter of 2020. Same-store pawn fees increased 42% (23% on a constant currency basis) in the second quarter of 2021 compared to the second quarter of 2020. Pawn loan receivables increased 50% (30% on a constant currency basis) as of June 30, 2021 compared to June 30, 2020 on both a total and same-store basis. The increase in total and same-store constant currency pawn receivables and resulting pawn loan fees was primarily due to the increased pawn loan originations during the second quarter of 2021.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 45% (also 45% on a constant currency basis) to $7.3 million during the second quarter of 2021 compared to $13.2 million during the second quarter of 2020. The decrease was primarily due to an increase in general scrapping volumes during the second quarter of 2020 as a result of retail restrictions related to COVID-19. The scrap jewelry gross profit margin in Latin America was 10% (22% on a constant currency basis) during the second quarter of 2021 compared to the prior-year margin of 25%.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 21% (5% on a constant currency basis) to $45.6 million during the second quarter of 2021 compared to $37.7 million during the second quarter of 2020. Currency adjusted store operating expenses increased primarily due to the 2% increase in the Latin America weighted-average store count. Same-store operating expenses increased 19% (4% on a constant currency basis).

Latin America store depreciation and amortization increased 26% (11% on a constant currency basis) to $4.5 million during the second quarter of 2021 compared to $3.6 million during the second quarter of 2020, primarily due to the increase in the store count.

The segment pre-tax operating income for the second quarter of 2021 was $28.1 million, which generated a pre-tax segment operating margin of 20% compared to $20.6 million and 17% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily due to an increase in pawn loan fees and a 14% favorable change in the average value of the Mexican peso, partially offset by an increase in store operating expenses and depreciation expense.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$47,135	$52,239	(10)%
Latin America operations	28,078	20,648	36%
Consolidated segment pre-tax operating income	75,213	72,887	3%

Corporate expenses and other income:
Administrative expenses	27,398	28,386	(3)%
Depreciation and amortization	1,021	1,161	(12)%
Interest expense	7,198	6,974	3%
Interest income	(119)	(525)	(77)%
Merger and acquisition expenses	1,086	134	710%
Gain on foreign exchange	(577)	(614)	(6)%
Write-off of certain Cash America merger related lease intangibles	401	182	120%
Total corporate expenses and other income	36,408	35,698	2%

Income before income taxes	38,805	37,189	4%

Provision for income taxes	10,378	11,316	(8)%

Net income	$28,427	$25,873	10%

Corporate Expenses and Taxes

Administrative expenses decreased 3% to $27.4 million during the second quarter of 2021 compared to $28.4 million in the second quarter of 2020, primarily due to reduced travel costs and other cost saving initiatives in response to COVID-19, partially offset by a 14% favorable change in the average value of the Mexican peso resulting in higher U.S. dollar translated expenses and a 2% increase in the consolidated weighted-average store count. Administrative expenses were 7% of revenue during both the second quarter of 2021 and 2020.

Interest expense increased 3% to $7.2 million during the second quarter of 2021 compared to $7.0 million in the second quarter of 2020, primarily due to an increase in the Company’s outstanding senior unsecured notes, partially offset by lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the second quarter of 2021 compared to the second quarter of 2020. See Note 5 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased to $1.1 million during second quarter of 2021 compared to $0.1 million in the second quarter of 2020, primarily as a result of a 26-store acquisition completed during the second quarter of 2021.

Consolidated effective income tax rates for the second quarter of 2021 and 2020 were 26.7% and 30.4%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the global intangible low-taxed income tax (“GILTI”) provisions for foreign operations in the U.S. federal tax code, which essentially eliminated the impact of the incremental GILTI tax on the Company.

Operating Results for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

U.S. Operations Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Six Months Ended
	June 30,
	2021	2020	Decrease
U.S. Operations Segment
Revenue:
Retail merchandise sales	$363,211	$404,910	(10)%
Pawn loan fees	143,339	169,757	(16)%
Wholesale scrap jewelry sales	16,049	25,035	(36)%
Consumer loan and credit services fees (1)	—	1,946	(100)%
Total revenue	522,599	601,648	(13)%

Cost of revenue:
Cost of retail merchandise sold	202,129	241,190	(16)%
Cost of wholesale scrap jewelry sold	12,900	22,438	(43)%
Consumer loan and credit services loss provision (1)	—	(584)	(100)%
Total cost of revenue	215,029	263,044	(18)%

Net revenue	307,570	338,604	(9)%

Segment expenses:
Store operating expenses	188,821	211,008	(11)%
Depreciation and amortization	10,729	10,962	(2)%
Total segment expenses	199,550	221,970	(10)%

Segment pre-tax operating income	$108,020	$116,634	(7)%

Operating metrics:
Retail merchandise sales margin	44%	40%
Wholesale scrap jewelry sales margin	20%	10%
Net revenue margin	59%	56%
Segment pre-tax operating margin	21%	19%

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 10% to $363.2 million during the six months ended June 30, 2021 compared to $404.9 million for the six months ended June 30, 2020. Same-store retail sales decreased 12% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in total and same-store retail sales was primarily due to higher than normal retail sales during the second quarter of 2020, as noted in the quarter-to-date section above.

During the six months ended June 30, 2021, the gross profit margin on retail merchandise sales in the U.S. was 44% compared to a margin of 40% during the six months ended June 30, 2020. The increase in margin was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, which limited the need for normal discounting.

Pawn Lending Operations

U.S. pawn loan fees decreased 16%, totaling $143.3 million during the six months ended June 30, 2021 compared to $169.8 million for the six months ended June 30, 2020. Same-store pawn fees decreased 17% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decline in total and same-store pawn loan fees was primarily due to the significantly lower than normal beginning pawn loan levels and reduced origination activity during the first quarter of 2021 as a result of improved customer liquidity due to the two additional government stimulus payments made during the quarter, partially offset by the continued recovery in pawn loan demand towards pre-pandemic levels during the second quarter of 2021.

Wholesale Scrap Jewelry Operations

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 36% to $16.0 million during the six months ended June 30, 2021 compared to $25.0 million during the six months ended June 30, 2020. The decline in scrap revenue relates primarily to lower scrapping volumes due to lower than normal inventory levels. The scrap jewelry gross profit margin in the U.S. was 20% compared to the prior-year margin of 10%, with the increase in scrap margin primarily due to an increase in the average selling price of gold during the six months ended June 30, 2021 compared to 2020.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 11% to $188.8 million during the six months ended June 30, 2021 compared to $211.0 million during the six months ended June 30, 2020 and same-store operating expenses decreased 12% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to cost saving initiatives in response to COVID-19.

The U.S. segment pre-tax operating income for the six months ended June 30, 2021 was $108.0 million, which generated a pre-tax segment operating margin of 21% compared to $116.6 million and 19% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected decreases in gross profit from retail sales, pawn fee revenue and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations in 2020, partially offset by an increase in gross profit from scrap sales and a decrease in operating expenses. The increase in the pre-tax segment operating margin was primarily due to increased retail sales margins and a decrease in operating expenses.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 benefited from a 6% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$174,398	$179,119	(3)%	$163,529	(9)%
Pawn loan fees	82,092	74,348	10%	76,951	4%
Wholesale scrap jewelry sales	18,428	24,121	(24)%	18,428	(24)%
Total revenue	274,918	277,588	(1)%	258,908	(7)%

Cost of revenue:
Cost of retail merchandise sold	108,448	115,016	(6)%	101,709	(12)%
Cost of wholesale scrap jewelry sold	16,229	18,766	(14)%	15,210	(19)%
Total cost of revenue	124,677	133,782	(7)%	116,919	(13)%

Net revenue	150,241	143,806	4%	141,989	(1)%

Segment expenses:
Store operating expenses	87,631	83,543	5%	82,513	(1)%
Depreciation and amortization	8,797	7,665	15%	8,310	8%
Total segment expenses	96,428	91,208	6%	90,823	—%

Segment pre-tax operating income	$53,813	$52,598	2%	$51,166	(3)%

Operating metrics:
Retail merchandise sales margin	38%	36%		38%
Wholesale scrap jewelry sales margin	12%	22%		17%
Net revenue margin	55%	52%		55%
Segment pre-tax operating margin	20%	19%		20%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 3% (9% on a constant currency basis) to $174.4 million during the six months ended June 30, 2021 compared to $179.1 million for the six months ended June 30, 2020. Same-store retail sales decreased 5% (11% on a constant currency basis) during the six months ended June 30, 2021 compared to six months ended June 30, 2020. The decrease in retail sales was primarily a result of significantly lower than normal inventory levels at the beginning of 2021, which limited retail sales during first half of 2021, partially offset by the government imposed COVID-19 retail restrictions discussed above, which limited retail sales during the second quarter of 2020. Partially offsetting the declines in retail sales revenue, the gross profit margin on retail merchandise sales was 38% during the six months ended June 30, 2021 compared to 36% during the six months ended June 30, 2020.

Pawn Lending Operations

Pawn loan fees in Latin America increased 10% (4% on a constant currency basis) totaling $82.1 million during the six months ended June 30, 2021 compared to $74.3 million for the six months ended June 30, 2020. Same-store pawn fees increased 9% (2% on a constant currency basis) during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued improvement of pawn loan origination activity during the first half of 2021, partially offset by significantly lower than normal beginning pawn loan levels.

Wholesale Scrap Jewelry Operations

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, decreased 24% (also 24% on a constant currency basis) to $18.4 million during the six months ended June 30, 2021 compared to $24.1 million during the six months ended June 30, 2020. The decrease was primarily due to an increase in general scrapping volumes during the six months ended June 30, 2020 as a result of retail restrictions related to COVID-19. The scrap jewelry gross profit margin in Latin America was 12% (17% on a constant currency basis) during the six months ended June 30, 2021 compared to the prior-year margin of 22%.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 5% (decreased 1% on a constant currency basis) to $87.6 million during the six months ended June 30, 2021 compared to $83.5 million during the six months ended June 30, 2020. Total store operating expenses increased primarily due to the 3% increase in the Latin America weighted-average store count. Same-store operating expenses increased 2% (decreased 4% on a constant currency basis) compared to the prior-year period.

Latin America store depreciation and amortization increased 15% (8% on a constant currency basis) to $8.8 million during the six months ended June 30, 2021 compared to $7.7 million during the six months ended June 30, 2020, primarily due to the increase in the store count.

The segment pre-tax operating income for the six months ended June 30, 2021 was $53.8 million, which generated a pre-tax segment operating margin of 20% compared to $52.6 million and 19% in the prior year, respectively.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$108,020	$116,634	(7)%
Latin America operations	53,813	52,598	2%
Consolidated segment pre-tax operating income	161,833	169,232	(4)%

Corporate expenses and other income:
Administrative expenses	58,397	61,288	(5)%
Depreciation and amortization	1,988	2,371	(16)%
Interest expense	14,428	15,392	(6)%
Interest income	(277)	(710)	(61)%
Merger and acquisition expenses	1,252	202	520%
(Gain) loss on foreign exchange	(310)	2,071	115%
Write-off of certain Cash America merger related lease intangibles	1,279	3,812	(66)%
Impairment of certain other assets	—	1,900	(100)%
Total corporate expenses and other income	76,757	86,326	(11)%

Income before income taxes	85,076	82,906	3%

Provision for income taxes	22,934	24,115	(5)%

Net income	$62,142	$58,791	6%

Corporate Expenses and Taxes

Administrative expenses decreased 5% to $58.4 million during the six months ended June 30, 2021 compared to $61.3 million during the six months ended June 30, 2020, primarily due to reduced travel costs and other cost saving initiatives in response to COVID-19, partially offset by a 6% favorable change in the average value of the Mexican peso resulting in higher U.S. dollar translated expenses and a 2% increase in the consolidated weighted-average store count. Administrative expenses were 7% of revenue during both the six months ended June 30, 2021 and 2020.

Interest expense decreased 6% to $14.4 million during the six months ended June 30, 2021 compared to $15.4 million for the six months ended June 30, 2020, primarily due to lower average balances outstanding on the Company’s unsecured credit facilities and lower average interest rates during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, partially offset by an increase in the Company’s outstanding senior unsecured notes. See Note 5 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased to $1.3 million during the six months ended June 30, 2021 compared to $0.2 million for the six months ended June 30, 2020, primarily as a result of a 26-store acquisition completed during the second quarter of 2021.

Gain on foreign exchange increased 115% to $0.3 million during the six months ended June 30, 2021 compared to a loss of $2.1 million in the six months ended June 30, 2020, as a result of fluctuations in foreign exchange rates.

During the six months ended June 30, 2021, the Company recorded a $1.3 million write-off of certain Cash America merger related lease intangibles compared to a $3.8 million write-off of certain Cash America merger related lease intangibles during the six months ended June 30, 2020. The Company also recorded a $1.9 million impairment related to a non-operating asset during the first quarter of 2020.

Consolidated effective income tax rates for the six months ended June 30, 2021 and 2020 were 27.0% and 29.1%, respectively. The decrease in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the GILTI provisions for foreign operations in the U.S. federal tax code as noted in the quarter-to-date section above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, the Company’s primary sources of liquidity were $50.1 million in cash and cash equivalents, $363.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants, $352.3 million in customer loans and fees and service charges receivable and $217.0 million in inventories. See Note 5 of Notes to Consolidated Financial Statements. The Company had working capital of $401.2 million as of June 30, 2021.

The Company intends to continue expansion through new store openings, primarily in Latin America, and through opportunistic acquisitions both in the U.S. and Latin America. Additionally, as opportunities arise at reasonable valuations, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions.

In July 2021, the Company’s Board of Directors declared a $0.30 per share third quarter cash dividend on common shares outstanding, or an aggregate of $12.2 million based on the June 30, 2021 share count, which will be paid on August 27, 2021 to stockholders of record as of August 13, 2021. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors, including the impact of COVID-19.

During the six months ended June 30, 2021, the Company repurchased a total of 536,000 shares of common stock at an aggregate cost of $38.0 million and an average cost per share of $70.87, and during the six months ended June 30, 2020, repurchased 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84. The Company has approximately $83.9 million of remaining availability under its currently authorized stock repurchase program. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

Cash Flows

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flow provided by operating activities	$113,749	$143,299
Cash flow (used in) provided by investing activities	$(107,947)	$130,443
Cash flow used in financing activities	$(21,495)	$(244,757)

	As of June 30,
	2021	2020
Working capital	$401,174	$325,518
Current ratio	2.7:1	2.6:1
Liabilities to equity ratio	0.9:1	0.8:1
Net Debt Ratio (1)	2.6:1	1.5:1

(1)Adjusted EBITDA, a component of the Net Debt Ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the Net Debt Ratio.

Net cash provided by operating activities decreased $29.6 million, or 21%, from $143.3 million for the six months ended June 30, 2020 to $113.7 million for the six months ended June 30, 2021 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $3.4 million.

Net cash used in investing activities increased $238.4 million, or 183%, from net cash provided by investing activities of $130.4 million for the six months ended June 30, 2020 to net cash used in investing activities of $107.9 million for the six months ended June 30, 2021. Cash flows from investing activities included funding of pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to net fundings/repayments of pawn loans are included in investing activities. The Company paid $49.3 million in cash related to current and prior-year store acquisitions, $21.0 million for furniture, fixtures, equipment and improvements and $29.1 million for discretionary store real property purchases during the six months ended June 30, 2021 compared to $7.8 million, $20.5 million and $19.6 million in the prior-year period, respectively. The Company funded a net increase in pawn loans of $8.5 million during the six months ended June 30, 2021 whereas the Company received funds from a net decrease in pawn loans of $178.3 million during the six months ended June 30, 2020.

Net cash used in financing activities decreased $223.3 million, or 91%, from $244.8 million for the six months ended June 30, 2020 to $21.5 million for the six months ended June 30, 2021. Net borrowings on the credit facilities were $40.0 million during the six months ended June 30, 2021 compared to net payments of $138.5 million during the six months ended June 30, 2020. The Company funded $36.4 million worth of share repurchases and paid dividends of $23.4 million during the six months ended June 30, 2021, compared to funding $80.3 million worth of share repurchases and dividends paid of $22.5 million during the six months ended June 30, 2020. In addition, the Company paid $1.7 million in withholding taxes on net share settlements of restricted stock awards during the six months ended June 30, 2021 compared to $3.3 million during the six months ended June 30, 2020.

The continued developments and fluidity of the COVID-19 pandemic make it difficult to predict the impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. Other factors such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its credit facilities under current leverage covenants.

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

In January 2021, the Illinois General Assembly passed the Predatory Loan Prevention Act (“PLPA”) that caps annual effective interest rates at 36% on most consumer loans, including payday and car title loans. On March 23, 2021, the governor of Illinois signed the PLPA into law, making it effective immediately. The Company does not believe the PLPA applies to collateralized pawn loans. The Company had 25 pawn stores located in Illinois as of June 30, 2021.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$28,427	$0.70	$25,873	$0.62	$62,142	$1.52	$58,791	$1.41
Adjustments, net of tax:
Merger and acquisition expenses	826	0.02	96	—	942	0.02	146	—
Non-cash foreign currency (gain) loss related to lease liability	(524)	(0.02)	(308)	—	(103)	—	2,761	0.07
Non-cash write-off of certain Cash America merger related lease intangibles	309	0.01	140	—	985	0.02	2,935	0.07
Non-cash impairment of certain other assets (1)	—	—	—	—	—	—	1,463	0.04
Consumer lending wind-down costs and asset impairments	—	—	71	—	—	—	71	—
Adjusted net income and diluted earnings per share	$29,038	$0.71	$25,872	$0.62	$63,966	$1.56	$66,167	$1.59

(1)Impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$1,086	$260	$826	$134	$38	$96
Non-cash foreign currency gain related to lease liability	(749)	(225)	(524)	(440)	(132)	(308)
Non-cash write-off of certain Cash America merger related lease intangibles	401	92	309	182	42	140
Consumer lending wind-down costs and asset impairments	—	—	—	92	21	71
Total adjustments	$738	$127	$611	$(32)	$(31)	$(1)

	Six Months Ended June 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$1,252	$310	$942	$202	$56	$146
Non-cash foreign currency (gain) loss related to lease liability	(147)	(44)	(103)	3,944	1,183	2,761
Non-cash write-off of certain Cash America merger related lease intangibles	1,279	294	985	3,812	877	2,935
Non-cash impairment of certain other assets	—	—	—	1,900	437	1,463
Consumer lending wind-down costs and asset impairments	—	—	—	92	21	71
Total adjustments	$2,384	$560	$1,824	$9,950	$2,574	$7,376

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021		2020
Net income	$28,427	$25,873	$62,142	$58,791	$109,930		$147,706
Income taxes	10,378	11,316	22,934	24,115	35,939		55,682
Depreciation and amortization	10,902	10,324	21,514	20,998	42,621		42,518
Interest expense	7,198	6,974	14,428	15,392	28,380		32,509
Interest income	(119)	(525)	(277)	(710)	(1,107)		(1,406)
EBITDA	56,786	53,962	120,741	118,586	215,763		277,009
Adjustments:
Merger and acquisition expenses	1,086	134	1,252	202	2,366		1,263
Non-cash foreign currency (gain) loss related to lease liability	(749)	(440)	(147)	3,944	(2,842)		3,546
Loss on extinguishment of debt	—	—	—	—	11,737		—
Non-cash write-off of certain Cash America merger related lease intangibles	401	182	1,279	3,812	4,522		3,812
Non-cash impairment of certain other assets	—	—	—	1,900	—		1,900
Consumer lending wind-down costs and asset impairments	—	92	—	92	17		1,002
Adjusted EBITDA	$57,524	$53,930	$123,125	$128,536	$231,563		$288,532

Net Debt Ratio calculation:
Total debt (outstanding principal)					$663,000		$500,000
Less: cash and cash equivalents					(50,061)		(70,956)
Net debt					$612,939		$429,044
Adjusted EBITDA					$231,563		$288,532
Net Debt Ratio (Net Debt divided by Adjusted EBITDA)					2.6	:1	1.5	:1

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Cash flow from operating activities	$44,575	$65,914	$113,749	$143,299	$192,714	$268,922
Cash flow from certain investing activities:
Loan receivables, net (1)	(50,886)	126,000	(8,492)	178,279	(79,763)	193,111
Purchases of furniture, fixtures, equipment and improvements	(11,534)	(9,895)	(21,025)	(20,476)	(38,092)	(41,883)
Free cash flow	(17,845)	182,019	84,232	301,102	74,859	420,150
Merger and acquisition expenses paid, net of tax benefit	826	96	942	146	1,787	892
Adjusted free cash flow	$(17,019)	$182,115	$85,174	$301,248	$76,646	$421,042

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2021, the Company repurchased a total of 536,000 shares of common stock at an aggregate cost of $38.0 million and an average cost per share of $70.87. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended June 30, 2021 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
April 1 through April 30, 2021	182,000	$71.89	182,000	$103,768
May 1 through May 31, 2021	249,000	73.60	249,000	85,453
June 1 through June 30, 2021	21,000	76.90	21,000	83,862
Total	452,000	73.06	452,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the six months ended June 30, 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	May 4, 2021	$100,000	318,000	$21,827	$—
January 27, 2021	Currently active	100,000	218,000	16,138	83,862
Total			536,000	$37,965	$83,862

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Bylaws	10-Q	001-10960	3.3	04/26/2021
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 23, 2021	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)