Form 10-Q
period 2021-09-30
FIRSTCASH, INC
filed 2021-10-25
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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

As of October 19, 2021, there were 40,433,427 shares of common stock outstanding.

FIRSTCASH, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, the risks, uncertainties and regulatory developments: (1) related to the COVID-19 pandemic, including the unknown duration and severity of the COVID-19 pandemic, and the impact of governmental responses that have been, and may in the future be, imposed in response to the pandemic, and (2) discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed subsequently by the Company with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2021	2020	2020
ASSETS
Cash and cash equivalents	$49,907	$78,844	$65,850
Fees and service charges receivable	43,492	36,423	41,110
Pawn loans	348,993	270,619	308,231
Inventories	254,260	168,664	190,352
Income taxes receivable	4,791	7,534	9,634
Prepaid expenses and other current assets	10,002	10,647	9,388
Total current assets	711,445	572,731	624,565

Property and equipment, net	411,042	341,827	373,667
Operating lease right of use asset	300,040	289,175	298,957
Goodwill	1,014,052	932,329	977,381
Intangible assets, net	83,019	83,837	83,651
Other assets	8,413	9,087	9,818
Deferred tax assets	5,472	6,509	4,158
Total assets	$2,533,483	$2,235,495	$2,372,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$87,629	$79,979	$81,917
Customer deposits	46,702	36,189	34,719
Income taxes payable	522	183	1,148
Lease liability, current	89,502	84,970	88,622
Total current liabilities	224,355	201,321	206,406

Revolving unsecured credit facilities	246,000	40,000	123,000
Senior unsecured notes	493,499	492,775	492,916
Deferred tax liabilities	78,191	69,261	71,173
Lease liability, non-current	197,618	188,212	194,887
Total liabilities	1,239,663	991,569	1,088,382

Stockholders’ equity:
Common stock	493	493	493
Additional paid-in capital	1,222,432	1,226,512	1,221,788
Retained earnings	849,438	767,683	789,303
Accumulated other comprehensive loss	(125,761)	(164,877)	(118,432)
Common stock held in treasury, at cost	(652,782)	(585,885)	(609,337)
Total stockholders’ equity	1,293,820	1,243,926	1,283,815
Total liabilities and stockholders’ equity	$2,533,483	$2,235,495	$2,372,197

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Retail merchandise sales	$268,726	$234,982	$806,335	$819,011
Pawn loan fees	121,365	99,570	346,796	343,675
Wholesale scrap jewelry sales	9,583	25,281	44,060	74,437
Consumer loan and credit services fees	—	57	—	2,003
Total revenue	399,674	359,890	1,197,191	1,239,126

Cost of revenue:
Cost of retail merchandise sold	158,057	137,230	468,634	493,436
Cost of wholesale scrap jewelry sold	8,528	19,818	37,657	61,022
Consumer loan and credit services loss provision	—	104	—	(480)
Total cost of revenue	166,585	157,152	506,291	553,978

Net revenue	233,089	202,738	690,900	685,148

Expenses and other income:
Store operating expenses	138,619	132,061	415,071	426,612
Administrative expenses	30,208	24,354	88,605	85,642
Depreciation and amortization	11,217	10,426	32,731	31,424
Interest expense	7,961	6,561	22,389	21,953
Interest income	(143)	(499)	(420)	(1,209)
Merger and acquisition expenses	12	7	1,264	209
Loss (gain) on foreign exchange	558	(432)	248	1,639
Write-off of certain Cash America merger related lease intangibles	361	837	1,640	4,649
Loss on extinguishment of debt	—	11,737	—	11,737
Impairment of certain other assets	—	—	—	1,900
Total expenses and other income	188,793	185,052	561,528	584,556

Income before income taxes	44,296	17,686	129,372	100,592

Provision for income taxes	10,900	2,624	33,834	26,739

Net income	$33,396	$15,062	$95,538	$73,853

Earnings per share:
Basic	$0.83	$0.36	$2.34	$1.78
Diluted	$0.82	$0.36	$2.34	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$33,396	$15,062	$95,538	$73,853
Other comprehensive income:
Currency translation adjustment	(9,971)	7,273	(7,329)	(67,908)
Comprehensive income	$23,425	$22,335	$88,209	$5,945

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,090)	—	—	(73)	5,427	(1,663)
Share-based compensation expense	—	—	3,625	—	—	—	—	3,625
Net income	—	—	—	33,715	—	—	—	33,715
Cash dividends ($0.27 per share)	—	—	—	(11,097)	—	—	—	(11,097)
Currency translation adjustment	—	—	—	—	(12,335)	—	—	(12,335)
Purchases of treasury stock	—	—	—	—	—	84	(4,967)	(4,967)
As of 3/31/2021	49,276	$493	$1,218,323	$811,921	$(130,767)	8,249	$(608,877)	$1,291,093
Share-based compensation expense	—	—	1,625	—	—	—	—	1,625
Net income	—	—	—	28,427	—	—	—	28,427
Cash dividends ($0.30 per share)	—	—	—	(12,308)	—	—	—	(12,308)
Currency translation adjustment	—	—	—	—	14,977	—	—	14,977
Purchases of treasury stock	—	—	—	—	—	452	(32,998)	(32,998)
As of 6/30/2021	49,276	$493	$1,219,948	$828,040	$(115,790)	8,701	$(641,875)	$1,290,816
Exercise of stock options	—	—	(358)	—	—	(10)	738	380
Share-based compensation expense	—	—	2,842	—	—	—	—	2,842
Net income	—	—	—	33,396	—	—	—	33,396
Cash dividends ($0.30 per share)	—	—	—	(11,998)	—	—	—	(11,998)
Currency translation adjustment	—	—	—	—	(9,971)	—	—	(9,971)
Purchases of treasury stock	—	—	—	—	—	152	(11,645)	(11,645)
As of 9/30/2021	49,276	$493	$1,222,432	$849,438	$(125,761)	8,843	$(652,782)	$1,293,820

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

FIRSTCASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2021	2020
Cash flow from operating activities:
Net income	$95,538	$73,853
Adjustments to reconcile net income to net cash flow provided by operating activities:
Non-cash portion of consumer loan credit loss provision	—	(829)
Share-based compensation expense	8,092	5,250
Depreciation and amortization expense	32,731	31,424
Amortization of debt issuance costs	1,223	1,219
Write-off of certain Cash America merger related lease intangibles	1,640	4,649
Loss on extinguishment of debt	—	11,737
Impairment of certain other assets	—	1,900
Deferred income taxes, net	5,622	11,401
Changes in operating assets and liabilities, net of business combinations:
Fees and service charges receivable	(2,302)	8,291
Inventories purchased directly from customers, wholesalers or manufacturers	(25,592)	26,628
Prepaid expenses and other assets	229	75
Accounts payable, accrued liabilities and other liabilities	16,538	12,971
Income taxes	4,131	(11,203)
Net cash flow provided by operating activities	137,850	177,366
Cash flow from investing activities:
Loan receivables, net	(70,637)	145,930
Purchases of furniture, fixtures, equipment and improvements	(31,608)	(27,853)
Purchases of store real property	(38,256)	(20,946)
Acquisitions of pawn stores, net of cash acquired	(49,434)	(9,340)
Net cash flow (used in) provided by investing activities	(189,935)	87,791
Cash flow from financing activities:
Borrowings from unsecured credit facilities	338,000	221,925
Repayments of unsecured credit facilities	(215,000)	(520,433)
Issuance of senior unsecured notes due 2028	—	500,000
Redemption of senior unsecured notes due 2024	—	(300,000)
Redemption premium and other redemption costs on senior unsecured notes due 2024	—	(8,781)
Debt issuance costs paid	—	(5,285)
Purchases of treasury stock	(49,610)	(80,331)
Proceeds from exercise of stock options	380	—
Payment of withholding taxes on net share settlements of restricted stock awards	(1,663)	(3,327)
Dividends paid	(35,403)	(33,646)
Net cash flow provided by (used in) financing activities	36,704	(229,878)
Effect of exchange rates on cash	(562)	(2,962)
Change in cash and cash equivalents	(15,943)	32,317
Cash and cash equivalents at beginning of the period	65,850	46,527
Cash and cash equivalents at end of the period	$49,907	$78,844

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2021. The consolidated financial statements as of September 30, 2021 and 2020, and for the three month and nine month periods ended September 30, 2021 and 2020, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year.

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

Continuing Impact of COVID-19

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

Use of Estimates

The preparation of interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties which may cause actual results to differ materially from the Company’s estimates.

Reclassification

Certain amounts in the consolidated statements of income and consolidated statements of cash flows for the nine months ended September 30, 2020 have been reclassified in order to conform to the 2021 presentation.

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

In August 2021, the Financial Accounting Standards Board issued ASU No 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures About Acquired and Disposed Businesses, and No.33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants” (“ASU 2021-06”). ASU 2021-06 amends certain SEC disclosure guidance that is included in the accounting standards codification to reflect the SEC’s recent issuance of rules intended to modernize and streamline disclosure requirements. The Company adopted ASU 2021-06 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$33,396	$15,062	$95,538	$73,853

Denominator:
Weighted-average common shares for calculating basic earnings per share	40,453	41,440	40,745	41,597
Effect of dilutive securities:
Stock options and restricted stock unit awards	63	96	44	94
Weighted-average common shares for calculating diluted earnings per share	40,516	41,536	40,789	41,691

Earnings per share:
Basic	$0.83	$0.36	$2.34	$1.78
Diluted	$0.82	$0.36	$2.34	$1.77

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the nine months ended September 30, 2021, the Company acquired 28 pawn stores in the U.S. in two separate transactions. The aggregate purchase price for these acquisitions totaled $50.7 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $48.5 million in cash paid at closing and remaining short-term amounts payable to the sellers of approximately $2.2 million.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price for these individually immaterial acquisitions during the nine months ended September 30, 2021 is as follows (in thousands):

Pawn loans	$5,658
Pawn loan fees receivable	306
Inventories	5,481
Other current assets	161
Property and equipment	839
Goodwill (1)	38,920
Intangible assets	620
Current liabilities	(1,271)
Aggregate purchase price	$50,714

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During the nine months ended September 30, 2021, revenue from the acquired stores was $11.1 million and the earnings from the combined acquisitions since the acquisition dates (including $1.0 million of transaction and integration costs, net of tax) was approximately $1.4 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of September 30, 2021 and 2020 was 4.1 years.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2021 and 2020 was 6.4% and 7.2%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.5 million and a gain of $0.4 million during the three months ended September 30, 2021 and 2020, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2021 and 2020, the Company recognized a foreign currency loss of $0.4 million and $3.5 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in store operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease expense	$31,595	$30,038	$94,034	$90,673
Variable lease expense (1)	4,120	3,656	11,893	10,604
Total operating lease expense	$35,715	$33,694	$105,927	$101,277

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2021 (in thousands):

Three months ending December 31, 2021	$28,216
2022	99,302
2023	79,255
2024	55,771
2025	30,568
Thereafter	33,062
Total	$326,174
Less amount of lease payments representing interest	(39,054)
Total present value of lease payments	$287,120

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$85,565	$82,473
Leased assets obtained in exchange for new operating lease liabilities	$78,280	$81,151

Note 5 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2021	2020	2020
Revolving unsecured credit facility, maturing 2024 (1)	$246,000	$40,000	$123,000
4.625% senior unsecured notes due 2028 (2)	493,499	492,775	492,916
Total long-term debt	$739,499	$532,775	$615,916

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of September 30, 2021, 2020 and December 31, 2020, deferred debt issuance costs of $6.5 million, $7.2 million and $7.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of September 30, 2021, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of September 30, 2021, the Company had $246.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $250.8 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2021 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2021. During the nine months ended September 30, 2021, the Company received net proceeds of $123.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of September 30, 2021, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2021. At September 30, 2021, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”), all of which are currently outstanding. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1. The Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2021, the Company’s consolidated total debt ratio was 2.7 to 1. While the Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

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

Recurring Fair Value Measurements

As of September 30, 2021, 2020 and December 31, 2020, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis.

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

Financial Assets and Liabilities Not Measured at Fair Value

The Company’s financial assets and liabilities as of September 30, 2021, 2020 and December 31, 2020 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,907	$49,907	$49,907	$—	$—
Fees and service charges receivable	43,492	43,492	—	—	43,492
Pawn loans	348,993	348,993	—	—	348,993
	$442,392	$442,392	$49,907	$—	$392,485

Financial liabilities:
Revolving unsecured credit facilities	$246,000	$246,000	$—	$246,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$746,000	$762,000	$—	$762,000	$—

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,844	$78,844	$78,844	$—	$—
Fees and service charges receivable	36,423	36,423	—	—	36,423
Pawn loans	270,619	270,619	—	—	270,619
	$385,886	$385,886	$78,844	$—	$307,042

Financial liabilities:
Revolving unsecured credit facilities	$40,000	$40,000	$—	$40,000	$—
Senior unsecured notes (outstanding principal)	500,000	508,000	—	508,000	—
	$540,000	$548,000	$—	$548,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,850	$65,850	$65,850	$—	$—
Fees and service charges receivable	41,110	41,110	—	—	41,110
Pawn loans	308,231	308,231	—	—	308,231
	$415,191	$415,191	$65,850	$—	$349,341

Financial liabilities:
Revolving unsecured credit facilities	$123,000	$123,000	$—	$123,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$623,000	$639,000	$—	$639,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and fees and service charges receivable approximate fair value.

The carrying value of the unsecured credit facilities approximate fair value as of September 30, 2021, 2020 and December 31, 2020. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or TIIE and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 7 - Segment Information

The Company organizes its operations into two reportable segments as follows:

•U.S. operations
•Latin America operations - includes operations in Mexico, Guatemala, Colombia and El Salvador

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and acquisition expenses, loss (gain) on foreign exchange, write-offs of certain lease intangibles and impairments of certain other assets, are incurred or earned in both the U.S. and Latin America, but presented on a consolidated basis and are not allocated between the U.S. operations segment and Latin America operations segment.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$167,257	$101,469	$—	$268,726
Pawn loan fees	76,674	44,691	—	121,365
Wholesale scrap jewelry sales	4,168	5,415	—	9,583
Total revenue	248,099	151,575	—	399,674

Cost of revenue:
Cost of retail merchandise sold	93,326	64,731	—	158,057
Cost of wholesale scrap jewelry sold	3,778	4,750	—	8,528
Total cost of revenue	97,104	69,481	—	166,585

Net revenue	150,995	82,094	—	233,089

Expenses and other income:
Store operating expenses	93,247	45,372	—	138,619
Administrative expenses	—	—	30,208	30,208
Depreciation and amortization	5,662	4,591	964	11,217
Interest expense	—	—	7,961	7,961
Interest income	—	—	(143)	(143)
Merger and acquisition expenses	—	—	12	12
Loss on foreign exchange	—	—	558	558
Write-off of certain Cash America merger related lease intangibles	—	—	361	361
Total expenses and other income	98,909	49,963	39,921	188,793

Income (loss) before income taxes	$52,086	$32,131	$(39,921)	$44,296

	Three Months Ended September 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$151,618	$83,364	$—	$234,982
Pawn loan fees	66,180	33,390	—	99,570
Wholesale scrap jewelry sales	12,692	12,589	—	25,281
Consumer loan and credit services fees	57	—	—	57
Total revenue	230,547	129,343	—	359,890

Cost of revenue:
Cost of retail merchandise sold	84,673	52,557	—	137,230
Cost of wholesale scrap jewelry sold	10,316	9,502	—	19,818
Consumer loan and credit services loss provision	104	—	—	104
Total cost of revenue	95,093	62,059	—	157,152

Net revenue	135,454	67,284	—	202,738

Expenses and other income:
Store operating expenses	92,678	39,383	—	132,061
Administrative expenses	—	—	24,354	24,354
Depreciation and amortization	5,390	3,903	1,133	10,426
Interest expense	—	—	6,561	6,561
Interest income	—	—	(499)	(499)
Merger and acquisition expenses	—	—	7	7
Gain on foreign exchange	—	—	(432)	(432)
Write-off of certain Cash America merger related lease intangibles	—	—	837	837
Loss on extinguishment of debt	—	—	11,737	11,737
Total expenses and other income	98,068	43,286	43,698	185,052

Income (loss) before income taxes	$37,386	$23,998	$(43,698)	$17,686

	Nine Months Ended September 30, 2021
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$530,468	$275,867	$—	$806,335
Pawn loan fees	220,013	126,783	—	346,796
Wholesale scrap jewelry sales	20,217	23,843	—	44,060
Total revenue	770,698	426,493	—	1,197,191

Cost of revenue:
Cost of retail merchandise sold	295,455	173,179	—	468,634
Cost of wholesale scrap jewelry sold	16,678	20,979	—	37,657
Total cost of revenue	312,133	194,158	—	506,291

Net revenue	458,565	232,335	—	690,900

Expenses and other income:
Store operating expenses	282,068	133,003	—	415,071
Administrative expenses	—	—	88,605	88,605
Depreciation and amortization	16,391	13,388	2,952	32,731
Interest expense	—	—	22,389	22,389
Interest income	—	—	(420)	(420)
Merger and acquisition expenses	—	—	1,264	1,264
Loss on foreign exchange	—	—	248	248
Write-off of certain Cash America merger related lease intangibles	—	—	1,640	1,640
Total expenses and other income	298,459	146,391	116,678	561,528

Income (loss) before income taxes	$160,106	$85,944	$(116,678)	$129,372

	Nine Months Ended September 30, 2020
	U.S. Operations	Latin America Operations	Corporate	Consolidated
Revenue:
Retail merchandise sales	$556,528	$262,483	$—	$819,011
Pawn loan fees	235,937	107,738	—	343,675
Wholesale scrap jewelry sales	37,727	36,710	—	74,437
Consumer loan and credit services fees	2,003	—	—	2,003
Total revenue	832,195	406,931	—	1,239,126

Cost of revenue:
Cost of retail merchandise sold	325,863	167,573	—	493,436
Cost of wholesale scrap jewelry sold	32,754	28,268	—	61,022
Consumer loan and credit services loss provision	(480)	—	—	(480)
Total cost of revenue	358,137	195,841	—	553,978

Net revenue	474,058	211,090	—	685,148

Expenses and other income:
Store operating expenses	303,686	122,926	—	426,612
Administrative expenses	—	—	85,642	85,642
Depreciation and amortization	16,352	11,568	3,504	31,424
Interest expense	—	—	21,953	21,953
Interest income	—	—	(1,209)	(1,209)
Merger and acquisition expenses	—	—	209	209
Loss on foreign exchange	—	—	1,639	1,639
Write-off of certain Cash America merger related lease intangibles	—	—	4,649	4,649
Loss on extinguishment of debt	—	—	11,737	11,737
Impairment of certain other assets	—	—	1,900	1,900
Total expenses and other income	320,038	134,494	130,024	584,556

Income (loss) before income taxes	$154,020	$76,596	$(130,024)	$100,592

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

OPERATIONS AND LOCATIONS

As of September 30, 2021, the Company had 2,808 store locations composed of 1,069 stores in 24 U.S. states and the District of Columbia, 1,651 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 13 stores in El Salvador.

The following tables detail store count activity:

	Three Months Ended September 30, 2021
	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,071	1,733	2,804
New locations opened	—	14	14
Consolidation of existing pawn locations (1)	(2)	(8)	(10)
Total locations, end of period	1,069	1,739	2,808

	Nine Months Ended September 30, 2021
	U.S.	Latin America
	Operations Segment	Operations Segment	Total Locations
Total locations, beginning of period	1,046	1,702	2,748
New locations opened	1	49	50
Locations acquired	28	—	28
Consolidation of existing pawn locations (1)	(6)	(12)	(18)
Total locations, end of period	1,069	1,739	2,808

(1)Store consolidations were primarily acquired locations over the past five years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

CRITICAL ACCOUNTING POLICIES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2020 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2021.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of the COVID-19 virus and the adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates, and the actions taken to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. In particular, government stimulus and other transfer programs have and may continue to have a material adverse impact on demand for pawn loans in future periods.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2021	2020	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.3	22.5	10%
Three months ended	20.0	22.1	10%
Nine months ended	20.1	21.8	8%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.8	1%
Three months ended	7.7	7.7	—%
Nine months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,835	3,879	1%
Three months ended	3,844	3,730	(3)%
Nine months ended	3,696	3,703	—%

Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Operating Results for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

U.S. Operations Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. operations segment as of September 30, 2021 compared to September 30, 2020 (dollars in thousands, except as otherwise noted):

	As of September 30,
	2021	2020	Increase
U.S. Operations Segment
Earning assets:
Pawn loans	$242,825	$188,819	29%
Inventories	175,047	120,397	45%
	$417,872	$309,216	35%

Average outstanding pawn loan amount (in ones)	$208	$188	11%

Composition of pawn collateral:
General merchandise	36%	34%
Jewelry	64%	66%
	100%	100%

Composition of inventories:
General merchandise	48%	42%
Jewelry	52%	58%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.9 times	3.2 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Three Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$167,257	$151,618	10%
Pawn loan fees	76,674	66,180	16%
Wholesale scrap jewelry sales	4,168	12,692	(67)%
Consumer loan and credit services fees (1)	—	57	(100)%
Total revenue	248,099	230,547	8%

Cost of revenue:
Cost of retail merchandise sold	93,326	84,673	10%
Cost of wholesale scrap jewelry sold	3,778	10,316	(63)%
Consumer loan and credit services loss provision (1)	—	104	(100)%
Total cost of revenue	97,104	95,093	2%

Net revenue	150,995	135,454	11%

Segment expenses:
Store operating expenses	93,247	92,678	1%
Depreciation and amortization	5,662	5,390	5%
Total segment expenses	98,909	98,068	1%

Segment pre-tax operating income	$52,086	$37,386	39%

Operating metrics:
Retail merchandise sales margin	44%	44%
Net revenue margin	61%	59%
Segment pre-tax operating margin	21%	16%

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 10% to $167.3 million during the third quarter of 2021 compared to $151.6 million for the third quarter of 2020. Same-store retail sales increased 6% in the third quarter of 2021 compared to the third quarter of 2020. The increase in total and same-store retail sales was primarily due to increased inventory levels during the third quarter of 2021 compared to the third quarter of 2020. The gross profit margin on retail merchandise sales in the U.S. was 44% in both the third quarter of 2021 and 2020.

U.S. inventories increased 45% from $120.4 million at September 30, 2020 to $175.0 million at September 30, 2021. The increase was primarily due to lower than normal inventory balances at September 30, 2020 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in the U.S. were 1% at September 30, 2021 compared to 2% at September 30, 2020.

Pawn Lending Operations

U.S. pawn loan fees increased 16% to $76.7 million during the third quarter of 2021 compared to $66.2 million for the third quarter of 2020. Same-store pawn fees in the third quarter of 2021 increased 11% compared to the third quarter of 2020. Pawn loan receivables as of September 30, 2021 increased 29% in total and 23% on a same-store basis compared to September 30, 2020. The increase in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the continued recovery in pawn lending demand during the third quarter of 2021 towards pre-pandemic levels.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses increased 1% to $93.2 million during the third quarter of 2021 compared to $92.7 million during the third quarter of 2020 while same-store operating expenses decreased 3% compared with the prior-year period. The decrease in same-store operating expenses was primarily due to cost saving initiatives in response to COVID-19.

The U.S. segment pre-tax operating income for the third quarter of 2021 was $52.1 million, which generated a pre-tax segment operating margin of 21% compared to $37.4 million and 16% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increases in gross profit from retail sales and pawn loan fees, partially offset by a decrease in gross profit from scrap sales and a slight increase in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 benefited from a 10% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2021 compared to September 30, 2020 benefited from a 10% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America operations segment as of September 30, 2021 compared to September 30, 2020 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,
	As of September 30,			2021	Increase
	2021	2020	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Earning assets:
Pawn loans	$106,168	$81,800	30%	$96,443	18%
Inventories	79,213	48,267	64%	71,927	49%
	$185,381	$130,067	43%	$168,370	29%

Average outstanding pawn loan amount (in ones)	$76	$64	19%	$69	8%

Composition of pawn collateral:
General merchandise	68%	66%
Jewelry	32%	34%
	100%	100%

Composition of inventories:
General merchandise	67%	60%
Jewelry	33%	40%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.1 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$101,469	$83,364	22%	$92,367	11%
Pawn loan fees	44,691	33,390	34%	40,662	22%
Wholesale scrap jewelry sales	5,415	12,589	(57)%	5,415	(57)%
Total revenue	151,575	129,343	17%	138,444	7%

Cost of revenue:
Cost of retail merchandise sold	64,731	52,557	23%	58,945	12%
Cost of wholesale scrap jewelry sold	4,750	9,502	(50)%	4,300	(55)%
Total cost of revenue	69,481	62,059	12%	63,245	2%

Net revenue	82,094	67,284	22%	75,199	12%

Segment expenses:
Store operating expenses	45,372	39,383	15%	41,555	6%
Depreciation and amortization	4,591	3,903	18%	4,229	8%
Total segment expenses	49,963	43,286	15%	45,784	6%

Segment pre-tax operating income	$32,131	$23,998	34%	$29,415	23%

Operating metrics:
Retail merchandise sales margin	36%	37%		36%
Net revenue margin	54%	52%		54%
Segment pre-tax operating margin	21%	19%		21%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 22% (11% on a constant currency basis) to $101.5 million during the third quarter of 2021 compared to $83.4 million for the third quarter of 2020. Same-store retail sales increased 21% (10% on a constant currency basis) during the third quarter of 2021 compared to the third quarter of 2020. The increase in total and same-store retail sales was primarily due to increased inventory levels during the third quarter of 2021 compared to the third quarter of 2020. The gross profit margin on retail merchandise sales was 36% during the third quarter of 2021 compared to 37% during the third quarter of 2020.

Inventories in Latin America increased 64% (49% on a constant currency basis) from $48.3 million at September 30, 2020 to $79.2 million at September 30, 2021. The increase was primarily due to lower than normal inventory balances at September 30, 2020 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at September 30, 2021 and 2% at September 30, 2020.

Pawn Lending Operations

Latin America pawn loan fees increased 34% (22% on a constant currency basis), totaling $44.7 million during the third quarter of 2021 compared to $33.4 million for the third quarter of 2020. Same-store pawn fees increased 33% (21% on a constant currency basis) in the third quarter of 2021 compared to the third quarter of 2020. Pawn loan receivables increased 30% (18% on a constant currency basis) as of September 30, 2021 compared to September 30, 2020, and on a same-store basis pawn loan receivables increased 29% (17% on a constant currency basis). The increase in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the continued recovery in pawn lending demand during the third quarter of 2021 towards pre-pandemic levels.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 15% (6% on a constant currency basis) to $45.4 million during the third quarter of 2021 compared to $39.4 million during the third quarter of 2020. Currency adjusted store operating expenses increased primarily due to the 1% increase in the Latin America weighted-average store count. Same-store operating expenses increased 14% (5% on a constant currency basis).

The segment pre-tax operating income for the third quarter of 2021 was $32.1 million, which generated a pre-tax segment operating margin of 21% compared to $24.0 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily due to an increase in gross profit from retail sales and pawn loan fees and a 10% favorable change in the average value of the Mexican peso, partially offset by an increase in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$52,086	$37,386	39%
Latin America operations	32,131	23,998	34%
Consolidated segment pre-tax operating income	84,217	61,384	37%

Corporate expenses and other income:
Administrative expenses	30,208	24,354	24%
Depreciation and amortization	964	1,133	(15)%
Interest expense	7,961	6,561	21%
Interest income	(143)	(499)	(71)%
Merger and acquisition expenses	12	7	71%
Loss (gain) on foreign exchange	558	(432)	(229)%
Write-off of certain Cash America merger related lease intangibles	361	837	(57)%
Loss on extinguishment of debt	—	11,737	(100)%
Total corporate expenses and other income	39,921	43,698	(9)%

Income before income taxes	44,296	17,686	150%

Provision for income taxes	10,900	2,624	315%

Net income	$33,396	$15,062	122%

Corporate Expenses and Taxes

Administrative expenses increased 24% to $30.2 million during the third quarter of 2021 compared to $24.4 million in the third quarter of 2020, primarily due to increased incentive compensation and a 10% favorable change in the average value of the Mexican peso resulting in higher U.S. dollar translated expenses. As a percentage of revenue, administrative expenses increased from 7% during the third quarter of 2020 to 8% during the third quarter of 2021.

Interest expense increased 21% to $8.0 million during the third quarter of 2021 compared to $6.6 million in the third quarter of 2020, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher average balances outstanding on the Company’s unsecured credit facilities, partially offset by lower weighted-average interest rates on the Company’s debt during the third quarter of 2021 compared to the third quarter of 2020. See Note 5 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

During the third quarter of 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

Consolidated effective income tax rates for the third quarter of 2021 and 2020 were 24.6% and 14.8%, respectively. The increase in the effective tax rate was primarily due to the Internal Revenue Service finalizing regulations in July 2020 for the global intangible low-taxed income tax (“GILTI”) provisions for foreign operations in the U.S. federal tax code. The finalized regulations essentially eliminated the impact of the incremental GILTI tax on the Company on a retroactive basis, which resulted in a significant tax benefit being recorded in the third quarter of 2020. This was partially offset by an increased foreign permanent tax benefit recorded in the third quarter of 2021 related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation during 2021.

Operating Results for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

U.S. Operations Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. operations segment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

	Nine Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)
U.S. Operations Segment
Revenue:
Retail merchandise sales	$530,468	$556,528	(5)%
Pawn loan fees	220,013	235,937	(7)%
Wholesale scrap jewelry sales	20,217	37,727	(46)%
Consumer loan and credit services fees (1)	—	2,003	(100)%
Total revenue	770,698	832,195	(7)%

Cost of revenue:
Cost of retail merchandise sold	295,455	325,863	(9)%
Cost of wholesale scrap jewelry sold	16,678	32,754	(49)%
Consumer loan and credit services loss provision (1)	—	(480)	(100)%
Total cost of revenue	312,133	358,137	(13)%

Net revenue	458,565	474,058	(3)%

Segment expenses:
Store operating expenses	282,068	303,686	(7)%
Depreciation and amortization	16,391	16,352	—%
Total segment expenses	298,459	320,038	(7)%

Segment pre-tax operating income	$160,106	$154,020	4%

Operating metrics:
Retail merchandise sales margin	44%	41%
Net revenue margin	59%	57%
Segment pre-tax operating margin	21%	19%

(1)Effective June 30, 2020, the Company no longer offers an unsecured consumer loan product in the U.S.

Retail Merchandise Sales Operations

U.S. retail merchandise sales decreased 5% to $530.5 million during the nine months ended September 30, 2021 compared to $556.5 million for the nine months ended September 30, 2020. Same-store retail sales decreased 7% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in total and same-store retail sales was primarily due to higher than normal retail sales during the nine months ended September 30, 2020, driven by the impacts of COVID-19.

During the nine months ended September 30, 2021, the gross profit margin on retail merchandise sales in the U.S. was 44% compared to a margin of 41% during the nine months ended September 30, 2020. The increase in margin was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, which limited the need for normal discounting.

Pawn Lending Operations

U.S. pawn loan fees decreased 7%, totaling $220.0 million during the nine months ended September 30, 2021 compared to $235.9 million for the nine months ended September 30, 2020. Same-store pawn fees decreased 9% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decline in total and same-store pawn loan fees was primarily due to the significantly lower than normal beginning pawn loan levels, partially offset by the continued recovery in pawn loan demand towards pre-pandemic levels during 2021.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 7% to $282.1 million during the nine months ended September 30, 2021 compared to $303.7 million during the nine months ended September 30, 2020 and same-store operating expenses decreased 9% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to cost saving initiatives in response to COVID-19.

The U.S. segment pre-tax operating income for the nine months ended September 30, 2021 was $160.1 million, which generated a pre-tax segment operating margin of 21% compared to $154.0 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an increase in gross profit from retail sales and a decrease in operating expenses, partially offset by a decrease in pawn loan fees, gross profit from scrap sales and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations in 2020.

Latin America Operations Segment

Latin American results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 benefited from a 8% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America operations segment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands). Store operating expenses include salary and benefit expense of store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Operations Segment
Revenue:
Retail merchandise sales	$275,867	$262,483	5%	$256,116	(2)%
Pawn loan fees	126,783	107,738	18%	117,662	9%
Wholesale scrap jewelry sales	23,843	36,710	(35)%	23,843	(35)%
Total revenue	426,493	406,931	5%	397,621	(2)%

Cost of revenue:
Cost of retail merchandise sold	173,179	167,573	3%	160,821	(4)%
Cost of wholesale scrap jewelry sold	20,979	28,268	(26)%	19,449	(31)%
Total cost of revenue	194,158	195,841	(1)%	180,270	(8)%

Net revenue	232,335	211,090	10%	217,351	3%

Segment expenses:
Store operating expenses	133,003	122,926	8%	124,080	1%
Depreciation and amortization	13,388	11,568	16%	12,544	8%
Total segment expenses	146,391	134,494	9%	136,624	2%

Segment pre-tax operating income	$85,944	$76,596	12%	$80,727	5%

Operating metrics:
Retail merchandise sales margin	37%	36%		37%
Net revenue margin	54%	52%		55%
Segment pre-tax operating margin	20%	19%		20%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 5% (decreased 2% on a constant currency basis) to $275.9 million during the nine months ended September 30, 2021 compared to $262.5 million for the nine months ended September 30, 2020. Same-store retail sales increased 3% (decreased 4% on a constant currency basis) during the nine months ended September 30, 2021 compared to nine months ended September 30, 2020. The decrease in total and same-store constant currency retail sales was primarily a result of significantly lower than normal inventory levels at the beginning of 2021, which limited retail sales during the first half of 2021, partially offset by the government imposed COVID-19 retail restrictions, which limited retail sales during the second quarter of 2020. The gross profit margin on retail merchandise sales was 37% during the nine months ended September 30, 2021 compared to 36% during the nine months ended September 30, 2020.

Pawn Lending Operations

Pawn loan fees in Latin America increased 18% (9% on a constant currency basis) totaling $126.8 million during the nine months ended September 30, 2021 compared to $107.7 million for the nine months ended September 30, 2020. Same-store pawn fees increased 16% (8% on a constant currency basis) during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued improvement of pawn loan origination activity during the nine months ended September 30, 2021, partially offset by significantly lower than normal beginning pawn loan levels.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 8% (1% on a constant currency basis) to $133.0 million during the nine months ended September 30, 2021 compared to $122.9 million during the nine months ended September 30, 2020. Same-store operating expenses increased 6% (decreased 1% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the nine months ended September 30, 2021 was $85.9 million, which generated a pre-tax segment operating margin of 20% compared to $76.6 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily due to an increase in gross profit from retail sales and pawn loan fees and an 8% favorable change in the average value of the Mexican peso, partially offset by a decrease in gross profit from scrap sales and a slight increase in store operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. operations segment and Latin America operations segment discussed above to consolidated net income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$160,106	$154,020	4%
Latin America operations	85,944	76,596	12%
Consolidated segment pre-tax operating income	246,050	230,616	7%

Corporate expenses and other income:
Administrative expenses	88,605	85,642	3%
Depreciation and amortization	2,952	3,504	(16)%
Interest expense	22,389	21,953	2%
Interest income	(420)	(1,209)	(65)%
Merger and acquisition expenses	1,264	209	505%
Loss on foreign exchange	248	1,639	(85)%
Write-off of certain Cash America merger related lease intangibles	1,640	4,649	(65)%
Loss on extinguishment of debt	—	11,737	(100)%
Impairment of certain other assets	—	1,900	(100)%
Total corporate expenses and other income	116,678	130,024	(10)%

Income before income taxes	129,372	100,592	29%

Provision for income taxes	33,834	26,739	27%

Net income	$95,538	$73,853	29%

Corporate Expenses and Taxes

Administrative expenses increased 3% to $88.6 million during the nine months ended September 30, 2021 compared to $85.6 million during the nine months ended September 30, 2020, primarily due to increased incentive compensation and an 8% favorable change in the average value of the Mexican peso resulting in higher U.S. dollar translated expenses, partially offset by reduced travel costs and other cost saving initiatives in response to COVID-19. Administrative expenses were 7% of revenue during both the nine months ended September 30, 2021 and 2020.

Interest expense increased 2% to $22.4 million during the nine months ended September 30, 2021 compared to $22.0 million for the nine months ended September 30, 2020, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher average balances outstanding on the Company’s unsecured credit facilities, partially offset by lower weighted-average interest rates on the Company’s debt during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. See Note 5 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

During the nine months ended September 30, 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

During the nine months ended September 30, 2021, the Company recorded a $1.6 million write-off of certain Cash America merger related lease intangibles compared to a $4.6 million write-off of certain Cash America merger related lease intangibles during the nine months ended September 30, 2020. The Company also recorded a $1.9 million impairment related to a non-operating asset during the first quarter of 2020.

Consolidated effective income tax rates for the nine months ended September 30, 2021 and 2020 were 26.2% and 26.6%, respectively. The decrease in the effective tax rate was primarily due to an increased foreign permanent tax benefit recorded during the nine months ended September 30, 2021 related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation during 2021, partially offset by the Internal Revenue Service finalizing regulations in July 2020 for the GILTI provisions for foreign operations in the U.S. federal tax code as noted in the quarter-to-date section above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, the Company’s primary sources of liquidity were $49.9 million in cash and cash equivalents, $280.4 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants, $392.5 million in customer loans and fees and service charges receivable and $254.3 million in inventories. See Note 5 of Notes to Consolidated Financial Statements. The Company had working capital of $487.1 million as of September 30, 2021.

The Company intends to continue expansion through new store openings, primarily in Latin America, and through opportunistic acquisitions both in the U.S. and Latin America. Additionally, as opportunities arise at reasonable valuations, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions.

In October 2021, the Company’s Board of Directors declared a $0.30 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $12.1 million based on the September 30, 2021 share count, which will be paid on November 30, 2021 to stockholders of record as of November 15, 2021. While the Company currently expects to continue the payment of quarterly cash dividends, the declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors, including the impact of COVID-19.

During the nine months ended September 30, 2021, the Company repurchased a total of 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10, and during the nine months ended September 30, 2020, repurchased 981,000 shares of common stock at an aggregate cost of $80.3 million and an average cost per share of $81.84. The Company has approximately $72.2 million of remaining availability under its currently authorized stock repurchase program. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

Cash Flows

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flow provided by operating activities	$137,850	$177,366
Cash flow (used in) provided by investing activities	$(189,935)	$87,791
Cash flow provided by (used in) financing activities	$36,704	$(229,878)

	As of September 30,
	2021	2020
Working capital	$487,090	$371,410
Current ratio	3.2:1	2.8:1
Liabilities to equity ratio	1.0:1	0.8:1
Net debt ratio (1)	2.8:1	1.7:1

(1)Adjusted EBITDA, a component of the net debt ratio, is a non-GAAP financial measure. See “Non-GAAP Financial Information” for a calculation of the net debt ratio.

Net cash provided by operating activities decreased $39.5 million, or 22%, from $177.4 million for the nine months ended September 30, 2020 to $137.9 million for the nine months ended September 30, 2021 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), partially offset by an increase in net income of $21.7 million.

Net cash used in investing activities increased $277.7 million, or 316%, from net cash provided by investing activities of $87.8 million for the nine months ended September 30, 2020 to net cash used in investing activities of $189.9 million for the nine months ended September 30, 2021. Cash flows from investing activities include funding of pawn store acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral are included in investing activities. The Company paid $49.4 million in cash related to current and prior-year store acquisitions, $31.6 million for furniture, fixtures, equipment and improvements and $38.3 million for discretionary store real property purchases during the nine months ended September 30, 2021 compared to $9.3 million, $27.9 million and $20.9 million in the prior-year period, respectively. The Company funded a net increase in pawn loans of $70.6 million during the nine months ended September 30, 2021, whereas the Company received funds from a net decrease in pawn loans of $145.9 million during the nine months ended September 30, 2020.

Net cash provided by financing activities increased $266.6 million, or 116%, from net cash used in financing activities of $229.9 million for the nine months ended September 30, 2020 to net cash provided by financing activities of $36.7 million for the nine months ended September 30, 2021. Net borrowings on the credit facilities were $123.0 million during the nine months ended September 30, 2021 compared to net payments of $298.5 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company received $500.0 million in proceeds from the private offering of the 4.625% senior unsecured notes due on September 1, 2028 (the “Notes”) and paid $5.3 million in debt issuance costs. Using part of the proceeds from the Notes, the Company redeemed the $300.0 million aggregate principal amount of the Company’s 5.375% senior notes due 2024 (the “2024 Notes”) and paid redemption premiums over the face value of the 2024 Notes and other redemption costs of $8.8 million during the nine months ended September 30, 2020. The Company funded $49.6 million worth of share repurchases and paid dividends of $35.4 million during the nine months ended September 30, 2021, compared to funding $80.3 million worth of share repurchases and dividends paid of $33.6 million during the nine months ended September 30, 2020. In addition, the Company paid $1.7 million in withholding taxes on net share settlements of restricted stock awards during the nine months ended September 30, 2021 compared to $3.3 million during the nine months ended September 30, 2020.

The continued developments and fluidity of the COVID-19 pandemic make it difficult to predict the impact of COVID-19 on the Company’s liquidity and presents a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. Other factors such as changes in general customer traffic and demand, loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, seasonality, operating expenses, administrative expenses, merger and acquisition activities and related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new store expansion and acquisitions, affect the Company’s liquidity. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.” Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow under its credit facilities under current leverage covenants.

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

On March 23, 2021, the governor of Illinois signed into law the Predatory Loan Prevention Act (“PLPA”) that caps annual effective interest rates at 36% on most consumer loans, including payday and car title loans. The Company does not believe the PLPA applies to collateralized pawn loans, and on May 19, 2021, along with the Illinois Pawnbrokers Association and other Illinois pawn industry plaintiffs, filed a complaint for declaratory judgment and injunctive relief in Illinois Circuit Court to prevent enforcement of the PLPA against pawn transactions primarily on the grounds that the PLPA does not apply to pawn transactions (the “Petition”). On September 7, 2021, the court granted the Petition and ordered a preliminary injunction. The Illinois consumer finance regulator did not appeal the court’s decision within the permitted timeframe, and therefore the injunction against the PLPA’s application to pawn transactions will remain in effect until any further action on the Petition.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$33,396	$0.82	$15,062	$0.36	$95,538	$2.34	$73,853	$1.77
Adjustments, net of tax:
Merger and acquisition expenses	8	—	5	—	950	0.02	151	—
Non-cash foreign currency loss (gain) loss related to lease liability	359	0.01	(308)	(0.01)	256	0.01	2,453	0.06
Non-cash write-off of certain Cash America merger related lease intangibles	278	0.01	644	0.02	1,263	0.03	3,579	0.09
Loss on extinguishment of debt	—	—	9,037	0.22	—	—	9,037	0.22
Non-cash impairment of certain other assets (1)	—	—	—	—	—	—	1,463	0.03
Consumer lending wind-down costs and asset impairments	—	—	13	—	—	—	84	—
Adjusted net income and diluted earnings per share	$34,041	$0.84	$24,453	$0.59	$98,007	$2.40	$90,620	$2.17

(1)Impairment related to a non-operating asset in which the Company determined that an other than temporary impairment existed as of March 31, 2020.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$12	$4	$8	$7	$2	$5
Non-cash foreign currency loss (gain) related to lease liability	513	154	359	(439)	(131)	(308)
Non-cash write-off of certain Cash America merger related lease intangibles	361	83	278	837	193	644
Loss on extinguishment of debt	—	—	—	11,737	2,700	9,037
Consumer lending wind-down costs and asset impairments	—	—	—	17	4	13
Total adjustments	$886	$241	$645	$12,159	$2,768	$9,391

	Nine Months Ended September 30,
	2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$1,264	$314	$950	$209	$58	$151
Non-cash foreign currency loss related to lease liability	366	110	256	3,505	1,052	2,453
Non-cash write-off of certain Cash America merger related lease intangibles	1,640	377	1,263	4,649	1,070	3,579
Loss on extinguishment of debt	—	—	—	11,737	2,700	9,037
Non-cash impairment of certain other assets	—	—	—	1,900	437	1,463
Consumer lending wind-down costs and asset impairments	—	—	—	109	25	84
Total adjustments	$3,270	$801	$2,469	$22,109	$5,342	$16,767

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance, and adjusted EBITDA is used as a starting point in the calculation of the consolidated total debt ratio as defined in the Company’s senior unsecured notes. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (dollars in thousands):

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021		2020
Net income	$33,396	$15,062	$95,538	$73,853	$128,264		$128,007
Income taxes	10,900	2,624	33,834	26,739	44,215		44,103
Depreciation and amortization	11,217	10,426	32,731	31,424	43,412		42,270
Interest expense	7,961	6,561	22,389	21,953	29,780		30,148
Interest income	(143)	(499)	(420)	(1,209)	(751)		(1,476)
EBITDA	63,331	34,174	184,072	152,760	244,920		243,052
Adjustments:
Merger and acquisition expenses	12	7	1,264	209	2,371		465
Non-cash foreign currency loss (gain) related to lease liability	513	(439)	366	3,505	(1,890)		2,621
Non-cash write-off of certain Cash America merger related lease intangibles	361	837	1,640	4,649	4,046		4,649
Loss on extinguishment of debt	—	11,737	—	11,737	—		11,737
Non-cash impairment of certain other assets	—	—	—	1,900	—		1,900
Consumer lending wind-down costs and asset impairments	—	17	—	109	—		268
Adjusted EBITDA	$64,217	$46,333	$187,342	$174,869	$249,447		$264,692

Net debt ratio calculation:
Total debt (outstanding principal)					$746,000		$540,000
Less: cash and cash equivalents					(49,907)		(78,844)
Net debt					$696,093		$461,156
Adjusted EBITDA					$249,447		$264,692
Net debt ratio (net debt divided by adjusted EBITDA)					2.8	:1	1.7	:1

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Cash flow from operating activities	$24,101	$34,067	$137,850	$177,366	$182,748	$245,138
Cash flow from certain investing activities:
Loan receivables, net (1)	(62,145)	(32,349)	(70,637)	145,930	(109,559)	183,334
Purchases of furniture, fixtures, equipment and improvements	(10,583)	(7,377)	(31,608)	(27,853)	(41,298)	(39,060)
Free cash flow	(48,627)	(5,659)	35,605	295,443	31,891	389,412
Merger and acquisition expenses paid, net of tax benefit	8	5	950	151	1,790	330
Adjusted free cash flow	$(48,619)	$(5,654)	$36,555	$295,594	$33,681	$389,742

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates, and are described in detail in the Company’s 2020 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2021, the Company repurchased a total of 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended September 30, 2021 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
July 1 through July 31, 2021	152,000	$76.43	152,000	$72,217
August 1 through August 31, 2021	—	—	—	72,217
September 1 through September 30, 2021	—	—	—	72,217
Total	152,000	76.43	152,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during the nine months ended September 30, 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	May 4, 2021	$100,000	318,000	$21,827	$—
January 27, 2021	Currently active	100,000	370,000	27,783	72,217
Total			688,000	$49,610	$72,217

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

Dated: October 25, 2021	FIRSTCASH, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)