Form 10-K
period 2021-12-31
FirstCash Holdings, Inc.
filed 2022-02-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number 001-10960

FIRSTCASH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-3920732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒ No

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,374,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of February 14, 2022, there were 48,487,979 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be held on or about June 9, 2022, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2021

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This annual report contains forward-looking statements about the business, financial condition and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties. The forward-looking statements contained in this annual report include, without limitation, statements related to the Company’s expectations for its performance and growth in 2022, the anticipated benefits of the American First Finance (“AFF”) transaction, the anticipated impact of the transaction on the combined company’s business and future financial and operating results and the Company’s goals, plans and projections with respect to its operations, financial position and business strategy.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors may include, without limitation, risks associated with the Consumer Financial Protection Bureau (“CFPB”) lawsuit filed against the Company, including the incurrence of meaningful expenses, reputational damage, monetary damages and other penalties, risks relating to the AFF transaction, including the failure of the transaction to deliver the estimated value and benefits expected by the Company, the incurrence of unexpected future costs, liabilities or obligations as a result of the transaction, the effect of the transaction on the ability of the Company to retain and hire personnel and maintain relationships with retail partners, consumers and others with whom the Company and AFF do business, the ability of the Company to successfully integrate AFF’s operations, the ability of the Company to successfully implement its plans, forecasts and other expectations with respect to AFF’s business, risks related to the COVID-19 pandemic, which include risks and uncertainties related to the current unknown duration and severity of the COVID-19 pandemic, the governmental responses that have been, and may in the future be, imposed in response to the pandemic, including stimulus programs which could adversely impact demand for pawn loans and AFF’s lease-to-own and retail finance products, potential changes in consumer behavior and shopping patterns which could impact demand for both the Company’s pawn loan, retail, lease-to-own and retail finance products, labor shortages and increased labor costs, inflation, a deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending, currency fluctuations, primarily involving the Mexican peso and those other risks discussed and described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the SEC, including the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

Overview

FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”) is the leading operator of pawn stores in the U.S. and Latin America, and following its acquisition of American First Finance (“AFF”) on December 17, 2021 (the “AFF Acquisition”), is a leading provider of technology-driven, retail point-of-sale (“POS”) payment solutions focused on serving credit-constrained consumers. See Note 3 of Notes to Consolidated Financial Statements for additional information about the AFF Acquisition.

With the AFF Acquisition, the Company now operates two business lines: pawn operations and retail POS payment solutions. Its business lines are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in the U.S. and the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of AFF operations in the U.S. and Puerto Rico.

The Company’s primary business line continues to be the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on lease-to-own (“LTO”) products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

In connection with the completion of the AFF Acquisition, effective December 16, 2021, the Company completed a holding company reorganization creating a new holding company, FirstCash Holdings, Inc. In connection with the reorganization, FirstCash Holdings, Inc. succeeded FirstCash, Inc. as the public company trading on Nasdaq under the ticker symbol “FCFS” and each outstanding share of FirstCash, Inc. was converted into an equivalent corresponding share of common stock in FirstCash Holdings, Inc., having the same designations, rights, powers and preferences as the corresponding FirstCash, Inc. shares that were converted. FirstCash, Inc. now operates as a wholly-owned subsidiary of FirstCash Holdings, Inc.

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. The Company’s primary websites are www.firstcash.com and www.americanfirstfinance.com.

Pawn Operations

Pawn stores are neighborhood-based retail locations that buy and sell pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small, secured consumer loans, also known as pawn loans, to unbanked, under-banked and credit-constrained customers. Pawn loans are safe and affordable non-recourse loans for which the customer has no legal obligation to repay. The Company does not engage in post-default collection efforts, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it report any negative credit information to credit reporting agencies, but rather, relies only on the resale of the pawn collateral for recovery. Pawnshop customers are typically value-conscious consumers and/or borrowers who are not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers.

The pawn industry in the U.S. is well established, with the highest concentration of pawn stores located in the Southeast, Midwest and Southwest regions of the country. The operation of pawn stores is governed primarily by state laws and accordingly, states that maintain regulations most conducive to profitable pawn operations have historically seen the greatest concentration of pawn stores.

Historically, competitor pawn stores in Latin America have limited square footage and focus on providing loans collateralized by gold jewelry or small electronics. In contrast, a majority of the Company’s pawn stores opened in Latin America are larger format, full-service stores similar to the U.S. stores, which lend on a wide array of collateral and have a larger retail sales floor. Accordingly, competition in Latin America with the Company’s larger format, full-service pawn stores is limited. A large percentage of the population in Mexico and other countries in Latin America is unbanked or under-banked and has limited access to traditional consumer credit. The Company believes there is significant opportunity for further expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

COVID-19 and U.S. government stimulus initiatives in response thereto significantly impacted the Company’s pawn business beginning in 2020, which continued throughout much of 2021. For a more detailed discussion of the impact of COVID-19 on the Company’s results of operations see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Services Offered by the Company’s Pawn Operations

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Merchandise sales accounted for approximately 70% of the Company’s revenue during 2021 or 52% on a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021.

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

The Company does not currently provide direct financing to customers for the purchase of merchandise in its pawn stores, but does allow customers to purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. The Company anticipates it will provide AFF’s LTO payment option (as further described below) to retail customers in its U.S. pawn locations in the near future.

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s stores make pawn loans, which are typically small, secured loans, to its customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans, and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency.

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

Pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan, and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for approximately 28% of the Company’s revenue during 2021, or 21% on a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021.

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

Pawn Business Strategy

The Company’s business strategy is to continue growing pawn revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Over the last five years, 1,021 pawn stores have been opened or acquired with the net store count growing at a compound annual store growth rate of 6% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate consumer demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019	2018	2017
U.S. pawn segment:
New locations opened	1	—	—	—	2
Locations acquired	46	22	27	27	1
Total additions	47	22	27	27	3

Latin America pawn segment:
New locations opened	60	75	89	52	45
Locations acquired	—	40	163	366	5
Total additions	60	115	252	418	50

Total:
New locations opened	61	75	89	52	47
Locations acquired	46	62	190	393	6
Total additions	107	137	279	445	53

For additional information on store count activity, see “Pawn Store Locations” below.

New Store Openings

The Company typically opens new stores in under-served markets and neighborhoods, primarily in Latin America. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six to 12 weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Due to the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities will continue to arise in both Latin America and the U.S. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, merchandise sales margins, pawn loan redemption rates, the condition and quantity of inventory on hand, licensing restrictions or requirements, and the location, physical condition, and lease terms of the stores to be acquired.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume of and yield on pawn loans and store operating expenses. To encourage customer traffic and repeat business, which management believes is a key determinant of a store’s success, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable and secure. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to that used by contemporary specialty retailers.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ skills and ability to engage with customers and provide prompt and courteous service. The Company has employee-training programs that promote customer service, productivity, professionalism and regulatory compliance. The Company’s proprietary point-of-sale and loan management system tracks certain key transactional performance measures, including pawn loan yields and merchandise sales margins, and permits a store manager or clerk to instantly recall the cost of an item in inventory and the date it was purchased, including the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor, in real time, each store’s operations, including merchandise sales, service charge revenue, pawn loans written and redeemed and changes in inventory.

The Company maintains a well-trained audit and loss prevention staff which conducts regular store visits to verify assets, loans and collateral, and test compliance with regulatory, financial and operational controls. Management believes the current operating and financial controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Pawn Store Locations

The Company’s typical large format pawn store is a freestanding building or part of a retail shopping center with dedicated available parking. The Company’s stores in Latin America tend to be smaller than its U.S. stores, located mostly in dense urban markets, which may not have dedicated parking. Management has established a standard store design intended to attract customers and distinguish the Company’s stores from the competition.

As of December 31, 2021, the Company had 2,825 pawn store locations composed of 1,081 stores in 25 U.S. states and the District of Columbia, 1,656 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 13 stores in El Salvador.

The following table details store count activity for the twelve months ended December 31, 2021:

	U.S.	Latin America	Total
Total locations, beginning of period	1,046	1,702	2,748
New locations opened (1)	1	60	61
Locations acquired	46	—	46
Consolidation of existing pawn locations (2)	(12)	(18)	(30)
Total locations, end of period	1,081	1,744	2,825

(1)In addition to new store openings, the Company strategically relocated five stores in the U.S. and two stores in Latin America during the twelve months ended December 31, 2021.

(2)Store consolidations were primarily acquired locations over the past five years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

As of December 31, 2021, the Company’s pawn stores were located in the following countries and states:

Number of Locations
U.S.		Latin America
Texas	447	Mexico:
Florida	87	Estado de. Mexico (State of Mexico)	215
Ohio	63	Veracruz	208
North Carolina	50	Puebla	118
Tennessee	49	Tamaulipas	97
Georgia	43	Baja California	84
Washington	31	Jalisco	78
Louisiana	29	Nuevo Leon	77
Maryland	29	Estado de Ciudad de Mexico (State of Mexico City)	65
Arizona	27	Chiapas	64
Nevada	27	Oaxaca	56
South Carolina	27	Coahuila	49
Colorado	26	Tabasco	49
Illinois	25	Guanajuato	46
Kentucky	24	Hidalgo	46
Indiana	23	Chihuahua	45
Missouri	23	Sonora	41
Oklahoma	17	Quintana Roo	34
Alabama	9	Sinaloa	31
Alaska	6	Michoacan	26
Utah	6	Morelos	26
Virginia	6	Guerrero	25
District of Columbia	3	San Luis Potosi	22
Mississippi	2	Aguascalientes	21
Nebraska	1	Durango	20
Wyoming	1	Campeche	18
U.S. total	1,081	Queretaro	18
		Zacatecas	17
		Yucatan	16
		Tlaxcala	13
		Baja California Sur	12
		Colima	10
		Nayarit	9
			1,656

		Guatemala	60

		Colombia	15

		El Salvador	13

		Latin America total	1,744

Pawn Operations Competitive Environment

The Company encounters significant competition in connection with all aspects of its pawn operations. These competitive conditions may adversely affect the Company’s pawn revenue and profitability and its ability to expand and execute its pawn business strategy. The Company believes the primary elements of competition in the pawn industry are store location, customer service, the ability to lend competitive amounts on pawn loans and to sell popular retail merchandise at competitive prices. In addition, the Company competes with other lenders and retailers to attract and retain employees with competitive compensation programs. Many of the competitors have significantly greater size, financial resources and human capital than the Company.

The Company’s retail business competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own operators, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online classified advertising sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices.

The Company’s pawn lending business competes primarily with other pawn store operators and other specialty consumer finance operators, including online lenders. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. In addition, the Company competes with other non-pawn lenders, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may and do lend money on terms more favorable than those offered by the Company.

Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 7,000 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. Of these two, the Company has the higher store count and the largest market capitalization as of December 31, 2021, and the Company believes it is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico.

Retail POS Payment Solutions Operations

On December 17, 2021, the Company completed the AFF Acquisition, resulting in AFF becoming a wholly owned subsidiary of and new business line for the Company. AFF facilitates customized LTO and retail finance programs to its merchant partners that allows those merchant partners to complete sales by providing their customers with an attractive retail POS payment solution. Customers can apply for AFF’s products online or through their mobile devices and complete the process electronically or in person at one of AFF’s merchant partner locations. AFF primarily serves customers who are credit-constrained who may not qualify for prime or near prime retail payment options. On a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021, AFF would have accounted for 27% of the Company’s total revenues during 2021.

Products Offered by AFF

AFF’s merchant partners provide financing of consumer goods and services to their customers using one of AFF’s retail POS payment options, including an LTO product, a merchant-based retail installment sales agreement (“RISA”) or a bank-originated installment loan to facilitate payments on such transactions. The merchant partners generally choose a single solution from one of these three available options to offer to their customers at a given location. The merchant’s selection of the appropriate retail POS payment option depends upon which payment options are allowable under applicable state law, whether AFF’s bank partner makes loans in the state where the merchant is located and by the products or services offered by the merchant. The majority of AFF’s originations are facilitated with the LTO product, with retailers of tangible personal property most commonly using the LTO product. The RISA and bank-originated products are more commonly offered in situations where services are being offered by the merchant. Each of these retail POS payment options is subject to AFF’s (or AFF’s partner bank’s) proprietary technology-driven decisioning process as further described below. AFF’s ability to customize the technology and offer a choice between retail POS payment options gives its merchant partners the advantage of flexibility.

The following is a description of the three primary retail POS payment options offered by AFF:

•LTO - LTO transactions involve the purchase by AFF of tangible personal property directly from the merchant partner and a subsequent lease of that merchandise by AFF to the customer. The customer has the right to acquire ownership of the leased merchandise either through an early buyout option, another early purchase option after the early buyout option expires, or through payment of all required lease payments. To take advantage of the early buyout option, the customer generally has between 90 and 105 days to pay the cash price of the leased merchandise, plus a nominal early buyout fee. The customer can still utilize an early purchase option after the 90 to 105-day period and obtain ownership early, while also saving money, by paying a certain percentage of the remaining lease payments (usually established by applicable state law). The customer can also obtain ownership of the merchandise by simply paying all of the remaining lease payments as they become due. Conversely, the customer has the right to cancel the lease at any time by returning the merchandise and making all scheduled payments due through the minimum lease holding period, which is typically 60 days. Leased merchandise contracts can typically be renewed for between six to 24 months. AFF offers the LTO retail POS payment option to merchant partners in 44 U.S. states, the District of Columbia and Puerto Rico and it accounted for 64% of AFF’s total revenues for the full year ended December 31, 2021 on a pro forma basis.

•RISA - The RISA transaction involves the purchase of either tangible personal property or services from the merchant partner by the customer. The customer enters into a RISA with the merchant and AFF subsequently purchases the RISA from the merchant partner and services the account through the end of the contractual term. The customer can take advantage of an early payoff discount whereby the customer generally has between 90 and 105 days to pay the original principal amount, plus a nominal early payoff discount fee (equal to or less than the accrued interest charges), without incurring any additional interest charges. RISA finance receivables typically have a term ranging from six to 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. AFF facilitates the RISA retail POS payment option with merchant partners in 20 U.S. states and it accounted for 18% of AFF’s total revenues for the full year ended December 31, 2021 on a pro forma basis.

•Bank-originated installment loans - The customer enters into an installment loan directly with FinWise Bank (the “Bank”) for the purchase of a good or service from the merchant partner. After origination of the loan by the Bank, AFF purchases the rights to the cash flows of the loan from the Bank, but does not purchase the loan itself. AFF then assumes responsibility for sub-servicing the loan on behalf of the Bank for the remaining term of the loan. The customer can take advantage of an early payoff discount, whereby the customer generally has between 90 and 105 days to pay the original principal amount (including any origination fee) without paying any interest charges. Bank-originated loans typically have a term ranging from six to 24 months and can be either secured by tangible personal property or unsecured. Approximately 28% of these loans are not related to the purchase of property or services but rather are loans with cash proceeds issued directly to the customer. The bank-originated installment loan retail POS payment option is made available to merchant partners in 34 U.S. states and it accounted for 18% of AFF’s total revenues for the full year ended December 31, 2021 on a pro forma basis.

Decisioning Process

AFF has made substantial investments in the development of its unique and proprietary decisioning platform that is customizable to individual merchants and/or merchandise categories. The platform is supported by an experienced and robust data science team that use data analytics to continually improve the performance of the decisioning platform. This proprietary decisioning platform is used to determine whether a particular applicant meets AFF’s (or the Bank’s as applicable) LTO, RISA or loan qualifications for a particular amount. The sophisticated algorithms consider external and internal data points beyond traditional credit scores, allowing AFF or the Bank to approve customers that do not have a credit score. Over 90% of AFF applications submitted are automatically decisioned within 10 seconds on average, creating a highly efficient, scalable model.

While the Bank partner utilizes AFF’s technology platform to process and evaluate consumer applications originated by the Bank, all credit underwriting and approval criteria used by the Bank to underwrite the loans are provided and approved by the Bank.

Servicing & Collections Process

The amount of a customer’s contractual periodic payment (i.e., weekly, bi-weekly, semi-monthly, or monthly) is generally based on a customer's pay frequency and the term of the contract. Customer payments are typically processed through automated clearing house payments or debits to the customer’s payment card (e.g., through a Visa or MasterCard network). Consumers can choose between scheduling automated payments to process on their accounts or make manual, non-recurring payments on each due date. If a payment attempt is unsuccessful, collection activities are managed through AFF’s call centers and/or AFF’s network of third-party debt collection agencies. The call center contacts customers through several communication channels to encourage the customer to keep their lease, RISA or loan current and discuss all available payment options. See “Item 1. Business—Government Regulation” for further information about applicable collections laws AFF is subject to.

Customer Service

AFF believes its strong focus on building a positive relationship with the customer and ensuring high levels of customer satisfaction generates repeat customer business and long-lasting relationships with its merchant partners. This focus on customer service begins on day one with a phone call or email from AFF’s customer service team to welcome new customers to AFF, answer any questions they may have about their new account and confirm they are aware of their repayment schedule. Existing customers have access to AFF’s customer service team at all times to answer questions about their lease, RISA or loan or to provide comments or complaints about merchant partners. For those customers that utilize AFF’s LTO solution and wish to cancel their lease, AFF’s customer service team can also assist with the cancellation process.

AFF has also made significant investments to make the application process for its LTO, RISA or loan products user-friendly for its customers. AFF customers can apply for the AFF products via text-2-apply, QR codes, web applications on merchant websites, merchant portal applications, in-cart plug-in experiences and third-party waterfall applications. Upon submission of an application, AFF’s platform typically communicates a decision within seconds, providing a near immediate response to the customer. The customer then purchases goods or services using one of AFF’s retail POS payment options and makes scheduled payments, which can be managed by the customer via phone or online.

Merchant Relationships

AFF believes that its highly customizable LTO, RISA and loan products offer significant value to merchant partners. AFF’s products can help drive further sales for these merchants by helping these merchants reach credit-constrained customers through the offer of AFF’s financing solutions. AFF also constantly monitors consumer preferences and trends to ensure that the solutions offered through their merchant partners are aligned with the needs of the merchant partner and its customers.

AFF markets to new merchants through various channels including field sales representatives, national sales, independent sales representatives, buying groups, AFF’s website and strategic integrations via waterfall lending platforms. AFF takes great care in adding quality merchant partners that meet AFF’s high standards. To assure this quality, each prospective merchant goes through a rigorous vetting and approval process. Once a merchant partner is approved, they must sign a merchant agreement that identifies the roles and responsibilities of both the merchant and AFF. Merchants also receive appropriate training so they can properly represent AFF’s retail POS payment solutions to their customers and ensure regulatory compliance.

Existing merchant partners are subject to regular monitoring. AFF’s monitoring procedures are designed to identify merchant partners that do not meet AFF’s merchant standards. Merchant partners are subject to suspension and/or termination if, based upon the results of AFF’s monitoring, they are found to be out of compliance with the merchant agreement, have low lease or loan quality performance, have elevated customer complaint volume or fail to comply with applicable law.

AFF currently has a large network of over 6,500 active retail merchant partner stores and e-commerce platforms offering its leasing and financing products. Those merchant partners offer a wide array of goods and services spanning 26 vertical channels. The following table shows the percentage of AFF's pro forma 2021 originations attributable to these vertical channels:

Year Ended December 31, 2021
Furniture	61%
Automotive	15%
Jewelry	5%
Other	19%
Total	100%

A significant portion of AFF’s revenue is concentrated with its top merchant partners. While this concentration has provided AFF with opportunities for growth, the increasing size and importance of individual merchant partners creates a certain degree of exposure to potential transaction volume loss. On a pro forma basis, after giving effect to the AFF Acquisition as if it had closed on January 1, 2021, AFF’s top five merchant partners accounted for an aggregate of 16% of combined pro forma 2021 revenues. For a discussion of the risks associated with the possible loss of one of AFF’s top merchant partners or a significant reduction in transaction volumes with one of its top merchant partners, refer to “Item 1A. Risk Factors.”

Retail POS Payment Solutions Business Strategy

AFF’s business model is primarily driven by a scalable technology-based platform that does not require significant increases in operating overhead to support incremental origination growth. Thus, AFF generally achieves more operating leverage as transaction volume grows. Additionally, AFF does not have any of the costs associated with operating physical stores, the personnel needed to operate physical store locations, or any of the costs associated with buying, storing and shipping inventory.

AFF’s business strategy is to continue building market share through additional expansion of both its brick-and-mortar and online merchant base, while increasing customer utilization rates by continuous improvement and enhancement of its omni-channel user experience. AFF continues to expand on its digital marketing and search engine optimization strategies to harvest more consumer searches and to drive quality repeat customers back to its merchant partners. With an ongoing focus toward improving application conversion rates combined with an enhanced risk segmentation of its applications, AFF believes that it has numerous opportunities to gain additional market share and expand its large and fast-growing merchant and customer base to achieve greater levels of revenue and profitability.

Expand Utilization with Existing Merchant Partners and Customers

AFF strives to be the preferred provider of retail POS payment solutions in all of its merchant partner locations. AFF will continue to promote and build relationships with existing customers and merchants and believes there is an opportunity to increase the share of existing merchants’ overall transaction volumes. AFF has made, and intends to continue to make, investments in its marketing team to drive awareness of AFF’s products at its merchant partners to increase utilization and encourage repeat business through increased marketing directly to AFF’s customers.

Pursue New Merchant Partners

AFF believes there are many more untapped traditional and e-commerce merchants providing goods and services to customers that could benefit from offering AFF’s retail POS payment solutions. Utilizing its dedicated national, regional and local sales teams, AFF will continue to pursue and add new merchant partners.

Increase E-Commerce Transaction Volume

AFF currently derives the majority of its transaction volume through traditional brick-and-mortar retail partners. With the continued growth of e-commerce, AFF believes there is significant opportunity to grow transaction volume through increased e-commerce penetration, both at existing e-commerce merchant partners and with new e-commerce merchants. AFF believes its customizable decisioning platform and customer experience is highly scalable for e-commerce retailers and provides these retailers with compelling financing solutions for credit-constrained consumers. AFF has made, and intends to continue to make, investments in its sales team to help capture these e-commerce opportunities.

Continue Enhancement of Proprietary Decisioning Platform

AFF employs a dedicated data science team to develop, monitor and effectively manage its proprietary data analytics and decisioning platform. As it continues to generate originations, the transaction volume is expected to increase AFF’s internal customer and transactional data set available for analysis, thereby improving the effectiveness of AFF’s decisioning model. As its dedicated data science team continues to further analyze both internal and external data, the Company believes there is room for continued improvement to the decisioning model that would allow for a greater percentage of applicants being approved, thereby increasing originations, while also becoming more effective in predicting the ability of its applicants to repay their lease, RISA or loan, thereby reducing charge-offs.

Retail POS Payment Solutions Competitive Environment

AFF’s retail POS payment solutions business competes with national, regional and local LTO stores, virtual LTO companies, rental stores that do not offer their customers a purchase option and various other types of consumer finance companies that may enable customers to shop at traditional or online retailers on credit. In addition, banks and consumer finance companies are developing POS payment products and services designed to compete for the credit-constrained customer. AFF also competes with traditional and e-commerce retailers and traditional and online sellers of new and used merchandise for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service, store location and lease and loan terms.

Intellectual Property

The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions, to protect its proprietary technology, processes and other intellectual property.

The Company’s competitors may develop products that are similar to its technology, such as the Company’s proprietary pawn point-of-sale and loan management software, AFF’s proprietary lease, financing and loan management software, AFF’s proprietary decisioning platform and other developed technology. The Company enters into agreements with its employees, consultants and partners, and through these and other confidentiality or non-compete agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company’s efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop products with the same functionality as its solutions. Policing all unauthorized use of the Company’s intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

Environmental, Social and Governance (ESG)

Pawnshops are neighborhood-based stores which contribute to the modern “circular economy.” Each of the Company’s 2,825 pawn locations provide a quick and convenient source of small, non-recourse pawn loans and a neighborhood-based market for consumers to buy and resell pre-owned and popular consumer products in a safe environment. The Company is committed to environmental sustainability, providing customers with rapid access to capital and operating its business in a manner that results in a positive impact on its employees, communities and the environment.
Environmental Sustainability

The Company’s pawn business extends the lifecycle and utilization of popular consumer products. Most of the Company’s merchandise inventories are pre-owned items sourced directly from local customers in each store’s immediate geographic neighborhood. In effect, the Company operates a large consumer product recycling business by acquiring pre-owned items, including unwanted or unneeded jewelry, electronics, tools, appliances, sporting goods and musical instruments from individual customers and resells them to other customers desiring such products within the same neighborhood. By being a large reseller of pre-owned items, the Company believes it extends the life of these products and helps reduce demand for newly manufactured and distributed products, thereby reducing carbon emissions and water usage, resulting in a positive impact to the environment.

The Company estimates that it resold approximately 11 million used or pre-owned consumer product items in its pawn stores during 2021, with a commercial value of approximately $1.1 billion. In addition, the Company recycles significant volumes of precious metals and diamonds whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2021, the Company estimates that it recycled over 38,000 ounces of gold and over 19,000 carats of diamonds with a combined market value of approximately $57.2 million. This process helps reduce demand for mined precious metals and diamonds, thereby reducing carbon emissions and water usage.

Unlike most brick-and-mortar or online retailers, the Company does not rely on supply chains or manufacturing of its inventories as it sources the majority of its inventory from forfeited pawn loan collateral and merchandise purchased directly from customers. Accordingly, the Company does not own, operate or contract for any manufacturing, supply chain, warehousing or distribution facilities to support its pawn operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores, and only a very small percentage of sales require delivery service. The Company does not own, lease or operate any long-haul trucks to support its 2,825 pawn locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. The Company is working to further reduce energy consumption by retrofitting buildings with LED lighting and reducing corporate travel by utilizing remote work and meeting technologies.

Pawn Loans Offer Safe Lending Solutions in Underserved Communities

It is estimated by multiple studies and surveys that approximately 25% of U.S. households remain unbanked or under-banked. In Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the population in countries such as Mexico. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or buying merchandise from its customers. The average credit provided by the Company’s pawn business to a customer is $222 in the U.S. and $77 in Latin America. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer micro credit products of this size.

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

The Company promotes a strong corporate culture which emphasizes ethics, accountability and treating customers fairly. This culture is supported by a governance framework with board level oversight of the Company's compliance and internal audit functions and includes the following:

•The Company’s lending operations are licensed and supervised in every jurisdiction in which the Company operates, and it is subject to regular regulatory exams in almost all of these jurisdictions.
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

The Company has also established relationships and supports certain foundations and social programs in Mexico, which provide internships, reading initiatives and recycling programs for disadvantaged citizens.

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified and diverse workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships and job fairs. The workforce of the Company’s pawn business is composed primarily of employees who work on an hourly basis. The AFF business also relies on customer service personnel that are also primarily hourly employees. In order to increase retention among its hourly employees, the Company is focused on providing competitive and attractive wages and benefits, which includes a store-level profit-sharing program for its pawn store employees and extensive training and advancement opportunities as well as fostering a diverse, safe, healthy and secure workplace.

The Company believes that it complies with all applicable state, local and international laws governing nondiscrimination in employment in jurisdictions in which the Company operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

Employee Profile and Diversity

As of December 31, 2021, the Company had approximately 17,000 employees across five countries (the U.S., Mexico, Guatemala, Colombia and El Salvador). The Company employed approximately 6,400 employees in the U.S. as of December 31, 2021, including approximately 800 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 10,500 employees in Latin America as of December 31, 2021, including approximately 900 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements.

Global Gender Demographics

Among the Company’s global workforce as of December 31, 2021, 56% identify as women and 44% as men. In management positions for the Company’s global operations, 53% identify as women and 47% as men as of December 31, 2021.

U.S. Race and Ethnicity Demographics

Of all U.S. employees as of December 31, 2021, 48% identify as Hispanic, 17% as Black, 1% as Asian, 4% as two or more races or Other and 30% as White. Among managers in the Company’s U.S. operations, 47% identify as Hispanic, 14% as Black, 1% as Asian, 3% as two or more races or Other and 35% as White as of December 31, 2021.

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

The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely conduct transactions at each location. The COVID-19 pandemic presented unprecedented challenges in many parts of the Company’s business and operations, including with respect to keeping employees safe. Accordingly, the Company developed and implemented new procedures and protocols to minimize the risk to the health and safety of its employees while allowing the Company to continue to operate its pawnshops and serve its customers. The Company implemented social distancing and mask-wearing protocols in its stores and corporate offices, remote working for its corporate employees, provided additional cleaning supplies to facilitate the sanitation of high traffic areas, installed plexiglass dividers at store point-of-sale counters and prohibited all domestic and international non-essential travel for all employees, among other things. The Company continues to actively monitor its COVID-19 safety protocols and updates these protocols to respond to the current situation in its specific geographies.

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

Governmental Regulation

General Overview

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation through various laws, regulations, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America, all of which are constantly evolving and subject to potentially significant changes. These statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures, as well as maximum interest rates/finance charges or leasing fees (as applicable), consumer disclosures, contractual terms and other matters directly related to the Company’s retail POS payments solutions platform activities. The Company is also required to obtain and maintain regulatory licenses and comply with regular or frequent regulatory reporting and registration requirements. In general, the regulatory regimes to which the Company are subject are increasingly focused on consumer finance companies serving credit-constrained customers and any of these agencies or authorities may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as the Company’s. In addition, the current presidential administration has taken a more aggressive enforcement stance against consumer finance companies serving credit-constrained customers like the Company.

For a discussion of the risks related to the Company’s regulatory environment, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks.”

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over the Company’s activities and its business is subject to a variety of federal laws, including but not limited to the following:

Federal Trade Commission (“FTC”) Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) - The FTC and the Consumer Financial Protection Bureau (the “CFPB”), regulate advertising, marketing of and practices related to financial products and services. The FTC is charged with preventing, investigating and remediating unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. The CFPB also has the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, confidential memorandums of understandings, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. The Company was recently named as a defendant in a lawsuit brought by the CFPB alleging violations of the Military Lending Act (“MLA”) as discussed elsewhere herein. For a discussion of the risks to the Company’s business related to CFPB regulation, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks and General Economic and Market Risks.”

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule does, however, define consumer loan products, both short-term loans and installment loans offered by the Company before June 30, 2020, as loans covered under the rule. The SDL Rule also defines some of the RISA transactions that AFF purchases and some of the installment loans that AFF sub-services as loans covered under the rule.

Electronic Fund Transfer Act (“EFTA”) - The EFTA and its implementing Regulation, Regulation E, is a consumer protection law affecting electronic fund transfers, including one-time and recurring preauthorized transactions. Consumers with whom the Company conducts business may elect to repay through the use of electronic funds transfers, requiring the Company to obtain the appropriate authorization from the consumer to enter into such transactions. The EFTA imposes certain disclosure and practice restriction requirements upon the Company, and at the same time grants certain rights to consumers.

MLA - The MLA requires the provision of certain disclosures at certain times and restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration, if a dispute arises concerning the consumer credit product. The MLA covers overdraft lines of credit, pawn loans and certain vehicle-secured and unsecured credit products and restricts the Company’s ability to offer its products to military personnel and their dependents to the extent any such products have a MAPR greater than 36%. Failure to comply with the MLA may limit the Company’s ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm its business. Compliance with the MLA is complex, increases compliance risks and related costs and limits the potential customer base of the Company. The Company was recently named as a defendant in a lawsuit brought by the CFPB alleging violations of the MLA as discussed elsewhere herein.

Servicemembers Civil Relief Act (“SCRA”) - The federal SCRA and similar state laws apply to certain transactions between the Company and servicemembers called to active duty in the United States military as defined within the SCRA, and may include reservists and members of the National Guard. The SCRA limits the rate of interest a covered servicemember may be charged, including certain fees, as well as the actions that can be taken while the consumer is a covered servicemember, including limitations on the ability to maintain legal action and obtain default judgments.

Truth in Lending Act (“TILA”) - TILA and its implementing regulations known as Regulation Z require creditors to deliver disclosures to borrowers during the life cycle of a loan, including when publishing certain advertisements, at application, at account opening and at consummation. The requirements may vary based upon product type (e.g., open-end versus closed end credit products), as well as the timing and nature of certain events (e.g., post-consummation events). These disclosures include, among other things, the total amount of the finance charges and annualized percentage rate.

Anti-money laundering and economic sanctions - The Company is subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which it must maintain an anti-money laundering compliance program covering certain of its business activities.

Gramm-Leach-Bliley Act (“GLBA”) - The Company is subject to various federal and state laws and regulations relating to privacy and security of consumers’ nonpublic personal information. Under these laws, including the GLBA and Regulation P promulgated thereunder, the Company must disclose its privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The Company may also be required to provide an opt-out to certain sharing. The GLBA and other laws also require the Company to safeguard personal information. The FTC regulates the safeguarding requirements of the GLBA for non-bank lenders through its Safeguard Rules.

Fair Credit Reporting Act (“FCRA”) - The Company is subject to the FCRA and its implementing regulation known as Regulation V, as both a user of consumer reports and a furnisher of consumer credit information to credit reporting agencies. The FCRA regulates the use of consumer reports and reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, including when an adverse action, such as a loan declination, is based on information contained in a consumer report. The Company only obtains and uses consumer reports subject to the permissible purpose requirements under the FCRA, which also permits the Company to share its experiential information, information obtained from consumer reporting agencies and other customer information with affiliates. The Company complies with notice and opt out requirements for prescreen solicitations and for certain information sharing under the FCRA, and conducts reasonable investigations of disputes as applicable. The Company also has implemented an identity theft prevention program to fulfill the requirements of the Red Flags Regulations and Guidelines issued under the Fair and Accurate Credit Transactions Act (the “FACTA”).

Anti-corruption - The Company is subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other similar laws in other jurisdictions which generally prohibit companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

Brady Handgun Violence Prevention Act (“Brady Act”) - Each U.S. pawn store location that handles pawned firearms or buys and sells firearms must comply with the Brady Act. The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with releasing, selling or otherwise disposing of firearms. In addition, the Company must also comply with various state law provisions and the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent record of all receipts and dispositions of firearms.

Telephone Consumer Protection Act - The Company is also subject to the Telephone Consumer Protection Act and its implementing regulations (together, the “TCPA”) and the regulations of the Federal Communications Commission. The TCPA regulates the delivery of live and prerecorded telemarketing calls, non-marketing calls to cell phones through the use of an automated telephone dialing system, fax advertisements and text messages. For example, under the TCPA, it is unlawful to make many of these types of communications without the prior consent of the recipient. The TCPA also established a federal do-not-call registry with the Telemarketing Sales Rule. The Company maintains policies and procedures reasonably designed to comply with the TCPA.

U.S. State and Local Regulations

Pawn Business - The Company operates pawn stores in 25 U.S. states and the District of Columbia, all of which have licensing and/or fee regulations on pawnshop operations and employees, and are subject to regular state level regulatory audits. In general, state statutes and regulations establish licensing requirements for pawnbrokers and may regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, reporting of daily transactions, and adherence to local law enforcement “do-not-buy-lists” by checking law enforcement created databases.

AFF Business - In addition to federal regulatory oversight, currently, nearly every state specifically regulates LTO transactions via state statutes and regulations. This includes states in which the POS payments platform operates through existing merchant partners. The scope of state LTO regulation, including permissible rental rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the total cost of ownership and fees that may be charged. Most state LTO laws require LTO companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of an item, any other charges that may be imposed and miscellaneous other items. The more restrictive state LTO laws limit the retail price for an item, limit the total cost of ownership that a customer may be required to pay to obtain ownership of an item, or regulate the "cost-of-rental" amount that lease-to-own companies may charge on lease-to-own transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Where licensing or registration is required, the Company is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of leases and other administrative enforcement actions.

Some states also specifically regulate via statutes and regulations the RISA transactions that AFF purchases from merchants. The scope of state RISA regulation varies from state to state. Most state RISA laws require certain consumer-facing disclosures. Some state RISA laws require AFF, as a purchaser of RISA transactions, to obtain a license or file a registration or notification with the applicable state regulator. Where licensing or registration is required, AFF is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of RISA transactions and other administrative enforcement actions.

In addition, from time to time, state regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward the Company’s industry, or toward certain companies within the industry. For example, on January 6, 2022, AFF received a subpoena from the New Jersey Attorney General’s office requesting information related to AFF’s partnership with the Bank and the bank loans with New Jersey consumers that AFF sub-services. AFF is in the process of providing the requested documents.

Mexico Regulations

The Company’s pawn business in Mexico is subject to various federal, state and local regulatory regimes affecting the pawn industry, as well as general business regulations in the areas of tax compliance, customs, consumer protections, anti-money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

Procuraduria Federal del Consumidor (“PROFECO”) - The Company’s pawn business in Mexico is regulated by PROFECO, Mexico’s primary federal consumer protection agency, which requires the Company to annually register its pawn stores, approve pawn contracts and disclose the interest rate and fees charged on pawn transactions.

PROFECO regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops, including retail operations, consumer disclosures and establishes reporting requirements and requires all pawn businesses and their owners to register annually with and be approved by PROFECO in order to legally operate. In addition, all operators must comply with additional customer notice and disclosure provisions, bonding and insurance requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) or suspicious transactions on a monthly basis to states’ attorneys general offices. There are significant fines and sanctions, including license revocation and operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations.

Anti-Money Laundering - Mexico’s anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposes strict maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions.

Privacy Laws - Mexico’s Federal Personal Information Protection Act requires companies to protect their customers’ personal information, among other things.

Mexico State and Local Regulations

Certain state and local governmental entities in Mexico also regulate pawn and retail businesses through state laws and local zoning and permitting ordinances. For example, in certain states where the Company has significant or concentrated operations, states have enacted legislation or implemented regulations which require items such as special state operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, strict customer identification controls, collateral ownership certifications and/or detailed and specified transactional reporting of customers and operations. Certain other states have proposed similar legislation but have not yet enacted such legislation. Furthermore, certain municipalities in Mexico have attempted to further regulate or limit the operation of new and existing pawn stores through additional local business licensing, such as operating licenses, signage permits and safety permits, in addition to reporting requirements and the enactment of transaction taxes on certain pawn transactions. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

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

FirstCash Website

The Company’s primary websites are www.firstcash.com and www.americanfirstfinance.com. The Company makes available, free of charge, at its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risk Factor Summary

Risks Related to the Company’s Strategy, Business and Operations

•The Company faces significant competition from banks, credit unions, internet-based lenders, point-of-sale consumer finance companies, other short-term consumer lenders, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company.
•A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.
•The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy and drive organic growth.
•The inability to successfully identify attractive acquisition targets, realize administrative and operational synergies and integrate completed acquisitions could adversely affect results.
•The Company depends on its senior management and hiring, training and retaining an adequate number of qualified employees to run its businesses.
•Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.
•The Company’s businesses are typically subject to seasonality, which causes the Company’s revenues and operating cash flows to fluctuate.
•The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in Latin American markets.
•Changes impacting international trade and corporate tax and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Regulatory, Legislative and Legal Environment

•The Company is the subject of a lawsuit initiated by the CFPB alleging violations of the MLA and the Company’s predecessor company’s consent order with the CFPB.
•The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America and consumer finance companies that serve credit-constrained consumers, like the Company, face increasing regulatory scrutiny under the current presidential administration and regulatory environment.
•The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.
•If AFF’s originating bank partner model is successfully challenged or deemed impermissible, it could be found to be in violation of licensing, interest rate limit, lending or brokering laws and face penalties, fines, litigation or regulatory enforcement.
•Media reports, statements made by regulators and elected officials and public perception in general of pawnshops, LTO and retail finance products for credit-constrained consumers as being predatory or abusive could materially adversely affect the Company’s businesses.
•Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
•The sale and pawning of firearms, ammunition and certain related accessories is subject to current and potential regulation.

Risks Related to the AFF Acquisition and Business

•The Company may fail to realize all of the anticipated benefits of the AFF Acquisition, or those benefits may take longer to realize than expected. The Company may also encounter significant difficulties in integrating the AFF business.
•The AFF business is dependent on merchant partners for its transaction volume and its growth is primarily driven by its ability to attract additional merchants and retain and grow its relationships with its existing merchant partners.
•The AFF business derives a significant portion of its revenue from several top merchant partners. The loss of business or platform support from one or more of these top merchant partners could have a material adverse effect on the AFF business.
•The AFF business relies extensively on its proprietary decisioning platform and if such platform is not effective, it could have a material impact on the AFF business and its financial condition and results of operations.
•If the AFF business is unable to collect on its leases, RISAs and bank loans, the performance of its lease and loan portfolio would be adversely affected.

Risks Related to Tax and Financial Matters

•The Company’s existing and future levels of indebtedness and any potential earnout payments payable in connection with the AFF Acquisition could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.
•Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.
•Unexpected changes in both domestic and foreign tax laws and policies could negatively impact the Company’s operating results.

Risks Related to Economic and Market Environment

•The COVID-19 pandemic has adversely impacted, and may materially and adversely impact in future periods, the Company’s business and results of operations.
•A sustained deterioration of economic conditions or an economic crisis and government actions taken to limit the impact of such an economic crisis could reduce demand or profitability for the Company’s products and services which would result in reduced earnings.
•The price of the Company’s common stock has fluctuated substantially over the past several months and may continue to fluctuate substantially in the future.

Strategic and Business Risks

Increased competition from other pawnshops, point-of-sale consumer finance companies, other short-term consumer lenders, governmental entities and other organizations offering similar financial services and retail products offered by the Company could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, branch-based consumer loan or finance companies, internet-based lenders, LTO stores, point-of-sale, LTO and consumer finance providers, banks, credit unions and various other types of consumer finance companies that serve the Company’s primarily credit-constrained customer base. In addition, banks and consumer finance companies are developing retail POS payment products and services designed to compete for the credit-constrained customer, many of which have greater financial resources and brand recognition than the Company. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of the Company’s pawn transactions or in AFF’s transaction volumes, resulting in lower levels of revenue and earnings.

Furthermore, the Company’s retail pawn operations have many competitors, such as retailers of new and pre-owned merchandise, other pawnshops, thrift shops, online retailers of new and pre-owned merchandise, online classified advertising sites, social media platforms and online auction sites. Many consumers view these competitors as a safer, more price competitive or convenient option for acquiring similar products to what the Company sells. AFF also competes with many of these retailers for consumers desiring to purchase lower cost merchandise for cash or on credit.

In Mexico, the Company’s pawn stores also compete directly with government sponsored or affiliated non-profit foundations operating pawn stores. The Mexican government could take regulatory or administrative actions that would harm the Company’s ability to compete profitably in the Mexico market.

Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and inventory turnover rates in the Company’s retail operations.

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base and merchant partners, in the case of the AFF business, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, public health and safety issues, fuel prices, interest rates, government sponsored economic stimulus programs, social welfare or benefit programs, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. The AFF business also competes in an industry that is subject to significant technological change and disruption and AFF’s ability to meet the needs of both merchants and consumers is dependent on its ability to adequately adapt and respond to these changes.

The Company’s retail sales depend in large part on sufficient inventory levels driven primarily by forfeited collateral on pawn loans. If demand for pawn loans decreases, inventory levels typically decline, which can have a material adverse impact on retail sales.

Should the Company fail to adapt to a significant change in its customers’ demand for, or regular access to, its products, the Company’s revenue could decrease significantly. Even if the Company makes adaptations, its customers or merchants may resist or may reject products or services whose adaptations make them less attractive or less available. In any event, the effect of any product or service change on the results of the Company’s business may not be fully ascertainable until the change has been in effect for some time.

The Company’s organic growth is subject to external factors and other circumstances over which it has limited control or that are beyond its control. These factors and circumstances could adversely affect the Company’s ability to grow.

The success of the Company’s organic expansion strategy is subject to numerous external factors, including regulatory restrictions, general economic conditions and acceptance of the Company’s products. With respect to the Company’s pawn business, organic growth is largely driven by the ability to increase the productivity of its existing stores and successfully open new stores, which new store openings are impacted by the availability of sites with favorable customer demographics, limited competition from other pawn stores, community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to complete construction and obtain utilities in a timely manner. With respect to the AFF business, organic growth is largely driven by the ability of AFF to expand its network of merchant partners, increase utilization of its products at its merchant partners and improve its technology to support increased growth, meet the needs of its merchants and consumers and make effective approval decisions with respect to its products. Some of these factors are beyond the Company’s control. The failure to execute the Company’s organic expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

The inability to successfully identify attractive acquisition targets, realize administrative and operational synergies and integrate completed acquisitions could adversely affect results.

The Company has historically grown, in large part, through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate or in lines of business that are new to the Company, which could make the successful consummation and integration of any such acquisitions more difficult. Attractive acquisition targets may also become increasingly scarce in future periods or in jurisdictions the Company would like to expand its operations in. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy.

The Company’s future success, including its ability to achieve its growth and profitability goals, is dependent on the ability of its management team to execute on its long-term business strategy, which requires them to, among other things: (1) pursue organic growth by opening new pawn stores and expanding AFF’s network of merchant partners, (2) identify attractive acquisition opportunities, close on such acquisitions on favorable terms and successfully integrate acquired businesses, (3) encourage and improve customer traffic at its pawn stores and the utilization of AFF’s products with its existing merchant partners, (4) improve the customer experience at its pawn stores and for AFF’s merchant partners and customers, (5) enhance productivity of its pawn stores, including through investments in technology, (6) control expenses in line with their current projections, (7) keep pace with technological change and improve the Company’s proprietary pawn point-of-sale and loan management system and AFF’s proprietary lease and loan management system and decisioning platform, and (8) effectively maintain its compliance programs and respond to regulatory developments and changes that impact its business. Failure of management to execute its business strategy could negatively impact the Company’s business, growth prospects, financial condition or results of operations. Further, if the Company’s growth is not effectively managed, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement its business strategy and successfully conduct its operations.

Operational Risks

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel.

The Company depends on its senior management to execute its business strategy and oversee its operations. The Company’s senior management team has significant pawn industry experience in both Latin America and the United States as well as public company experience, which the Company believes is unique in the pawn industry. Furthermore, the addition of AFF’s senior management team following the AFF Acquisition, provides the Company with significant experience with retail POS payment solutions for credit-constrained customers. The loss of services of any of the members of the Company’s senior management could adversely affect the Company’s business until a suitable replacement can be found, if at all. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms. Furthermore, a significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations.

The Company depends on hiring, training and retaining an adequate number of qualified employees to run its businesses.

The Company’s pawn business relies heavily on retail employees who work on an hourly basis and AFF relies heavily on sales, information technology, data science and customer service employees. The Company must attract, train, and retain a large number of employees, while at the same time controlling labor costs. In particular, the Company’s in-store positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s pawn stores. There has also been an increase in labor shortages and competition for employees, especially with respect to the Company’s hourly in-store employees, including from retailers and the restaurant industries. The Company also faces meaningful competition for AFF’s salesforce, information technology, call center and data science teams. The lack of availability of adequate employees or the Company’s inability to attract and retain qualified employees, or an increase in wages and benefits to current employees could adversely affect its business, results of operations, cash flows and financial condition.

Furthermore, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs, fines and, in Mexico, costs associated with labor agreements, unions and profit sharing requirements, would increase the Company’s labor costs, which could have a material adverse effect on its business, prospects, results of operations and financial condition.

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems, and reliance on other companies to provide key components of its business systems.

The Company’s business depends highly upon its ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s proprietary pawn point-of-sale and loan management system and AFF depends on its systems to process its transaction volume and effectively decision and service its customers. Furthermore, third-parties provide a number of key components necessary to the Company’s business functions and systems. Any problems caused by these third-parties could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. A shut-down of or inability to access these systems due to a power outage, a cyber-security breach or attack, a breakdown or failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform its day-to-day operations, provide customer service or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.

An important component of the Company’s business involves collection, storage, use, disclosure, processing, transfer and other handling of a wide variety of sensitive, regulated and/or confidential information, including personally identifiable information, for various purposes in its business. The Company has historically maintained minimal personal information with respect to its pawn transactions (primarily name, address and date of birth). However, AFF obtains additional personal information, including social security numbers, dates of birth, bank account and payment card information and data from consumer reporting agencies (including credit report information), increasing the potential risk of unauthorized access to such confidential information. The Company is under constant threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber-attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to prevent future attacks and investigate actual attacks, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the Company’s implementation of significant security measures, including the use of encryption and authentication technology to provide security and authentication to effective secure transmission of confidential information, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third-parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Moreover, the Company may be unable to anticipate cyber attacks, react in a timely manner, or implement adequate preventative or remedial measures. Although the Company monitors its systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that its monitoring efforts will be effective. While the Company has not experienced any material losses relating to cyber attacks or other information security breaches to date, the Company and AFF have been the subject of attempted hacking and cyber attacks and there can be no assurance that the Company will not suffer significant losses or reputational harm in the future.

Additionally, the regulatory environment related to information security and data collection, retention, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches. Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of the Company’s data security measures. Any security breach suffered by the Company or its vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to the Company’s operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and its business could be materially and adversely affected.

Lastly, the Company’s cyber and other insurance policies carry retention and coverage limits which may not be adequate to reimburse for losses caused by security breaches, and the Company may not be able to collect fully, if at all, under these insurance policies.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its pawn stores and certain processing centers, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company also may be subject to liability as a result of crimes at its pawn stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories, including gold and other precious metals, in most of its pawn stores and certain corporate locations. As a result, the Company is subject to the risk of employee and third-party robberies, riots, looting, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks and utilizes various security measures at its facilities, there can be no assurance that robberies, riots, looting, burglaries and thefts will not occur. Robberies, riots, looting, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. However, the insurance program generally has large deductibles and may not be adequate to cover all such losses. The Company could also experience liability or adverse publicity arising from such crimes. Any such event may have a material and adverse effect on the Company’s business, prospects, results of operations and financial condition.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed point-of-sale and loan management system that is in use in its pawn stores and its proprietary decisioning technology that is used by the AFF business. The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

The Company’s businesses are typically subject to seasonality, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to borrow on its unsecured credit facilities, service its debt obligations and fund its operations.

The Company’s U.S. pawn business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks typically in February of each year while demand typically increases during the third and fourth quarters. The AFF business experiences significantly higher originations in the fourth quarter associated with holiday shopping, which also generally positively impacts retail sales in the Company’s pawn stores in the fourth quarter, and reduced demand in the first and second quarters as retail expenditures are generally lower in these quarters. Typically, the Company’s pawn business experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other statutory payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results, its ability to borrow on its unsecured credit facilities, and its ability to service its debt obligations or fund its operations, including originations for the AFF business, could be adversely affected.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s operations and cash management are dependent upon the Company’s ability to maintain retail banking services, treasury management services and borrowing relationships with commercial banks. Actions by federal regulators in the U.S. and other Latin American countries where the Company operates have caused many commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other businesses in the pawn, LTO and consumer finance industries. The Company also relies significantly on outside vendors to provide services related to financial transaction processing (including credit and debit card processors), utilities, store security, armored transport, precious metal smelting, data and voice networks and other information technology products and services. The failure or inability of any of these third-party financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

Regulators and payment processors are scrutinizing certain consumer finance companies’ access to the Automated Clearing House (“ACH”) system to disburse and collect proceeds and repayments for consumer finance products, and any interruption or limitation on the Company’s ability to access this critical system would materially adversely affect its business.

It has been reported that actions, referred to as Operation Choke Point, by the U.S. Department of Justice (the “Justice Department”) the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain lenders that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both).

In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer finance companies who are operating legally, without regard to whether those companies are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide ACH payment processing services and could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for these services. Furthermore, the Company also relies on credit card companies and payment processors for a significant portion of its retail sales as well as payments on its pawn loans, LTO, RISA and bank loan products. These companies may decide to cease doing business with the Company due to regulatory or reputational concerns. If the Company is unable to maintain access to needed services on favorable terms, the Company would have to materially alter, or possibly discontinue, some or all of its business if alternative processors are not available.

Regulatory, Legislative and Legal Risks

The Company is the subject of a lawsuit initiated by the CFPB alleging violations of the MLA and the Company’s predecessor company’s 2013 CFPB consent order and a purported securities class action.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA. The CFPB also alleges that FirstCash, Inc. violated a 2013 CFPB order against its predecessor company that, among other things, required the predecessor company to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil money penalty. While the Company intends to vigorously defend itself against the allegations in the case, it cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations from the lawsuit may have on the Company. An unfavorable determination in the lawsuit could result in the payment of substantial monetary damages, which could have a material effect on the Company’s business, results of operations or financial condition. The Company may also be required to modify its business practices in the event of an unfavorable determination in the lawsuit, which could impact demand for its products and customer satisfaction. Further, the legal costs associated with the lawsuit, which may not be covered by insurance, and the amount of time required to be spent by management and the Board of Directors on this matter, even if the Company is ultimately successful, could have a material effect on its business, financial condition and results of operations. Furthermore, due to the impact of the announcement of the CFPB’s action on the Company’s stock price, the Company has become subject to a purported securities class action related to the CFPB’s lawsuit and may become subject to further related litigation. An unfavorable result in these matters could also have a material impact on the Company’s financial condition and results of operations.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. If changes in regulations affecting the Company’s pawn business or the AFF business create increased restrictions, or have the effect of prohibiting pawn loans or POS payment products in the jurisdictions where the Company currently operates, such regulations could materially impair or reduce the Company’s business and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. Federal and state regulatory authorities are increasingly focused on consumer finance and retail POS payment products for credit-constrained consumers such as those offered by the Company. The Company faces the risk that restrictions or limitations on pawn loans and retail POS payment products resulting from the enactment, change, interpretation or enforcement of laws and regulations in the U.S. or Latin America could have a negative effect on the Company’s business activities. In addition, certain consumer advocacy groups, federal, state and local legislators and governmental agencies have also asserted that rules, laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions, POS payment products and buy/sell agreements to consumers. Moreover, the Company expects the current presidential administration to devote substantial attention to consumer protection matters, including more aggressive enforcement actions, and, as a result, businesses transacting with credit-constrained consumers could be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing the Company’s industry are adopted. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative, administrative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

In particular, with respect to the Company’s pawn business, restrictions and regulations such as licensing requirements for pawn stores and their employees, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates, loan service fees, or other fees have been and continue to be proposed. Adoption of such federal, state or local regulation or legislation in the U.S. and Latin America could restrict, or even eliminate, the availability of pawn transactions and buy/sell agreements at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

In addition, certain aspects of the AFF business, such as the content of its advertising and other disclosures to customers about transactions, its collection practices, the manner in which AFF contacts its customers, the decisioning process regarding whether to enter into a transaction with a potential customer, its credit reporting practices and the manner in which it processes and stores certain customer, employee and other information are subject to federal and state laws and regulatory oversight. These applicable state and federal privacy laws will require AFF to design, implement and maintain different types of privacy- and access-related compliance controls and programs simultaneously in multiple states, thereby further increasing the complexity and cost of compliance.

Moreover, certain states limit the total amount or rate of finance charge that AFF may charge a customer in order for the customer to achieve ownership of the leased merchandise at the end of the lease term. Additional states may elect to implement similar limits or states with existing limits may elect to further lower the total cost that AFF may charge a customer to achieve ownership of the leased merchandise at the end of the lease term, which could have an adverse effect on the Company’s results of operation and financial condition.

The complexity of the political and regulatory environment in which the Company operates and the related cost of compliance are both increasing due to the changing political landscape, additional legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally are vague or conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations such as those outlined elsewhere in these risk factors may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

The FTC and the CFPB have regulatory, supervisory and enforcement powers over providers of consumer financial products and services in the U.S., and each could exercise its enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

The FTC is charged with preventing unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices. To this end, the FTC and CFPB have been exercising their supervisory and investigative powers over certain non-bank providers of consumer financial products and services. In particular, both the FTC and CFPB have the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of some federal consumer laws. In these proceedings, the FTC can seek consent orders, confidential memorandums of understandings, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. The CFPB’s examination authority permits its examiners to inspect the books and records of providers of short-term, small dollar loans and ask questions about their business practices. As a result of these examinations of non-bank providers of consumer credit, the Company could be subject to specific enforcement action, including monetary penalties, which could adversely affect the Company.

Also, where a company is alleged to have violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and certain state regulators to bring civil actions to remedy alleged violations of law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or confidential memorandums of understanding against or with the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results. Furthermore, under the current presidential administration, the CFPB has been more aggressive in their exercise of the enforcement powers making it more likely, as evidenced by the CFPB’s action against the Company related to alleged violations of the MLA, that future enforcement actions will be brought against consumer finance companies providing services and products to credit-constrained customers.

See “Item 1. Business—Government Regulation” for a further discussion of the regulatory authority of the CFPB.

The FDIC has issued examination guidance affecting AFF’s unaffiliated third-party lender and these or subsequent new rules and regulations could have a significant impact on AFF’s products originated by the Bank.

The installment loans are originated by the Bank using technology and marketing services provided by AFF. The Bank is supervised and examined by both the state of Utah, which charters the Bank, and the FDIC. If the FDIC or the Utah Department of Financial Institutions considers any aspect of the products originated by the Bank to be inconsistent with its guidance, the Bank may be required to alter or discontinue the product.

On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending, which, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, including certain bank products. The proposed guidance elaborates on previously-issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform a significant aspect of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third-parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third-parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. While the guidance has never formally been adopted, it is the Company’s understanding that the FDIC has relied upon it in its examination of third-party lending arrangements.

If AFF’s originating bank partner model is successfully challenged or deemed impermissible, it could be found to be in violation of licensing, interest rate limit, lending or brokering laws and face penalties, fines, litigation or regulatory enforcement.

Loans originated through the Bank’s program would have accounted for 5% of the Company’s total revenues during 2021 on a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021. AFF relies on its originating bank partner model to comply with various federal, state and other laws. If the legal structure underlying AFF’s relationship with the Bank was successfully challenged, it may be found to be in violation of state licensing requirements and state laws regulating interest rates. For example, AFF is currently responding to a subpoena from the New Jersey Attorney General related to its partner bank’s loan product, and in the state of New Mexico there is pending legislation which would effectively prohibit AFF’s use of the bank partner model in that state. Such bank loan products in New Jersey and New Mexico would have accounted for less than 1% of the Company’s total revenues during 2021 on a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021. In the event of such a challenge or if its arrangements with the Bank were to end for any reason, AFF would need to find and rely on an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a federal bank charter, offer consumer loans and/or be subject to the interest rate limitations of certain states.

AFF could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, or the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through AFF’s platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the Bank is deemed the true lender.

The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.

Governments, including agencies at the national, state and local levels, may seek to enforce or impose new laws, regulatory restrictions, licensing requirements or taxes that affect the Company’s products or services it offers, the terms on which it may offer them, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In some cases, these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions, or render them unprofitable and/or impractical to continue.

Media reports, statements made by regulators and elected officials and public perception in general of pawnshops, LTO and retail finance products for credit-constrained consumers as being predatory or abusive could materially adversely affect the Company’s businesses. In recent years, consumer advocacy groups and some media reports, in both the U.S. and Latin America, have advocated governmental action to prohibit or place severe restrictions on the Company’s products and services.

Reports and statements made by consumer advocacy groups, members of the media, regulators and elected officials often focus on the annual or monthly cost to a consumer of pawn, LTO and certain retail finance transactions, which are higher than the interest typically charged by banks to consumers with better credit histories. These reports and statements typically characterize these products as predatory or abusive and often focus on alleged instances of pawn operators purchasing or accepting stolen property as pawn collateral. If the negative characterization of the Company’s businesses becomes increasingly accepted by consumers, demand for its products could significantly decrease, which could materially affect the Company’s results of operations and financial condition. Additionally, if the negative characterization of these types of transactions becomes increasingly accepted by legislators and regulators, the Company could become subject to more restrictive laws and regulations that could have a material adverse effect on the Company’s financial condition and results of operations. Furthermore, any negative public perception of pawnshops generally would also likely have a material negative impact on the Company’s retail operations, including reducing the number of consumers willing to shop at the Company’s stores.

Judicial or administrative decisions, CFPB rule-making, amendments to the Federal Arbitration Act (the “FAA”) or new legislation could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions for its employees and in its pawn, LTO and retail finance agreements. These provisions are designed to allow the Company to resolve any employee or customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class or collective basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating class and collective action liability.

However, a number of state and federal circuit courts and the National Labor Relations Board have concluded that arbitration agreements with consumer class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

Therefore, it is possible that the Company’s consumer arbitration agreements will be rendered unenforceable. Additionally, Congress has considered legislation that would generally limit or prohibit mandatory dispute arbitration in certain consumer contracts, and it has adopted such prohibitions with respect to certain mortgage loans and certain consumer loans to active-duty members of the military and their dependents.

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

The Company or its subsidiaries has been, is, or may become involved in lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding, audits, other actions arising in the ordinary course of business, including those related to consumer financial protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, to have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiple damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

Because the Company accepts firearms as pawn collateral and buys and sells firearms, ammunition and certain related accessories in many U.S. locations, the Company is required to comply with federal, state and local laws and regulations pertaining to the pawning, purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases or pawns a firearm that is later used in a deadly shooting.

Over the past several years, the purchase, sale and ownership of firearms, ammunition and certain related accessories has been the subject of increased media scrutiny and federal, state and local regulation. If enacted, new laws and regulations could limit the types of licenses, firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company pawns, offers, purchases and sells these products, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Furthermore, the Company may incur losses and reputational damage due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law, the selling of firearms or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities, state or federal agencies or other organizations attempting to recover damages or costs from firearms retailers relating to the sale or misuse of firearms. Furthermore, if any firearms sold by the Company are used in the commitment of any crimes or mass shootings, it could result in significant adverse media attention against the Company and have a material adverse impact on the reputation of the Company. Commencement of such lawsuits or any adverse media attention against the Company could have a material adverse effect on its business, reputation, prospects, results of operations and financial condition.

The Company is subject to the FCPA, anti-money laundering laws and other anti-corruption laws, and the Company’s failure to comply with these laws could result in penalties that could have a material adverse effect on its business, results of operations and financial condition.

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. The Company is also subject to anti-money laundering laws in both the United States and Latin America and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Furthermore, AFF is required under its agreements with its originating bank partner to maintain an enterprise-wide program designed to enable it to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA, anti-money laundering laws and other similar laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event the Company believes, or has reason to believe, its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws in the jurisdiction in which it operates, including the FCPA, the Company may be required to investigate or have a third-party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the U.S., especially in Latin America, could increase the risk, perceived or otherwise, of such violations in the future.

If the Company is found to have violated the FCPA, anti-money laundering laws or other similar laws, the Company may be subject to criminal and civil penalties and other remedial measures, which could have an adverse effect on its business, results of operations, financial condition, and relationship with regulators and the Bank. Investigation of any potential or perceived violations of the FCPA, anti-money laundering laws or other similar laws by U.S. or foreign authorities could harm the Company’s reputation and could have a material adverse effect on its business, results of operations and financial condition.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of the Company’s licenses to conduct business.

Most states and many local jurisdictions both in the U.S. and in Latin America in which the Company operates require registration and licenses of stores and employees to conduct the Company’s business. These states or their respective regulatory bodies have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. In addition, the AFF business is also subject to certain states’ laws which regulate and require licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. From time to time, the Company is subject to audits in various states to ensure it is meeting the applicable requirements to maintain the applicable licenses and registrations.

Failure to meet the Company’s legal compliance requirements could result in substantial fines and penalties, store closures, the temporary or permanent suspension of operations, the revocation of existing licenses and/or the denial of new and renewal licensing requests. The Company cannot guarantee future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores and/or cessation of AFF’s consumer lending activities, any of which could adversely affect the Company’s business, results of operations and cash flows.

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

As of December 31, 2021, the Company had 1,744 store locations in Latin America, including 1,656 in Mexico, 60 in Guatemala, 15 in Colombia and 13 in El Salvador, and the Company plans to open additional stores in Latin America in the future. In addition, AFF owns a customer service call center operating in Jamaica and utilizes third-party call center services located in the Dominican Republic and Mexico. Doing business in each of these countries involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in these foreign countries that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting international trade and corporate tax and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Many of the foreign countries in which the Company operates impose costs on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties, including the United States-Mexico-Canada

Agreement and corporate tax policy. In some cases, there have been negative reactions to the enacted and/or proposed policies as expressed in the media and by politicians in Mexico, which could potentially negatively impact U.S. companies operating in Mexico. In particular, there is continued uncertainty around Mexico’s current federal administration and how the policies as applied by its administration, including conducting aggressive corporate tax and other regulatory audits, adverse government discretion, and support of increased employee minimum wages, profit sharing and benefit programs, may impact U.S. companies doing business in Mexico generally and pawn and consumer finance companies in particular. While the Company engages in limited cross-border transactions other than those involving scrap jewelry sales, any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America pawn operations.

Risks Related to the AFF Acquisition

The Company may fail to realize all of the anticipated benefits of the AFF Acquisition or those benefits may take longer to realize than expected. The Company may also encounter significant difficulties in integrating the AFF business.

The Company’s ability to realize the anticipated benefits of the AFF Acquisition depends, to a large extent, on its ability to integrate the AFF business, which is a complex, costly and time-consuming process, and for the AFF business to achieve its projected growth rates. AFF also represents a new line of business for the Company, which increases the complexity and challenges of the integration process as compared to the Company’s pawn acquisitions. As a result of the AFF Acquisition, the Company must devote significant management attention and resources to integrate the business practices and operations of the Company and AFF. The integration process may disrupt the Company’s business and, if implemented ineffectively, could restrict the realization of the full expected benefits. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the AFF Acquisition could cause an interruption of, or a loss of momentum in, the Company’s operations and could adversely affect its business, financial condition and results of operations.

In addition, the integration of the AFF business may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customers and other business relationships, and diversion of management’s attention. Additional integration challenges include:

•difficulties in integrating and managing a new line of business with different products, including those with credit risk, retail merchant partners and additional regulatory risks;
•diversion of management’s attention to integration matters;
•difficulties in achieving anticipated synergies, business opportunities and growth prospects from the AFF Acquisition;
•difficulties in the integration of operations and systems;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in keeping existing merchant partners and obtaining new merchant partners;
•challenges in retaining and assimilating key personnel;
•the impact of potential liabilities the Company may be inheriting from AFF;
•difficulty addressing possible differences in corporate culture and management philosophies; and
•a potential deterioration of the Company’s credit ratings.

Many of these factors are outside of the Company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could adversely affect the Company’s business, financial condition and results of operations and result in the Company becoming subject to litigation. In addition, even if the AFF business is integrated successfully, the full anticipated benefits of the AFF Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in the Company’s earnings per share, decrease or delay the expected accretive effect of the AFF Acquisition and negatively impact the price of shares of its common stock. As a result, it cannot be assured that the AFF Acquisition will result in the realization of the full anticipated benefits.

The AFF Acquisition may not be accretive and may cause dilution of the Company’s adjusted earnings per share, which may negatively affect the market price of the Company’s common stock.

The Company anticipates that the AFF Acquisition will be accretive to stockholders on an adjusted earnings per share basis. This expectation is based on currently available net revenue and operating expense estimates, which may materially change. The Company could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the AFF Acquisition. All of these factors could cause dilution of the Company’s adjusted earnings per share or decrease or delay the expected accretive effect of the AFF Acquisition and cause a decrease in the market value of the Company’s common stock.

Failure to retain key employees could diminish the anticipated benefits of the AFF Acquisition.

The success of the AFF Acquisition will depend in large part upon the ability of the Company to retain personnel critical to the AFF business. Employees may experience uncertainty about their future roles or apprehension about joining a larger and public company. The corporate cultures may also differ, and some Company or AFF employees may choose not to remain with the Company. If the Company is unable to retain Company or AFF personnel that are critical to the Company’s operations, the Company could experience disrupted operations, loss of customers, key information, expertise and know how, or unanticipated hiring and training costs, especially given that the Company’s existing management team has limited experience operating a line of business similar to the AFF business. In addition, the loss of key personnel could diminish the anticipated benefits of the AFF Acquisition that are actually achieved by the Company.

The Company may be required to make earnout payments to the AFF sellers if certain conditions are met, including if the AFF business achieves earnout thresholds and if the Company’s stock price does not reach certain levels and, as a result, the Company’s financial position may be adversely impacted if it is required to make such payments.

In connection with the AFF Acquisition, the Company may be required to make earnout payments in the form of cash and/or shares of the Company’s common stock to the sellers of the AFF business as described below:

•The sellers of the AFF business are entitled to receive up to an additional $300.0 million of consideration pursuant to an earnout if the AFF business achieves certain adjusted EBITDA targets following the closing of the AFF Acquisition (the “Earnout Consideration”). In particular, the earnout provides the seller parties the right to receive up to $250.0 million of additional consideration if the AFF business achieves certain adjusted EBITDA targets for the period consisting of the fourth quarter of 2021 through the end of 2022 and up to $50.0 million if the AFF business achieves certain adjusted EBITDA targets for the first half of 2023. The Earnout Consideration is payable in cash or, at the Company’s discretion and subject to obtaining any required stockholder approvals under the NASDAQ rules for such issuance, in shares of the Company’s common stock.
•The sellers of the AFF business are entitled to received up to $75.0 million of additional consideration in the event that the highest average stock price of the shares of the Company’s common stock being issued to the seller parties pursuant to that certain Business Combination Agreement, by and among the Company, AFF and the other parties thereto, dated October 27, 2021 (the “Acquisition Agreement”), for any 10-day period from the date of that certain Amendment to the Acquisition Agreement, dated as of December 6, 2021 (the “Amendment”), through February 28, 2023 (the “Highest Average Stock Price”) is less than $86.25 (the “Reference Price”). In the event that the Highest Average Stock Price is less than the Reference Price, then the AFF sellers shall be entitled to an amount equal to such difference multiplied by the number of shares issued to the AFF sellers as stock consideration (approximately 8.05 million shares), with such amount capped at $75.0 million.
•In addition, the Amendment provided for a fixed $25.0 million working capital payment payable at the end of 2022.

If any of these earnout thresholds or stock price conditions are met, the Company may not have sufficient cash reserves to pay the cash amount due to the AFF sellers. If the Company is able to pay these cash amounts, the payment may impede its ability to fund other aspects of its business, which would adversely affect its operating results and the price of its common stock and senior unsecured notes.

Additional Risks Related to the AFF Business

If AFF is unable to attract additional merchants and retain and grow its relationships with its existing merchant partners, its business, results of operations, financial condition and future prospects would be materially and adversely affected.

AFF’s continued success is dependent on its ability to maintain and expand its merchant partner base and the volume of transactions from these merchants in order to grow revenue on its platform. Its ability to retain and grow its relationships with its merchant partners depends on the willingness of merchants to partner with AFF. The attractiveness of AFF’s platform to merchants depends upon, among other things, the size of its consumer base, its brand and reputation, the amount of merchant premium, discounts or profit share paid or received by AFF, its ability to sustain its value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout, the attractiveness to merchants of AFF’s technology and data-driven platform, services and products offered by competitors, and its ability to perform under, and maintain, its merchant agreements. It’s also important that AFF partner with merchants with growing sales across a diverse mix of retail channels to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. Additionally, AFF’s agreements with its merchant partners are generally terminable for convenience.

If AFF is not able to retain its existing merchant partners, attract additional merchants and expand revenue and volume of transactions from existing merchants, it will not be able to continue to grow its business and its business, results of operations, financial condition and future prospects would be materially and adversely affected.

AFF derives a significant portion of its revenue from several top merchant partners. The loss of business from one or more of these top merchant partners could have a material adverse effect on the AFF business.

Historically, AFF has relied on a limited number of merchant partners for a significant portion of its total revenues and transaction volume. On a pro forma basis after giving effect to the AFF Acquisition as if it had closed on January 1, 2021, AFF’s top five merchant partners accounted for an aggregate of 16% of combined pro forma 2021 revenues and future revenues and transaction volume of AFF may be similarly concentrated. The loss of any of these top merchant partners or groups of merchant partners for any reason, or a change of relationship with any of AFF’s key merchant partners could adversely affect the results of operations of the AFF business.

Additionally, mergers or consolidations among AFF’s top merchant partners could reduce the number of merchant partners and could adversely affect AFF’s revenues. In particular, if AFF’s merchant partners are acquired by entities that are not also AFF’s merchant partners, that do not use its solutions or that have more favorable contract terms with a competitor and choose to discontinue, reduce or change the terms of their use of AFF’s solutions, the AFF business and its operating results could be materially and adversely affected.

AFF’s transaction volume is dependent on the support of its platform by its merchant partners.

AFF depends on its merchants to drive transaction volume by supporting its platform over alternative payment options for credit-constrained customers and prominently presenting AFF’s platform as an attractive payment option for these customers. The degree to which these merchants successfully integrate the AFF platform into their website or in their store, such as by prominently featuring its platform on their websites or in their stores, has a material impact on AFF’s transaction volume. The failure by AFF’s merchants to effectively present, integrate, and support its platform would have a material and adverse effect on AFF’s originations and, as a result, on its business, results of operations, financial condition and future prospects.

Furthermore, AFF relies on these merchants to comply with all applicable laws and regulations associated with the LTO, RISA and bank loan products offered by AFF. As part of this process, merchants are generally contractually required to comply with AFF’s policies, procedures, marketing materials, and training materials. In the event that a merchant or merchant employee fails to adequately and correctly describe the terms and conditions of the lease, RISA or bank loan product, the merchant and/or AFF may be subject to consumer complaints and/or lawsuits.

AFF’s bank loan product is offered pursuant to its agreement with the Bank and such agreement is non-exclusive, short-term in duration and subject to termination by the Bank partner upon the occurrence of certain events. If that agreement is terminated and AFF is unable to either replace the commitments of the Bank or substitute its other products for the bank loan product, its business, results of operations, financial condition, and future prospects may be materially affected.

AFF serves as a marketer, service provider and sub-servicer of loans originated by a Utah chartered state bank. Under this arrangement, AFF purchases a portion of the cash flows originated by the Bank and sub-services the loans thereafter. AFF does not originate or ultimately control the pricing or functionality of the loans. The Bank makes all key decisions regarding the marketing, underwriting, product features and pricing. AFF generates revenues through the loans and through marketing and sub-servicing fees paid by the Bank. If the Bank were to change its pricing, underwriting or marketing of the loans in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced. Loans originated through the Bank’s program represent a material amount of AFF’s total origination volume. AFF’s bank loan product relies on the Bank originating the loans that are facilitated through AFF’s platform and complying with various federal, state and other laws. The loan program agreement has an initial term that expires during the third quarter of 2023, which automatically renews once for an additional three year term unless either party provides notice of non-renewal prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either AFF or the Bank may terminate the loan program agreement immediately upon written notice to the other party. The Bank could decide not to work with AFF for any reason, could make working with AFF cost-prohibitive or could decide to enter into an exclusive or more favorable relationship with one or more of AFF’s competitors. If the Bank were to suspend, limit or cease its operations, or if AFF’s relationship with the Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), AFF would need to implement a substantially similar arrangement with another bank, obtain additional state licenses or curtail its offering of a direct to consumer loan product through its platform. If AFF needs to enter into alternative arrangements with a different bank to replace its existing arrangements, it may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. If AFF is unable to enter into an alternative arrangement with different banks to fully replace or supplement its relationship with the Bank, AFF would potentially need to cease offering its bank loan product or other direct to consumer installment loans. In the event that AFF’s relationship with the Bank were terminated and it is unable to substitute another one of its products at the merchants that utilize such bank loan products, its business, results of operations, financial condition and future prospects may be materially affected.

AFF’s transaction volume is dependent on sales at its merchant partners and any decline in such sales or interruptions, inventory shortages and other factors affecting the supply chains of AFF’s merchant partners could have a material and adverse effect on AFF’s results of operations, financial condition and future prospects.

AFF depends on sales at its merchant partners to drive its transaction volume. If AFF’s merchant partners experience a general decline in sales it could negatively impact AFF’s transaction volume. Any extended supply chain interruptions, inventory shortages or other operational disruptions affecting any of its merchant partners could have a material adverse impact on AFF’s transaction volume and results of operations. AFF depends on its merchant partners’ abilities to deliver products to customers at the right time and in the right quantities. Accordingly, it is important for these merchant partners to maintain optimal levels of inventory and respond rapidly to shifting demands. The disruption to, or inefficiency in, supply chain networks may have an adverse impact on AFF’s operations in the near term, but if such interruptions were to continue, could potentially have a more material adverse impact on its results of operations, financial condition and future prospects.

AFF’s business relies extensively on its proprietary decisioning platform and if such platform is not effective it could have a material impact on AFF’s business, financial condition and results of operations.

AFF’s business is largely predicated on the effectiveness of its proprietary decisioning platform and model and AFF relies extensively on this platform for LTO, RISA and bank loan decisioning. AFF’s platform relies heavily on AFF’s modeling and analytics as well as information provided by applicants and third-party data providers and credit reporting agencies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, then AFF’s platform will not be able to perform effectively, which could result in wrong or sub-optimal decisions with respect to applicants. AFF’s data providers could also stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including security or regulatory concerns or for competitive reasons. If AFF were to lose access to this external data or if such access is restricted or becomes more expensive, it could have a material effect on AFF’s business. Furthermore, the models underlying AFF’s decisioning platform may prove in practice to be less predictive than AFF expects for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). The potential errors or inaccuracies in AFF’s decisioning platform and models may be material and effect a significant number of transactions, which could have a material and adverse effect on AFF’s business.

If AFF is unable to collect on its leases, RISAs and bank loans, the performance of its lease and loan portfolio would be adversely affected.

AFF’s ability to collect scheduled payments under its leases, RISAs and bank loans is dependent on its customers’ continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including general economic conditions, inflationary impacts and individual factors such as job loss, divorce, death, illness, personal bankruptcy and customer fraud. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on AFF’s leases, RISAs and bank loans. Federal, state or other restrictions could impair the ability of AFF or the third-party collection services utilized by AFF to collect amounts owed and due on the leases and loans facilitated through its platform. Furthermore, AFF relies on its proprietary decisioning platform to decision its LTO, RISA and bank loan products and customizes this technology to individual merchants and merchandise categories. There is no guarantee that this technology or platform will be effective in making decisions that minimize credit losses. Furthermore, the platform relies on an experienced data science team. In the event the platform is not effective or cannot be supported at the required levels, AFF could experience increased credit losses.

If AFF is unable to fully collect on its leases, RISAs and bank loans, the performance of its lease and loan portfolio will be adversely affected, which could result in additional provisions for lease and loan losses and loss of revenue, cash flow and profitability.

Accounting, Tax and Financial Risks

The Company’s existing and future levels of indebtedness and any potential earnout payments payable in connection with the AFF Acquisition could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2021, including the Company's senior unsecured notes and the Company’s unsecured credit facilities, the Company had outstanding principal indebtedness of $1,309.0 million and availability of $267.0 million under its unsecured credit facilities, subject to certain financial covenants. The Company's level of indebtedness and amounts owed pursuant to potential earnout payments resulting from the AFF Acquisition could:

•make it more difficult for it to satisfy its obligations with respect to the Company’s senior unsecured notes and its other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•require it to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, thereby reducing the availability of such cash flows to fund originations in the AFF business, working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;
•limit its ability to obtain additional financing for working capital, financing originations from the AFF business, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;
•limit its ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•restrict the ability of its subsidiaries to pay dividends or otherwise transfer assets to the Company, which could limit its ability to, among other things, make required payments on its debt;
•increase the Company’s vulnerability to general adverse economic and industry conditions, including interest rate fluctuations (because a portion of its borrowings are at variable rates of interest); and
•place the Company at a competitive disadvantage compared to other companies with proportionately less debt or comparable debt at more favorable interest rates who, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts of the Company’s level of indebtedness could have a material adverse effect on its business, financial condition and results of operations.

Furthermore, the Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. However, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s performance or financial condition, overall industry prospects or changes in debt capital markets or the economy generally. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on the Company’s financial condition and ability to fund future growth.

Additionally, the Company’s debt instruments include certain affirmative and negative covenants that require the Company to comply with certain financial covenants and impose restrictions on the Company’s financial and business operations, including limitations on liens, indebtedness, fundamental changes, asset dispositions, dividends and other similar restricted payments, transactions with affiliates, payments and modifications of certain existing debt, future negative pledges, and changes in the nature of the Company’s business. A failure to comply with the covenants contained in the Company’s debt instruments could result in an event of default or an acceleration of debt under its debt instruments. In addition, the Company’s debt instruments contain cross-default provisions that could result in its debt being declared immediately due and payable under a number of debt instruments, even if the Company defaults on only one debt instrument. In such event, it is possible that the Company would not be able to satisfy its obligations under all of such accelerated indebtedness simultaneously.

Determining the AFF business’ allowance for lease and loan losses requires many assumptions and complex analyses. If the estimates prove incorrect, the AFF business may incur net charge-offs in excess of its reserves, or may be required to increase its provision for lease and loan losses, either of which would adversely affect the Company’s results of operations.

The Company’s ability to measure and report its financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from the judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that the judgments and assumptions are correct.

The Company maintains an allowance for lease and loan losses at a level sufficient to cover estimated lifetime losses expected to be incurred in the lease and loan portfolio. This estimate is highly dependent upon the reasonableness of its assumptions and the predictability of the relationships that drive the results of its valuation methodologies. The Company performs a quantitative analysis to compute historical losses to estimate the allowance for lease and loan losses. Lease and loan loss experience, first payment default histories, contractual delinquency of lease and loan receivables and management’s judgement are factors used in assessing the overall adequacy of the allowance and the resulting provision for lease and loan losses. Changes in estimates and assumptions can significantly affect the allowance and provision for lease and loan losses. It is possible that the Company will experience lease and loan losses that are different from its current estimates. If the Company’s estimates and assumptions prove incorrect and its allowance for lease and loan losses are insufficient, it may incur net charge-offs in excess of its reserves, or it could be required to increase its provision for lease and loan losses, either of which would adversely affect its results of operations.

The Company is subject to goodwill impairment risk.

At December 31, 2021, the Company had $1,536.2 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2021, approximately 57% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 49% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the LTO industry generally and AFF’s virtual and e-commerce LTO businesses more specifically. Failure to comply with such tax provisions or a successful assertion by a jurisdiction requiring AFF to collect taxes in a location or for transactions where AFF presently does not, could result in substantial tax liabilities, including for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where AFF is already subject to sales tax or other indirect tax obligations were to successfully challenge AFF’s positions, AFF’s tax liability could increase substantially.

General Economic and Market Risks

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, the Company’s business and results of operations.

The COVID-19 pandemic has and may continue to adversely affect consumer traffic and demand for pawn loans and AFF’s retail finance products and has, and may continue to have, a material adverse effect on the Company’s results of operations. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak (including the possibility of further surges or variants of concern of the virus), the efficacy of the vaccination programs in the jurisdictions in which the Company operates, supply chain disruptions, rising inflation and labor costs, its ability to maintain sufficient qualified personnel due to labor shortages, employee illness, quarantine, willingness to return to work, vaccine and/or testing mandates, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken to limit the resulting economic impact. These factors may adversely impact consumer, business, and government spending as well as customer demand for pawn loans and the Company’s retail finance products on an ongoing basis, each of which could adversely impact its business and operations.

While the Company saw positive results in the second half of 2021 despite the challenges raised by the COVID-19 environment, there remains uncertainty regarding how COVID-19 and general economic conditions will impact the Company’s business and operations in future periods. Nevertheless, COVID-19 continues to present a material uncertainty which could adversely affect the Company’s results of operations, financial condition and cash flows in the future.

A sustained deterioration of economic conditions or an economic crisis and government actions taken to limit the impact of such an economic crisis could reduce demand or profitability for the Company’s products and services which would result in reduced earnings.

The Company’s business and financial results may be adversely impacted by sustained unfavorable economic conditions or unfavorable economic conditions associated with a global or regional economic crisis which, in either case, include unemployment, declining personal income and consumer sentiment, inflation, adverse changes in interest or tax rates, effects of government initiatives to manage economic conditions and increased volatility of commodity markets and foreign currency exchange rates. Specifically, a sustained or rapid deterioration in the economy, along with the potential enactment of government stimulus programs to attempt to limit such economic deterioration, could adversely impact the performance of the Company’s pawn loan and AFF’s lease and loan portfolio and consumer or market demand for discretionary consumer goods and services weakening demand for AFF’s products and also demand for pre-owned merchandise or gold sold in the Company’s pawnshops. A sustained deterioration in the economy could also reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins.

Furthermore, economic conditions and demand may also fluctuate by geographic region. The current geographic concentration of the Company’s pawn stores and AFF’s merchant partners creates exposure to local economies and politics, and regional downturns. As a result, the Company’s business is currently more susceptible to regional conditions than the operations of more geographically diversified specialty finance companies, and the Company is vulnerable to economic downturns or changing political landscapes in those regions. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

The price of the Company’s common stock has fluctuated substantially over the past several months and may continue to fluctuate substantially in the future.

The Company’s stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly in recent months from historical trading levels as a result of a variety of factors, including the announcement of the acquisition of AFF, the CFPB’s action against the Company and other factors, some of which are beyond the Company’s control. The Company may fail to meet the expectations of its stockholders or securities analysts at some point in the future, and its stock price could decline further as a result. This volatility may prevent investors from being able to sell their common stock at or above the price they paid for their common stock.

In addition, the stock markets in general have experienced volatility recently that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Due to the impact of the announcement of the CFPB’s action on the Company’s stock price, the Company has become subject to a purported securities class action related to the CFPB’s lawsuit and may become subject to further litigation. An unfavorable result in these matters could have a material impact on the Company’s financial condition and results of operations.

Inclement weather, natural disasters or health epidemics can adversely impact the Company’s operating results.

The occurrence of weather events and natural disasters such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales, pawn loan and pawn redemption activities and LTO, RISA and installment loan originations and have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition.

Adverse real estate market fluctuations and/or the inability to renew and extend store operating leases could affect the Company’s profits.

The Company leases most of its pawn store locations. Many of the store leases, especially in Latin America, include annual rent escalations tied to the local consumer price index. A significant rise in real estate prices or real property taxes could also result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company’s results of operations. The Company also owns certain developed and undeveloped real estate, which could be impacted by adverse market fluctuations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company’s results of operations.

A discussion of certain other market risks is covered in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at prices that the Company believes are attractive, whether through store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2021, the Company owned the real estate and buildings for 254 of its pawn stores, its Company’s corporate headquarters building in Fort Worth, Texas and an office building in Dallas, Texas.

As of December 31, 2021, the Company leased 2,590 pawn store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2022 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2021. For more information about the Company’s pawn store locations, see “Item 1. Business—Pawn Store Locations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Dallas, Texas	37,000	September 30, 2022	$45
Administrative offices	Monterrey, Mexico	15,000	December 31, 2024	18
Administrative offices	Mexico City, Mexico	8,000	March 31, 2024	18
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

Item 3. Legal Proceedings

The description of the shareholder securities class action lawsuit, CFPB lawsuit and other lawsuits contained in Note 13 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this report is incorporated to this Part I, Item 3 by reference.

The Company is also a defendant in certain routine litigation matters and regulatory actions encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “FCFS.”

On February 14, 2022, there were approximately 231 stockholders of record of the Company’s common stock.

In February 2022, the Company’s Board of Directors declared a $0.30 per share first quarter cash dividend on common shares outstanding, or an aggregate of $14.5 million based on the December 31, 2021 share count, to be paid on February 28, 2022 to stockholders of record as of February 21, 2022. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, expected liquidity, debt covenant restrictions and other relevant factors including the impact of COVID-19.

Issuer Purchases of Equity Securities

During 2021, the Company repurchased a total of 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10, and during 2020, repurchased 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended December 31, 2021 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
October 1 through October 31, 2021	—	$—	—	$72,217
November 1 through November 30, 2021	—	—	—	72,217
December 1 through December 31, 2021	—	—	—	72,217
Total	—	—	—

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	May 4, 2021	$100,000	318,000	$21,827	$—
January 27, 2021	Currently active	100,000	370,000	27,783	72,217
Total			688,000	$49,610	$72,217

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2016 through December 31, 2021, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2016 and assuming the reinvestment of all dividends on the date paid). The Company has previously included a peer group index, however believes the comparison to the above mentioned industry-based indexes is a more applicable comparison. As a result, the performance graph below does not include a peer group index. Note that historic performance is not necessarily indicative of future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

On December 17, 2021, the Company completed the acquisition of AFF, which is a leading technology-driven retail POS payments platform primarily focused on providing LTO products. See Note 3 of Notes to Consolidated Financial Statements for additional information about the AFF Acquisition.

With the AFF Acquisition, the Company now operates two business lines: pawn operations and retail POS payment solutions. Its business lines are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in the U.S. and the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico. Financial information regarding the Company’s revenue and long-lived assets by geographic areas is provided in Note 17 of Notes to Consolidated Financial Statements.

The Company’s primary business line continues to be the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on providing LTO and retail financing payment options across a large network of traditional and e-commerce retail merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail partnerships provide consumer goods and services to their shoppers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides its merchant partners with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2021		2020		2019
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.6	(4)%	19.9	(6)%	18.8
Twelve months ended	20.3	6%	21.5	(11)%	19.3

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	1%	7.8	(1)%	7.7
Twelve months ended	7.7	—%	7.7	—%	7.7

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,981	(16)%	3,433	(5)%	3,277
Twelve months ended	3,742	(1)%	3,693	(13)%	3,280

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

Critical Accounting Estimates

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

The critical accounting policies and estimates that could have a significant impact on the Company’s results of operations are described in Note 2 of Notes to Consolidated Financial Statements. The Company believes the following critical accounting policies describe the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Pawn loans and revenue recognition - Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-recourse against the customer. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics, which is included in accounts receivable, net in the accompanying consolidated balance sheets. If the pawn loan is not repaid prior to the expiration of the pawn loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Pawn inventories and revenue recognition - Pawn inventories represent merchandise acquired from forfeited pawn loans and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Pawn inventories from forfeited pawn loans are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Pawn inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or net realizable value and, accordingly, valuation allowances are established if pawn inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated pawn inventories and determined that a valuation allowance is not necessary.

The Company’s merchandise sales are primarily retail sales to the general public in its pawn stores. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. Some jewelry inventory is melted and processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Leased merchandise and revenue recognition - The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise and making all scheduled payments due through the minimum lease holding period, which is typically 60 days. Leased merchandise contracts can typically be renewed for between six to 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease, and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

Lease income is recognized over the lease term and is recorded net of any sales taxes collected. Charges for late fees and insufficient fund fees are recognized as income when collected. Initial direct costs related to the Companyʼs lease agreements are added to the basis of the leased property and recognized over the lease term in proportion to the recognition of lease income. The Company typically charges the customer a non-refundable processing fee at lease inception and may also receive a discount from or pay a premium to certain merchant partners for leases originated at their locations, which are deferred and amortized using the straight-line method as adjustments to lease income over the contractual life of the related leased merchandise. Unamortized fees, discounts and premiums are recognized in full upon early buyout or charge-off.

The Company accrues for lease income earned but not yet collected as accrued rent receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets. Alternatively, lease payments received in excess of the amount earned are recognized as deferred revenue, which is included in customer deposits and prepayments in the accompanying consolidated balance sheets. Customer payments are first applied to applicable sales tax and scheduled lease payments, then applied to any uncollected fees, such as late fees and insufficient fund fees. The Company collects sales taxes on behalf of the customer and remits all applicable sales taxes collected to the respective jurisdiction.

Provision for lease losses - The Company records a provision for lease losses on an allowance method, which estimates the leased merchandise losses incurred but not yet identified by management as of the end of the accounting period. The allowance for lease losses is based primarily upon historical loss experience with consideration given to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The Company charges off leased merchandise when a lease is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the leased merchandise at the point in time it is deemed uncollectible.

Finance receivables and revenue recognition - The Company purchases and services retail finance receivables, the term of which typically range from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

The Company offers customers an early payoff discount on most of its finance receivables whereby the customer has between 90 and 105 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

Provision for loan losses - Expected lifetime losses on finance receivables are recognized upon loan purchase, which requires the Company to make its best estimate of probable lifetime losses at the time of purchase. The Company segments its finance receivable portfolio into pools of receivables with similar risk characteristics which include loan product and monthly origination vintage and evaluates each pool for impairment.

The Company calculates the allowance for loan losses based on historical loss information and incorporates observable and forecasted economic conditions over a reasonable and supportable forecast period covering the full contractual life of finance receivables. Incorporating observable and forecasted economic conditions could have a material impact on the measurement of the allowance to the extent that forecasted economic conditions change significantly. The Company may also consider other qualitative factors to address recent and forecasted business trends in estimating the allowance, as necessary, including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses on the finance receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.

The Company charges off finance receivables when a receivable is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the finance receivable at the point in time it is deemed uncollectible.

Business combinations - Business combination accounting requires the Company to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The total consideration of the acquisition is allocated to the assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition consideration is classified as goodwill. This allocation process requires extensive use of estimates and assumptions. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the assets acquired and liabilities assumed in connection with a business acquisition, in determining appropriate amortization methods and periods for identified intangible assets and in determining the fair value of contingent consideration, which is reviewed at each subsequent reporting period with changes in the fair value of the contingent consideration recognized in the consolidated statement of income. See Note 3 and Note 6 of Notes to Consolidated Financial Statements.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the impairment testing methodology. See Note 14 of Notes to Consolidated Financial Statements.

The Company’s other material indefinite-lived intangible assets consist of certain trade names and pawn licenses. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. See Note 14 of Notes to Consolidated Financial Statements.

Results of Operations

2021 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2021	2020	2021	2020
Revenue	$1,698,965	$1,631,284	$1,698,965	$1,631,284
Net income	$124,909	$106,579	$161,479	$125,153
Diluted earnings per share	$3.04	$2.56	$3.94	$3.01
EBITDA (non-GAAP measure)	$244,098	$213,608	$289,631	$236,974
Weighted-average diluted shares	41,024	41,600	41,024	41,600

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and earning assets, which consist of pawn loans, finance receivables, inventories and leased merchandise, as of and for the years ended December 31, 2021, 2020 and 2019 (in millions, except per share amounts):

Net Income
$200
$150
$100
$50
$0
$165
$168
$107
$125
$125
$161
2019
2020
2021
Net Income (GAAP)
Adjusted Net Income *

Diluted Earnings Per Share
$4.00
$3.00
$2.00
$1.00
$0.00
$3.81
$3.89
$2.56
$3.01
$3.04
$3.94
2019
2020
2021
GAAP EPS
Adjusted EPS *

EBITDA
$400
$300
$200
$100
$0
$299
$304
$214
$237
$244
$290
2019
2020
2021
EBITDA *
Adjusted EBITDA *

Earning Assets
$1,000
$750
$500
$250
$0
$636
$499
$936
2019
2020
2021
Earning Assets

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2021 Compared to the Twelve Months Ended December 31, 2020

The COVID-19 pandemic continues to impact numerous aspects of the Company’s business and the continuing long-term impact to its business remains unknown. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of concern and the efficacy and adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates. In addition, changes in economic conditions and consumer spending, rising inflation, and the actions taken to limit the economic impact of COVID-19, such as government stimulus and other transfer programs, have and may continue to have a material adverse impact on demand for pawn loans in future periods. Moreover, safety protocols, staffing constraints and supply chain delays continue to impact operations and traffic counts for many retailers, which include the Company’s pawn stores and many of AFF’s retail merchant partners.

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2021 and 2020. For similar operating and financial data and discussion of the Company’s 2020 results compared to its 2019 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 1, 2021.

Stores included in the same-store calculations presented in the U.S. pawn segment and Latin America pawn segment sections below are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the reporting period. Also included are stores that were relocated during the applicable period within a specified distance serving the same market where there is not a significant change in store size and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store.

U.S. Pawn Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. pawn segment as of December 31, 2021 as compared to December 31, 2020 (dollars in thousands, except as otherwise noted):

	As of December 31,
	2021	2020	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$256,311	$220,391	16%
Inventories	197,486	136,109	45%
	$453,797	$356,500	27%

Average outstanding pawn loan amount (in ones)	$222	$198	12%

Composition of pawn collateral:
General merchandise	34%	33%
Jewelry	66%	67%
	100%	100%

Composition of inventories:
General merchandise	45%	46%
Jewelry	55%	54%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	3.2 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Year Ended
	December 31,		Increase /
	2021	2020	(Decrease)
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$742,374	$720,281	3%
Pawn loan fees	305,350	310,437	(2)%
Wholesale scrap jewelry sales	27,163	45,405	(40)%
Interest and fees on finance receivables (1)	—	2,016	(100)%
Total revenue	1,074,887	1,078,139	—%

Cost of revenue:
Cost of retail merchandise sold	416,039	415,938	—%
Cost of wholesale scrap jewelry sold	22,886	39,584	(42)%
Provision for loan losses (1)	—	(488)	100%
Total cost of revenue	438,925	455,034	(4)%

Net revenue	635,962	623,105	2%

Segment expenses:
Operating expenses	380,895	396,627	(4)%
Depreciation and amortization	22,234	21,743	2%
Total segment expenses	403,129	418,370	(4)%

Segment pre-tax operating income	$232,833	$204,735	14%

Operating metrics:
Retail merchandise sales margin	44%	42%
Net revenue margin	59%	58%
Segment pre-tax operating margin	22%	19%

(1)Effective June 30, 2020, the Company’s U.S. pawn segment ceased offering an unsecured consumer loan product.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 3% to $742.4 million during 2021 compared to $720.3 million for 2020. Same-store retail sales were flat during 2021 compared to 2020. The gross profit margin on retail merchandise sales in the U.S. was 44% during 2021 compared to a margin of 42% during 2020. The increase in margin was primarily a result of continued retail demand for value-priced pre-owned merchandise, increased buying of merchandise directly from customers and lower levels of aged inventory, which limited the need for normal discounting.

U.S. inventories increased 45% from $136.1 million at December 31, 2020 to $197.5 million at December 31, 2021. The increase was primarily due to the lower than normal inventory balances at December 31, 2020 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in the U.S. were 1% at December 31, 2021 compared to 2% at December 31, 2020.

Pawn Lending Operations

U.S. pawn loan receivables as of December 31, 2021 increased 16% in total and 13% on a same-store basis compared to December 31, 2020. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn lending demand during 2021 to pre-pandemic levels as the economy reopened and government stimulus programs were curtailed.

U.S. pawn loan fees decreased 2% to $305.4 million during 2021 compared to $310.4 million for 2020. Same-store pawn fees decreased 4% during 2021 compared to 2020. The decline in total and same-store pawn loan fees was primarily due to the significantly lower than normal beginning pawn loan levels, partially offset by the continued recovery in pawn loan demand towards pre-pandemic levels during 2021.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. store operating expenses decreased 4% to $380.9 million during 2021 compared to $396.6 million during 2020 and same-store operating expenses decreased 6% compared with the prior-year period. The decrease in total and same-store operating expenses was primarily due to reduced staffing levels and other cost saving initiatives in response to COVID-19, partially offset by increased store-level incentive compensation driven by increased revenues towards the latter part of 2021.

The U.S. segment pre-tax operating income for 2021 was $232.8 million, which generated a pre-tax segment operating margin of 22% compared to $204.7 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an increase in gross profit from retail sales and a decrease in operating expenses, partially offset by a slight decrease in pawn loan fees, gross profit from scrap sales and net revenue from consumer loan and credit services products as a result of discontinuing consumer lending operations in U.S. pawn stores in 2020.

Latin America Pawn Segment

The Company’s management reviews and analyzes operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The wholesale scrap jewelry sales in Latin America are priced and settled in U.S. dollars and are not affected by foreign currency translation, as are a small percentage of the operating and administrative expenses in Latin America, that are billed and paid in U.S. dollars.

Latin American results of operations for 2021 compared to 2020 were impacted by a 6% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2021 compared to December 31, 2020 was also impacted by a 4% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment as of December 31, 2021 as compared to December 31, 2020 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,
	As of December 31,		Increase /	2021	Increase
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$91,662	$87,840	4%	$94,420	7%
Inventories	65,825	54,243	21%	67,821	25%
	$157,487	$142,083	11%	$162,241	14%

Average outstanding pawn loan amount (in ones)	$77	$78	(1)%	$79	1%

Composition of pawn collateral:
General merchandise	67%	64%
Jewelry	33%	36%
	100%	100%

Composition of inventories:
General merchandise	68%	56%
Jewelry	32%	44%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.3 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Year Ended
	Year Ended			December 31,	Increase /
	December 31,		Increase /	2021	(Decrease)
	2021	2020	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$391,875	$355,237	10%	$371,033	4%
Pawn loan fees	170,432	147,080	16%	161,336	10%
Wholesale scrap jewelry sales	30,027	50,828	(41)%	30,027	(41)%
Total revenue	592,334	553,145	7%	562,396	2%

Cost of revenue:
Cost of retail merchandise sold	247,425	225,149	10%	234,308	4%
Cost of wholesale scrap jewelry sold	26,243	39,962	(34)%	24,837	(38)%
Total cost of revenue	273,668	265,111	3%	259,145	(2)%

Net revenue	318,666	288,034	11%	303,251	5%

Segment expenses:
Operating expenses	179,020	165,531	8%	170,108	3%
Depreciation and amortization	17,834	15,816	13%	17,005	8%
Total segment expenses	196,854	181,347	9%	187,113	3%

Segment pre-tax operating income	$121,812	$106,687	14%	$116,138	9%

Operating metrics:
Retail merchandise sales margin	37%	37%		37%
Net revenue margin	54%	52%		54%
Segment pre-tax operating margin	21%	19%		21%

Retail Merchandise Sales Operations

Latin America inventories increased 21% (25% on a constant currency basis) from $54.2 million at December 31, 2020 to $65.8 million at December 31, 2021. The increase was primarily due to lower than normal inventory balances at December 31, 2020 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at December 31, 2021 and 2% at December 31, 2020.

Latin America retail merchandise sales increased 10% (4% on a constant currency basis) to $391.9 million during 2021 compared to $355.2 million for 2020. Same-store retail sales increased 8% (2% on a constant currency basis). The gross profit margin on retail merchandise sales was 37% during 2021 and 2020.

Pawn Lending Operations

Latin America pawn loan receivables increased 4% (7% on a constant currency basis) as of December 31, 2021 compared to December 31, 2020, and on a same-store basis, increased by 3% (6% on a constant currency basis). The increase in total and same-store pawn receivables and resulting pawn loan fees was primarily due to the continued recovery in pawn lending demand during 2021 towards pre-pandemic levels.

Latin America pawn loan fees increased 16% (10% on a constant currency basis), totaling $170.4 million during 2021 compared to $147.1 million for 2020. Same-store pawn fees increased 14% (8% on a constant currency basis) during 2021 compared to 2020. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued improvement of pawn loan origination activity during 2021, partially offset by significantly lower than normal beginning pawn loan levels.

Segment Expenses and Segment Pre-Tax Operating Income

Store operating expenses increased 8% (3% on a constant currency basis) to $179.0 million during 2021 compared to $165.5 million during 2020. Same-store operating expenses increased 6% (1% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for 2021 was $121.8 million, which generated a pre-tax segment operating margin of 21% compared to $106.7 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily due to an increase in gross profit from retail sales and pawn loan fees and a 6% favorable change in the average value of the Mexican peso, partially offset by a decrease in gross profit from scrap sales and an increase in store operating expenses.

Retail POS Payment Solutions Segment

The Company completed the AFF Acquisition on December 17, 2021 and the results of operations of AFF have been consolidated since the acquisition date. The Company has performed a preliminary valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. See Note 3 of Notes to Consolidated Financial Statements for additional information about the AFF Acquisition.

As a result of purchase accounting, AFF’s as reported earning assets, consisting of finance receivables and leased merchandise, contain significant fair value adjustments. The fair value adjustments will be amortized over the life of the lease contracts and finance receivables acquired at the time of acquisition. Future originations of finance receivables and purchases of leased merchandise will be accounted for as described in Note 2 of Notes to Consolidated Financial Statements.

The following table provides a detail of finance receivables as reported and as adjusted to exclude the impacts of purchase accounting as of December 31, 2021 (in thousands):

	As of December 31, 2021
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Finance receivables, before allowance for loan losses (1)	$256,595	$(42,657)	$213,938
Less allowance for loan losses	75,574	—	75,574
Finance receivables, net	$181,021	$(42,657)	$138,364

(1)    As reported acquired finance receivables was recorded at fair value in conjunction with purchase accounting. Adjustment represents the difference between the original amortized cost basis and fair value of the remaining acquired finance receivables.

The following table provides a detail of leased merchandise as reported and as adjusted to exclude the impacts of purchase accounting as of December 31, 2021 (in thousands):

	As of December 31, 2021
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Leased merchandise, before allowance for lease losses (1)	$149,386	$53,829	$203,215
Less allowance for lease losses (2)	5,442	61,526	66,968
Leased merchandise, net	$143,944	$(7,697)	$136,247

(1)    As reported acquired leased merchandise was recorded at fair value (which includes estimates for charge-offs) in conjunction with purchase accounting. Adjustment represents the difference between the original depreciated cost and fair value of the remaining acquired leased merchandise.

(2)    As reported allowance for lease losses represents the provision for lease losses for leases originated between December 17, 2021 and December 31, 2021. Adjustment represents the remaining allowance for lease losses of acquired leased merchandise, which is included in the fair value of the acquired leased merchandise described in (1) above.

AFF’s as reported results of operations also contain significant purchase accounting impacts. The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the period from December 17, 2021 through December 31, 2021 (in thousands). Operating expenses include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses of AFF are not included in the segment pre-tax operating income.

	December 17, 2021 - December 31, 2021
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$22,720	$404	$23,124
Interest and fees on finance receivables	9,024	1,708	10,732
Total revenue	31,744	2,112	33,856

Cost of revenue:
Depreciation of leased merchandise	12,826	—	12,826
Provision for lease losses	5,442	—	5,442
Provision for loan losses (1)	48,952	(44,250)	4,702
Total cost of revenue	67,220	(44,250)	22,970

Net revenue (loss)	(35,476)	46,362	10,886

Segment expenses:
Operating expenses	4,917	—	4,917
Depreciation and amortization (2)	122	—	122
Total segment expenses	5,039	—	5,039

Segment pre-tax operating income (loss)	$(40,515)	$46,362	$5,847

(1)    As reported provision for loan losses includes the establishment of the initial allowance for expected lifetime credit losses for acquired finance receivables not considered purchased credit deteriorated, which is recorded as an expense in the loan loss provision. See Note 3 of Notes to Consolidated Financial Statements.

(2)    Amortization of identified intangible assets in the AFF Acquisition are considered corporate expenses and not included in segment depreciation and amortization.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the year ended December 31, 2021 as compared to the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31,		Increase /
	2021	2020	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income (loss):
U.S. pawn	$232,833	$204,735	14%
Latin America pawn	121,812	106,687	14%
Retail POS payment solutions (1)	(40,515)	—	—%
Consolidated segment pre-tax operating income	314,130	311,422	1%

Corporate expenses and other income:
Administrative expenses	111,259	110,931	—%
Depreciation and amortization	5,716	4,546	26%
Interest expense	32,386	29,344	10%
Interest income	(696)	(1,540)	(55)%
Loss on foreign exchange	436	884	(51)%
Merger and acquisition expenses	15,449	1,316	1,074%
Gain on revaluation of contingent acquisition consideration	(17,871)	—	—%
Impairments and dispositions of certain other assets	949	10,505	(91)%
Loss on extinguishment of debt	—	11,737	(100)%
Total corporate expenses and other income	147,628	167,723	(12)%

Income before income taxes	166,502	143,699	16%

Provision for income taxes	41,593	37,120	12%

Net income	$124,909	$106,579	17%

(1)    Includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021. These results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment above.

Corporate Expenses and Taxes

Administrative expenses increased less than 1% to $111.3 million during 2021 compared to $110.9 million during 2020, primarily due to increased incentive compensation and a 6% favorable change in the average value of the Mexican peso resulting in higher U.S. dollar translated expenses, partially offset by reduced travel costs and other cost saving initiatives in response to COVID-19. As a percentage of revenue, administrative expenses were 7% during 2021 and 2020.

Interest expense increased 10% to $32.4 million during 2021 compared to $29.3 million for 2020, primarily related to the December 13, 2021 issuance of the $550.0 million senior unsecured notes due in 2030 and increased borrowings on the Company’s revolving unsecured credit facilities. See Note 11 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased to $15.4 million during 2021 compared to $1.3 million during 2020, reflecting transaction costs primarily related to the AFF Acquisition in 2021.

The Company recognized a gain of $17.9 million during 2021 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition which is tied to the Company’s stock price. The gain was due to the increase in the Company’s stock price from $62.83 on December 16, 2021 to $74.81 on December 31, 2021, which decreased the estimated fair value of the contingent consideration. See Note 3 and Note 6 of Notes to Consolidated Financial Statements for additional information about the contingent consideration related to the AFF Acquisition.

During 2021 and 2020, the Company recorded a $1.6 million and $7.1 million write-off of certain merger related lease intangibles, respectively. The lease intangibles, which are included in the operating lease right of use asset on the consolidated balance sheets, were recorded in conjunction with the Cash America merger and were written-off primarily as a result of the Company purchasing the store real estate from the landlords of certain existing legacy Cash America stores. During 2021, the Company also recorded a $0.7 million gain on the sale of real estate, and during 2020, the Company also recorded a $1.9 million impairment of other assets and a $1.5 million impairment of property and equipment.

During 2020, the Company redeemed its outstanding $300.0 million, 5.375% senior notes due 2024, incurring a loss on extinguishment of debt of $11.7 million, which includes an early redemption premium and other redemption costs of $8.8 million and the write-off of unamortized debt issuance costs of $2.9 million.

The consolidated effective income tax rate for 2021 and 2020 was 25.0% and 25.8%, respectively. The decrease in the effective tax rate was primarily due to an increased foreign permanent tax benefit recorded during 2021 related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation during 2021, partially offset by a tax benefit recognized in 2020 resulting from the Internal Revenue Service finalizing regulations for the GILTI provisions for foreign operations in the U.S. federal tax code, which essentially eliminated the impact of the incremental GILTI tax on the Company. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Capital Requirements

The Company’s primary capital requirements include:

•Expand pawn operations through growth of pawn receivables and inventories in existing stores, new store openings and strategic acquisition of pawn stores;
•Expand retail POS payment solutions operations through growth of the business generated from new and existing merchant partners;
◦Expected to result in additional purchases of lease merchandise, funding of additional finance receivables and an increase in servicing and collection activities to support increased leases and finance receivables outstanding;
◦Expected to require operational support and development activities around AFF’s proprietary loan management and decisioning systems along with merchant and customer service functions; and
•Return capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), general corporate operating activities, income tax payments and debt service among others. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion through new store openings, primarily in Latin America. The impacts of COVID-19 limited the number of 2021 new store openings to 61. For 2022, the Company expects to add up to 60 de novo full-service pawn locations in Latin America. Future store openings remain subject to uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing.

The Company continually looks for, and is presented with, potential pawn store acquisition opportunities and will evaluate potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. The Company acquired 46 pawn stores in the U.S. and acquired a pawn license that will be used to open a new pawn store in the state of Nevada during 2022 for a cumulative purchase price of $79.5 million, net of cash acquired and subject to future post-closing adjustments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions, as opportunities arise at reasonable valuations. The Company purchased the real estate at 54 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $79.5 million during 2021.

Expand Retail POS Payment Solutions Operations

AFF will continue to promote and build relationships with existing customers and merchants and believes there is an opportunity to increase the share of existing merchants’ overall transaction volumes. While existing merchant partner relationships represent a significant source of AFF’s origination volumes, the Company believes there are also many more untapped traditional and e-commerce merchants providing goods and services to customers that could benefit from offering AFF’s retail POS payment solutions. AFF has made, and intends to continue to make, investments in its marketing team to drive awareness of AFF’s products at its merchant partners to increase utilization and encourage repeat business through increased marketing directly to AFF’s customers. In addition, AFF has made and intends to continue to make investments in its unique and proprietary decisioning platform.

Return of Capital to Shareholders

In February 2022, the Company’s Board of Directors declared a $0.30 per share first quarter cash dividend on common shares outstanding, or an aggregate of $14.5 million based on the December 31, 2021 share count, to be paid on February 28, 2022 to stockholders of record as of February 21, 2022. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors including the impact of COVID-19.

During 2021, the Company repurchased a total of 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10, and during 2020, repurchased 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96. The Company has approximately $72.2 million of remaining availability under its currently authorized stock repurchase program. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of December 31, 2021, the Company’s primary sources of liquidity were $120.0 million in cash and cash equivalents and $267.0 million of available and unused funds under the Company's revolving unsecured credit facilities, subject to certain financial covenants (see Note 11 of Notes to Consolidated Financial Statements). The Company had working capital of $737.2 million as of December 31, 2021.

The Company’s cash and cash equivalents as of December 31, 2021 included $57.5 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations. Primarily as a result of reduced store opening and acquisition activity, primarily due to the impacts of COVID-19, the Company elected to repatriate $10.0 million from certain foreign subsidiaries during 2021.

The continued developments and fluidity of the COVID-19 pandemic make it difficult to predict the ongoing impact of COVID-19 on the Company’s liquidity and presents a material uncertainty, which could adversely affect the Company’s results of operations, financial condition and cash flows in the future. Other factors, such as changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO and finance receivable originations, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions, affect the Company’s liquidity. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Item 1. Business—Governmental Regulation.”

If needed, the Company could seek to raise additional funds from a variety of sources, including but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 49% of total inventory, gives the Company flexibility to quickly increase cash flow, if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flow provided by operating activities	$223,304	$222,264	$231,596
Cash flow used in investing activities	(744,637)	(20,352)	(137,053)
Cash flow provided by (used in) financing activities	576,993	(186,502)	(120,806)

	As of December 31,
	2021	2020	2019
Working capital	$737,151	$418,159	$538,087
Current ratio	2.9:1	3.0:1	3.7:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $1.0 million from $222.3 million for 2020 to $223.3 million for 2021, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $18.3 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $724.3 million, or 3,559%, from $20.4 million during 2020 to $744.6 million during 2021. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing pawn stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral, and finance receivables are included in investing activities. The portion of the AFF Acquisition consideration paid in cash, net of cash acquired, was $462.1 million while the Company also paid $81.8 million in cash related to current and prior-year pawn store acquisitions, $42.0 million for furniture, fixtures, equipment and improvements and $79.5 million for discretionary pawn store real property purchases during 2021 compared to $44.3 million, $37.5 million and $45.5 million in 2020, respectively. The Company funded a net increase in pawn loans of $73.3 million during 2021, whereas the Company received funds from a net decrease in pawn loans of $105.4 million during 2020, and the Company funded a net increase in finance receivables of $5.8 million during 2021.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities increased $763.5 million, or 409%, from net cash used in financing activities of $186.5 million during 2020 to net cash provided by financing activities of $577.0 million during 2021. Net borrowings on the credit facilities were $136.0 million during 2021 compared to net payments of $215.5 million during 2020. During 2021, the Company received $550.0 million in proceeds from the private offering of senior unsecured notes and paid $10.6 million in debt issuance costs which was used primarily to fund the acquisition of AFF. During 2020, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes and paid $8.0 million in debt issuance costs. Using part of the proceeds from these senior unsecured notes, the Company redeemed $300.0 million of senior unsecured notes and paid redemption premiums and other redemption costs of $8.8 million during 2020. The Company funded $49.6 million for share repurchases and paid dividends of $47.5 million during 2021, compared to funding $107.0 million of share repurchases and dividends paid of $44.8 million during 2020. In addition, the Company paid $1.7 million in withholding taxes on net share settlements of restricted stock unit awards and stock options exercised and received $0.4 million in proceeds from the exercise of stock options during 2021, compared to $3.7 million and $1.1 million, during 2020, respectively.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow, adjusted retail POS payment solutions segment metrics and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly titled measures of other companies.

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses to allow more accurate comparisons of the financial results to prior periods, which include the Company’s transaction expenses incurred in connection with its acquisition of AFF. In addition, the Company does not consider these merger and acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2021		2020		2019
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$124,909	$3.04	$106,579	$2.56	$164,618	$3.81
Adjustments, net of tax:
Merger and acquisition expenses	11,872	0.29	991	0.02	1,276	0.03
Non-cash foreign currency loss (gain) related to lease liability	451	0.01	874	0.02	(653)	(0.01)
AFF purchase accounting adjustments, net (1)	23,517	0.58	—	—	—	—
Impairments and dispositions of certain other assets	730	0.02	6,979	0.17	2,659	0.06
Loss on extinguishment of debt	—	—	9,037	0.22	—	—
Accrual of pre-merger Cash America income tax liability	—	—	693	0.02	—	—
Adjusted net income and diluted earnings per share	$161,479	$3.94	$125,153	$3.01	$167,900	$3.89

(1)Includes $34.1 million related to the establishment of the initial allowance for expected lifetime credit losses for purchased AFF finance receivables that are not considered credit deteriorated (non-PCD loans), which is recorded as an expense in the provision for loan losses, $1.6 million related to the amortization of acquired intangible assets and $1.6 million related to other non-cash purchase accounting adjustments, partially offset by the $13.8 million gain on revaluation of AFF contingent acquisition consideration (all shown net of tax).

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2021			2020			2019
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$15,449	$3,577	$11,872	$1,316	$325	$991	$1,766	$490	$1,276
Non-cash foreign currency loss (gain) related to lease liability	644	193	451	1,249	375	874	(933)	(280)	(653)
AFF purchase accounting adjustments, net	30,542	7,025	23,517	—	—	—	—	—	—
Impairment and dispositions of certain other assets	949	219	730	9,064	2,085	6,979	3,454	795	2,659
Loss on extinguishment of debt	—	—	—	11,737	2,700	9,037	—	—	—
Accrual of pre-merger Cash America income tax liability	—	—	—	—	(693)	693	—	—	—
Total adjustments	$47,584	$11,014	$36,570	$23,366	$4,792	$18,574	$4,287	$1,005	$3,282

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items as listed below that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance, and adjusted EBITDA is used as a starting point in the calculation of the consolidated total debt ratio as defined in the Company’s senior unsecured notes. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (unaudited, in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$124,909	$106,579	$164,618
Income taxes	41,593	37,120	59,993
Depreciation and amortization	45,906	42,105	41,904
Interest expense	32,386	29,344	34,035
Interest income	(696)	(1,540)	(1,055)
EBITDA	244,098	213,608	299,495
Adjustments:
Merger and acquisition expenses	15,449	1,316	1,766
Non-cash foreign currency loss (gain) related to lease liability	644	1,249	(933)
AFF purchase accounting adjustments, net (1)	28,491	—	—
Impairments and dispositions of certain other assets	949	9,064	3,454
Loss on extinguishment of debt	—	11,737	—
Adjusted EBITDA	$289,631	$236,974	$303,782

(1)Excludes $2.1 million of amortization expense related to identifiable intangible assets for the twelve months ended December 31, 2021, which is already included in the add back of depreciation and amortization to calculate EBITDA.

Free Cash Flow and Adjusted Free Cash Flow

For purposes of its internal liquidity assessments, the Company considers free cash flow and adjusted free cash flow. The Company defines free cash flow as cash flow from operating activities less purchases of furniture, fixtures, equipment and improvements and net fundings/repayments of pawn loan and finance receivables, which are considered to be operating in nature by the Company but are included in cash flow from investing activities. Adjusted free cash flow is defined as free cash flow adjusted for merger and acquisition expenses paid that management considers to be non-operating in nature.

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

	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities	$223,304	$222,264	$231,596
Cash flow from investing activities:
Pawn loans, net (1)	(73,340)	105,418	21,650
Finance receivables, net	(5,844)	1,590	12,756
Purchases of furniture, fixtures, equipment and improvements	(42,022)	(37,543)	(44,311)
Free cash flow	102,098	291,729	221,691
Merger and acquisition expenses paid, net of tax benefit	11,872	991	1,276
Adjusted free cash flow	$113,970	$292,720	$222,967

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

Retail POS Payment Solutions Segment Purchase Accounting Adjustments

Management believes the presentation of certain retail POS payment solutions segment metrics adjusted to exclude the impacts of purchase accounting provides investors with greater transparency and provides a more complete understanding of AFF’s financial performance and prospects for the future by excluding the impacts of purchase accounting, which management believes is non-operating in nature and not representative of AFF’s core operating performance. See the retail POS payment solutions segment tables in “Results of Operations” above for additional reconciliation of certain amounts adjusted to exclude the impacts of purchase accounting to as reported GAAP amounts.

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

The Company believes constant currency results provide valuable supplemental information regarding the underlying performance of its business operations in Latin America, consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons. Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador where the reporting and functional currency is the U.S. dollar. See the Latin America pawn segment tables in “Results of Operations” above for additional reconciliation of certain constant currency amounts to as reported GAAP amounts.

Effects of Inflation

During 2021, the Company does not believe inflation had a material effect on the volume of pawn loans originated by the Company or AFF’s transaction volume, merchandise sales of the Company, or the Company’s results of operations during 2021. Widely reported inflation has occurred, however, and may be ongoing into the foreseeable future. Depending on the severity and persistence of these inflationary pressures, the Company could see a negative impact on its customers’ ability to pay (including an impact on the collectability of its accounts receivable) for its goods and services as well as increases in wages and other operating costs. However, inflationary economic environments could also benefit the Company by increasing customer demand for value priced products and lending services in its pawn stores.

Seasonality

The Company’s business is subject to seasonal variations, and operating results for each quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of pawn service fees in the third and fourth quarter of each year due to pawn loan balance growth. Pawn service fees generally decline in the first and second quarter of each year after the typical repayment period of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. In addition, AFF customers generally exercise the early buyout option on their existing lease or finance receivable more frequently during the first quarter associated with tax refund proceeds. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Recent Accounting Pronouncements

See discussion in Note 2 of Notes to Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part II, Item 7 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes.

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry, as are most of the wholesale scrap jewelry sales. At December 31, 2021, the Company held approximately $129.0 million in jewelry inventories, which was primarily gold, representing 49% of total inventory. In addition, approximately $198.3 million, or 57%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2021, approximately $408.3 million, or 36%, was from jewelry sales. During 2021, the average market price of gold increased by 2%, from $1,769 to $1,799 per ounce. The price of gold at December 31, 2021 was $1,806 per ounce compared to $1,888 at December 31, 2020. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers in the event it was forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar translated basis, both Latin America revenues and cost of revenues account for 35% of consolidated amounts for the year ended December 31, 2021. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America pawn operations as expressed in U.S. dollars. For the year ended December 31, 2021, the Company’s Latin America revenues and pre-tax operating income would have been approximately $29.9 million and $5.7 million lower, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2021 was 20.3 to 1 compared to 21.5 to 1 in 2020 and 19.3 to 1 in 2019. A one point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2021 annual earnings by approximately $3.0 million. The impact of foreign exchange rates in Guatemala and Colombia are not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk in regards to its long-term unsecured lines of credit. At December 31, 2021, the Company had $259.0 million outstanding under its revolving lines of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over LIBOR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in LIBOR or TIIE. Based on the average outstanding indebtedness during 2021, a 1% (100 basis points) increase in interest rates would have increased the Company’s interest expense by approximately $1.8 million for 2021.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2021, the fair value of the Company’s fixed rate debt was approximately $1,058.0 million and the outstanding principal of the Company’s fixed rate debt was $1,050.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2021 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Management has excluded AFF from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a business combination on December 17, 2021. The Company is currently in the process of integrating AFF into its assessment of its internal control over financial reporting. AFF’s total assets and revenue represent approximately 31% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM US LLP’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

Except for the AFF Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash Holdings, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021 and the related notes to the consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded AFF from its assessment of internal control over financial reporting as of December 31, 2021, because it was acquired by the Company in a business combination on December 17, 2021. We have also excluded AFF from our audit of internal control over financial reporting. AFF’s total assets and revenue represent approximately 31% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

/s/ RSM US LLP

Dallas, Texas
February 28, 2022

Item 9B. Other Information

On February 25, 2022, the Company entered into new employment agreements with Rick L. Wessel, the Company’s Chief Executive Officer, T. Brent Stuart, the Company’s President and Chief Operating Officer, R. Douglas Orr, the Company’s Executive Vice President and Chief Financial Officer and Howard F. Hambleton, the Company’s President of AFF, which were approved by the Compensation Committee (the “Committee”) of the Board of Directors of the Company on February 4, 2022.

The employment agreements with Messrs. Wessel, Stuart, Orr and Hambleton became effective upon signing and the terms of the employment agreements initially run through December 31, 2024, with automatic one-year extensions thereafter unless either party provides the other party with written notice on non-renewal at least 90 days prior to any such extension.

The employment agreements provide for annual base salaries, to be effective as of January 1, 2022, in the following amounts: $1,258,660 for Mr. Wessel, $776,620 for Mr. Stuart, $723,060 for Mr. Orr and $600,000 for Mr. Hambleton, in each case subject to annual review and increases in the discretion of the Committee. The executives will also be eligible to earn an annual bonus based on satisfaction of performance criteria established by the Committee for each fiscal year during the term of the agreement, with a target bonus opportunity equal to not less than a specified percentage of the executive’s then current base salary (150% in the case of Mr. Wessel; 125% in the case of Messrs. Stuart, Orr and Hambleton). In addition, the executives will be eligible for grants of stock-based awards under the Company’s long-term equity compensation plan, and will be eligible to participate in any of the Company’s incentive, savings, retirement and welfare benefit plans available to other senior officers of the Company.

The employment agreements provide that if an executive’s employment with the Company is terminated during the term by the Company without “cause” or by the executive for “good reason” (as such terms are defined in the employment agreements), the executive would be entitled to a lump sum cash severance payment equal to 50% (or 200%, if such termination occurs within twelve months following a change in control of the Company) of the sum of (i) the executive’s base salary in effect as of the termination, and (ii) the average of the annual bonuses earned by the executive for each of the three fiscal years immediately preceding the year in which the termination occurs. The executive would also be entitled to continue to participate in the Company’s health and welfare benefit plans at active employee rates for a period of eighteen months (the “COBRA subsidy”). In addition, if such termination occurs within twelve months following a change in control of the Company, the executive would be entitled to a pro rata annual bonus for the year in which the termination occurs, and accelerated vesting and full payout under of all of his outstanding time-vesting and performance-based equity incentive awards (based on an assumed achievement of all relevant performance goals at “target” level, or based on a higher actual or deemed level of achievement of performance goals, in the sole discretion of the Committee). Furthermore, if such termination occurs within twelve months following a change in control of the Company, the Company will pay to the executive, in lieu of the COBRA subsidy described above, a lump sum in cash in an amount equal to the full monthly cost of the executive’s health and welfare benefit coverage multiplied by 24.

The employment agreements prohibit the executives from competing with the Company during the employment term and for a period of 36 months following termination of employment. The executives would also be prohibited from soliciting Company customers and recruiting Company employees during this period.

The employment agreements of Messrs. Wessel, Stuart, Orr and Hambleton are filed as Exhibits 10.17, 10.18, 10.19 and 10.20, respectively, to this Annual Report on Form 10-K and each is incorporated herein by reference and the foregoing descriptions of these employment agreement are qualified in their entirety by these exhibits.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Matters and Director Compensation” and Delinquent Section 16(a) Reports,” contained in the Company’s Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Stockholders to be held on or about June 9, 2022 (the “2022 Proxy Statement”).

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees. This Code of Ethics is publicly available on the Company’s website at www.firstcash.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Ethics on its website in accordance with applicable Nasdaq and SEC requirements. Copies of the Company’s Code of Ethics are also available, free of charge, by submitting a written request to FirstCash Holdings, Inc., Investor Relations, 1600 West 7th Street, Fort Worth, Texas 76102.

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of October 27, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc., Atlantis Merger Sub, Inc., American First Finance, Inc., Doug Rippel and the other seller parties thereto. *	8-K	001-10960	2.1	11/01/2021
2.2	First Amendment, dated as of December 6, 2021, to that certain Business Combination Agreement, dated as of October 27, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc., Atlantis Merger Sub, Inc., American First Finance, Inc., Doug Rippel and the other seller parties thereto. *	8-K	001-10960	2.1	12/07/2021
2.3	Agreement and Plan of Merger, dated December 16, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc. and Atlantis Merger Sub, Inc.	8-K12B	001-10960	2.1	12/16/2021
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.4	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.3	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	First Supplemental Indenture, dated November 17, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A.	8-K	001-10960	4.1	12/07/2021
4.5	Indenture, dated as of December 13, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A. (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	12/13/2021
4.6	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., Certain Subsidiaries of the Borrower From Time to Time Party Thereto, the Lenders Party Thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017
10.7	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.8	Employment Agreement between Raul Ramos and FirstCash, Inc., dated July 30, 2018 *	10-Q	001-10960	10.1	08/01/2018
10.9	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.10	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.11	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.12	Employment Agreement between Daniel R. Feehan and FirstCash, Inc., dated January 28, 2020 *	10-K	001-10960	10.16	02/03/2020
10.13	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association.	8-K	001-10960	10.1	11/10/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Fifth Amendment to Amended and Restated Credit Agreement, dated December 8, 2021, by and among FirstCash, Inc., the guarantors and lenders listed herein and Wells Fargo Bank, National Association.	8-K	001-10960	10.1	12/13/2021
10.15	Assignment and Assumption Agreement, dated December 16, 2021 between FirstCash, Inc. and FirstCash Holdings, Inc.	8-K12B	001-10960	10.1	12/16/2021
10.16	Registration Rights Agreement, dated as of December 17, 2021, by and among FirstCash Holdings, Inc. and certain seller parties thereto	8-K	001-10960	10.1	12/17/2021
10.17	Employment Agreement between Rick L. Wessel and FirstCash Holdings, Inc., dated February 25, 2022 *					X
10.18	Employment Agreement between T. Brent Stuart and FirstCash Holdings, Inc., dated February 25, 2022 *					X
10.19	Employment Agreement between R. Douglas Orr and FirstCash Holdings, Inc., dated February 25, 2022 *					X
10.20	Employment Agreement between Howard F. Hambleton and FirstCash Holdings, Inc., dated February 25, 2022 *					X
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2022	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2022

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 28, 2022

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 28, 2022

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 28, 2022

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 28, 2022

/s/ JAMES H. GRAVES James H. Graves	Director	February 28, 2022

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 28, 2022

/s/ DOUGLAS R. RIPPEL Douglas R. Rippel	Director	February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition—accrual for earned but uncollected pawn loan fees
As described in Note 2 of the consolidated financial statements, the Company’s revenue recognition policy for pawn loan fees is to accrue pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawn loans of which the Company deems collection to be probable based on historical pawn redemption statistics. The Company's accrual for earned but uncollected pawn loan fees as of December 31, 2021 was $42.9 million, which is included in accounts receivable, net in the accompanying consolidated balance sheets.

The determination of the accrual for earned but uncollected pawn loan fees was subjective and required management to make significant judgements related to the probability of redemption and the expected effective yield of the pawn loan portfolio at the measurement date. We identified the accrual for earned but uncollected pawn loan fees as a critical audit matter as auditing the probability of redemption and the expected yield of the pawn loan portfolio was complex and required a high degree of auditor judgement and subjectivity due to the significant judgements applied by management noted above.

Our audit procedures related to the Company’s accrual for earned but uncollected pawn loan fees, specifically the assumptions for the probability of redemption and expected effective yield of the pawn loan portfolio, included the following, among others:

•We obtained an understanding of the relevant controls related to the accrual for earned but uncollected pawn loan fees and tested such controls for design and operating effectiveness, including (a) the review and approval of key assumptions and (b) the completeness and accuracy of data inputs.
•We obtained management’s calculation of the accrual for earned but uncollected pawn loan fees and tested the calculation for completeness and accuracy of data used as inputs.
•We evaluated the methodology and assumptions used by management to develop the effective pawn loan yield, including consideration of historical patterns and the probability of redemption.
•We assessed the validity of data used in the calculation of the accrual for earned but uncollected pawn loan fees by agreeing, on a sample basis, key data inputs to source documents.

Allowance for credit losses—finance receivables
As described in Notes 2 and 7 to the consolidated financial statements, the Company established an allowance for credit losses on its finance receivable portfolios of $75.6 million as of December 31, 2021, which was estimated using the Company’s current expected credit loss (CECL) model. Credit losses on finance receivables were estimated and recognized upon purchase of the receivable, based on expected credit losses for the life of the receivable. The Company’s CECL model segmented the finance receivable population into monthly pools of receivables and estimated the allowance for credit losses by applying modeled loss rates primarily derived from internal, historical cumulative loss experience from comparable economic cycles, then adjusted by qualitative factors to address recent and forecasted business trends. Qualitative factors to address recent and forecasted business trends included, but were not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for credit losses on finance receivables was subjective and required management to make significant judgements related to the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends. Specifically, incorporating observable and forecasted economic conditions could have a material impact on the measurement of the allowance for credit losses to the extent that forecasted economic conditions change significantly. We identified the allowance for credit losses on finance receivable portfolios as a critical audit matter as auditing the judgements surrounding the selection of modeled loss rates and adjustments to address recent and forecasted business trends was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for credit losses on finance receivables, specifically the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends, included the following, among others:

•We tested the completeness and accuracy of data inputs into the CECL model, including historical origination balances, loss rates, first payment default rates, and delinquency rates, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of modeled loss rates and adjustments for current conditions and future expectations for reasonableness by comparing to internal and external source data.

Allowance for lease losses—leased merchandise
As described in Notes 2 and 8 to the consolidated financial statements, the Company established an allowance for lease losses on its portfolio of merchandise subject to operating leases of $5.4 million as of December 31, 2021, representing estimated losses from uncollectible rental agreements. The Company estimated this reserve based on a combination of historical losses and expected future losses that gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for lease losses on merchandise subject to operating leases was subjective and required management to make significant judgements related to the selection and application of historical losses and adjustments for expected future losses. We identified the allowance for lease losses on merchandise subject to operating leases as a critical audit matter as auditing the judgements surrounding the selection and application of historical losses and adjustments for expected future losses was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for lease losses on merchandise subject to operating leases, specifically the selection and application of historical losses and adjustments for expected future losses, included the following, among others:

•We tested the completeness and accuracy of data inputs into the allowance for lease losses model, including historical origination balances, loss rates, first payment default rates, and delinquency rates, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of historical losses and adjustments for expected future losses for reasonableness by comparing to internal and external source data.

Acquisition of American First Finance—valuation of acquired finance receivables, leased merchandise, developed technology and merchant relationships intangible assets, and contingent consideration
As described in Note 3 and 6 to the consolidated financial statements, the Company completed its acquisition of American First Finance on December 17, 2021 with total purchase consideration of $1.1 billion. In conjunction with the acquisition, acquired finance receivables were recorded at a fair value of $225.3 million; acquired leased merchandise was recorded at a fair value of $139.6 million; an intangible asset for developed technology was recorded at a fair value of $99.4 million; an intangible asset for merchant relationships was recorded at a fair value of $194.0 million; and contingent consideration in the form of earnout liabilities was recorded at fair value of $127.4 million on the opening balance sheet, along with other acquired assets and liabilities.

To determine the fair value of acquired finance receivables, management first segmented the finance receivable population into pools of receivables with similar risk characteristics and then bifurcated each segment by receivables that have experienced a more-than-insignificant deterioration in credit quality since origination based on delinquency status (i.e., purchase credit deteriorated finance receivables) and non-purchase credit deteriorated finance receivables. Management then used discounted cash flow analyses that considered factors such as discount rate and estimated losses to determine the fair value. Management determined estimated losses by applying modeled loss rates primarily derived from internal, historical cumulative loss experience from comparable economic cycles, adjusted by qualitative factors to address recent and forecasted business trends. Qualitative factors to address recent and forecasted business trends included, but were not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices. To determine the fair value of leased merchandise, management used a model that considered factors including assumptions about replacement cost sourced from third parties that was then adjusted for depreciation over estimated useful lives, as well as economic obsolescence of the leased merchandise. Management estimated economic obsolescence by applying modeled loss rates primarily derived from historical losses and expected future losses that gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

To determine the fair value of the developed technology intangible asset, management utilized a cost method that contained assumptions on the estimated costs to rebuild the developed technology, including developer’s profit margins and economic obsolescence.

To determine the fair value of the merchant relationships intangible asset, management utilized a discounted cash flow model that contained assumptions on projected cash flows from merchants, a discount rate, and an attrition rate.

The earnout liabilities primarily consisted of two separate components that were recorded at fair value on the acquisition date of December 17, 2021 and remeasured at fair value on December 31, 2021. The first component provides for a defined payment to the seller should certain income-based thresholds be achieved over a defined earnout measurement period. To determine the fair value of the income-based earnout liability, management utilized a model which simulated scenarios that contained assumptions on projected cash flows and a discount rate. The second component provides for a defined payment to the seller should certain share price-based thresholds be achieved over a defined measurement period. To determine the fair value of the share price-based earnout liability, management utilized a model which simulated scenarios that contained assumptions on projected stock price, volatility and a discount rate.

We identified the determination of the fair value of acquired finance receivables, leased merchandise, developed technology and merchant relationships intangible assets and the valuation of earnout liabilities as critical audit matters as auditing those estimates required a high degree of auditor judgment, subjectivity, and effort in performing procedures and included the use of professionals with specialized skill and knowledge.

Our audit procedures related to the determination of the fair value of acquired finance receivables, leased merchandise, developed technology and merchant relationships intangible assets and the valuation of earnout liabilities included the following, among others:

•We obtained an understanding of the relevant controls related to the valuation model applied and tested such controls for design and operating effectiveness, including those controls over (a) validation of data within the model, and (b) the management review and approval of the computed fair value, including the selection and application of the inputs into the model.
•We utilized internal valuation specialists to assist the audit team in testing the methodologies and techniques for appropriateness, as well as evaluating significant, challenging assumptions in the models and methods to determine fair value of the acquired assets and liabilities as outlined above.
Specifically, audit procedures included the following, among others:

•For acquired finance receivables:
◦We tested the completeness and accuracy of data inputs into the discounted cash flow and CECL models, including discount rate, historical origination balances, loss rates, first payment default rates, and delinquency rates by segment, by tracing to internal source documents.
◦We evaluated key assumptions and judgements surrounding the selection of modeled loss rates and adjustments for current conditions and future expectations for reasonableness by comparing to internal and external source data.

•For acquired leased merchandise:
◦Valuation specialists assisted us in testing the reasonableness of inputs by comparing assumptions related to replacement cost to external sources and recalculating depreciation over estimated useful lives, including reviewing the estimated useful lives applied to the leased merchandise for reasonableness in their application.
◦We evaluated economic obsolescence by testing the completeness and accuracy of data inputs into the lease losses model, including historical origination balances, loss rates, first payment default rates and delinquency rates, by tracing to internal source documents.
◦We evaluated the economic obsolescence inputs by assessing key assumptions and judgements surrounding the selection of historical losses and adjustments for expected future losses for reasonableness and comparing to internal and external source data.

•For the acquired developed technology intangible asset:
◦Together with valuation specialists, we compared assumptions related to costs to rebuild and economic obsolescence to internal sources.
◦Valuation specialists assisted us in assessing the reasonableness of inputs by comparing assumptions related to developer’s profit margin to external sources.

•For the acquired merchant relationships intangible asset:
◦Together with valuation specialists, we tested the completeness and accuracy of data inputs into the discounted cash flow model, including assessing the reasonableness of the discount rate by tracing to internal and external source documents and performing calculations to form independent expectations.
◦Valuation specialists assisted us in evaluating the reasonableness of inputs by comparing assumptions related to the attrition rate to external sources and performing calculations to form independent expectations.

•For earnout liabilities:
◦Together with valuation specialists, we tested both components of the earnout liability by comparing key terms, including the measurement period and defined income and stock price thresholds, utilized in the valuation models to internal source documents.
◦Valuation specialists assisted us in evaluating the reasonableness of inputs in the income-based earnout liability fair value calculation by comparing assumptions in the projected cash flows model, including earnings volatility and discount rate assumptions, tracing to internal and external source documents, and performing calculations to form independent expectations.
◦Valuation specialists assisted us in evaluating the reasonableness of inputs in the stock price-based earnout liability fair value calculation by assessing the reasonableness of projected stock price, including stock price volatility and discount rate assumptions, through tracing to internal and external source documents and performing calculations to form independent expectations.

s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 28, 2022

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$120,046	$65,850
Accounts receivable, net	55,356	41,110
Pawn loans	347,973	308,231
Finance receivables, net	181,021	—
Inventories	263,311	190,352
Leased merchandise, net	143,944	—
Income taxes receivable	5,419	9,634
Prepaid expenses and other current assets	12,288	9,388
Total current assets	1,129,358	624,565

Property and equipment, net	462,526	373,667
Operating lease right of use asset	306,061	298,957
Goodwill	1,536,178	977,381
Intangible assets, net	388,184	83,651
Other assets	8,531	9,818
Deferred tax assets, net	5,614	4,158
Total assets	$3,836,452	$2,372,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$240,940	$81,917
Customer deposits and prepayments	57,310	34,719
Income taxes payable	3,387	1,148
Lease liability, current	90,570	88,622
Total current liabilities	392,207	206,406

Revolving unsecured credit facilities	259,000	123,000
Senior unsecured notes	1,033,904	492,916
Deferred tax liabilities, net	126,098	71,173
Lease liability, non-current	203,166	194,887
Other liabilities	13,950	—
Total liabilities	2,028,325	1,088,382

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
57,322 and 49,276 shares issued, respectively;
48,479 and 41,038 shares outstanding, respectively	573	493
Additional paid-in capital	1,724,956	1,221,788
Retained earnings	866,679	789,303
Accumulated other comprehensive loss	(131,299)	(118,432)
Common stock held in treasury, 8,843 and 8,238 shares at cost, respectively	(652,782)	(609,337)
Total stockholders’ equity	1,808,127	1,283,815
Total liabilities and stockholders’ equity	$3,836,452	$2,372,197

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Retail merchandise sales	$1,134,249	$1,075,518	$1,175,561
Pawn loan fees	475,782	457,517	564,824
Leased merchandise income	22,720	—	—
Interest and fees on finance receivables	9,024	2,016	20,178
Wholesale scrap jewelry sales	57,190	96,233	103,876
Total revenue	1,698,965	1,631,284	1,864,439

Cost of revenue:
Cost of retail merchandise sold	663,464	641,087	745,861
Depreciation of leased merchandise	12,826	—	—
Provision for lease losses	5,442	—	—
Provision for loan losses	48,952	(488)	4,159
Cost of wholesale scrap jewelry sold	49,129	79,546	96,072
Total cost of revenue	779,813	720,145	846,092

Net revenue	919,152	911,139	1,018,347

Expenses and other income:
Operating expenses	564,832	562,158	595,539
Administrative expenses	111,259	110,931	122,334
Depreciation and amortization	45,906	42,105	41,904
Interest expense	32,386	29,344	34,035
Interest income	(696)	(1,540)	(1,055)
Loss (gain) on foreign exchange	436	884	(787)
Merger and acquisition expenses	15,449	1,316	1,766
Gain on revaluation of contingent acquisition consideration	(17,871)	—	—
Impairments and dispositions of certain other assets	949	10,505	—
Loss on extinguishment of debt	—	11,737	—
Total expenses and other income	752,650	767,440	793,736

Income before income taxes	166,502	143,699	224,611

Provision for income taxes	41,593	37,120	59,993

Net income	$124,909	$106,579	$164,618

Earnings per share:
Basic	$3.05	$2.57	$3.83
Diluted	3.04	2.56	3.81

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$124,909	$106,579	$164,618
Other comprehensive income:
Currency translation adjustment	(12,867)	(21,463)	16,148
Comprehensive income	$112,042	$85,116	$180,766

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,090)	—	—	(73)	5,427	(1,663)
Exercise of stock options	—	—	(358)	—	—	(10)	738	380
Shares issued upon acquisition of American First Finance	8,046	80	505,466	—	—	—	—	505,546
Share-based compensation expense	—	—	5,150	—	—	—	—	5,150
Net income	—	—	—	124,909	—	—	—	124,909
Cash dividends ($1.17 per share)	—	—	—	(47,533)	—	—	—	(47,533)
Currency translation adjustment	—	—	—	—	(12,867)	—	—	(12,867)
Purchases of treasury stock	—	—	—	—	—	688	(49,610)	(49,610)
As of 12/31/2021	57,322	$573	$1,724,956	$866,679	$(131,299)	8,843	$(652,782)	$1,808,127

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONTINUED
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2019	49,276	$493	$1,231,528	$727,476	$(96,969)	6,947	$(512,493)	$1,350,035
Shares issued under share-based compensation plan, net of 46 shares net-settled	—	—	(10,663)	—	—	(98)	7,337	(3,326)
Exercise of stock options, net of 22 shares net-settled	—	—	(1,991)	—	—	(38)	2,789	798
Share-based compensation expense	—	—	2,914	—	—	—	—	2,914
Net income	—	—	—	106,579	—	—	—	106,579
Cash dividends ($1.08 per share)	—	—	—	(44,752)	—	—	—	(44,752)
Currency translation adjustment	—	—	—	—	(21,463)	—	—	(21,463)
Purchases of treasury stock	—	—	—	—	—	1,427	(106,970)	(106,970)
As of 12/31/2020	49,276	$493	$1,221,788	$789,303	$(118,432)	8,238	$(609,337)	$1,283,815

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$124,909	$106,579	$164,618
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	12,826	—	—
Provision for lease losses	5,442	—	—
Provision for loan losses	48,952	(839)	2,395
Share-based compensation expense	5,150	2,914	8,680
Depreciation and amortization expense	45,906	42,105	41,904
Amortization of debt issuance costs	1,671	1,649	1,430
Net amortization of premiums, discounts and unearned origination fees on finance receivables	1,132	—	—
Gain on revaluation of contingent acquisition consideration	(17,871)	—	—
Impairments and dispositions of certain other assets	949	10,505	—
Loss on extinguishment of debt	—	11,737	—
Deferred income taxes, net	10,722	14,476	7,008
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(2,492)	5,474	110
Inventories purchased directly from customers, wholesalers or manufacturers	(27,006)	29,174	5,842
Leased merchandise, net	(22,563)	—	—
Prepaid expenses and other assets	3,094	1,400	(1,049)
Accounts payable, accrued liabilities and other liabilities	26,180	8,621	(3,383)
Income taxes	6,303	(11,531)	4,041
Net cash flow provided by operating activities	223,304	222,264	231,596
Cash flow from investing activities:
Pawn loans, net (1)	(73,340)	105,418	21,650
Finance receivables, net	(5,844)	1,590	12,756
Purchases of furniture, fixtures, equipment and improvements	(42,022)	(37,543)	(44,311)
Purchases of store real property	(79,507)	(45,502)	(74,661)
Portion of AFF Acquisition paid in cash, net of cash acquired	(462,102)	—	—
Acquisitions of pawn stores, net of cash acquired	(81,822)	(44,315)	(52,487)
Net cash flow used in investing activities	(744,637)	(20,352)	(137,053)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	560,000	354,425	257,000
Repayments of unsecured credit facilities	(424,000)	(569,933)	(217,000)
Issuance of senior unsecured notes	550,000	500,000	—
Redemption of senior unsecured notes	—	(300,000)	—
Redemption premium and other redemption costs on senior unsecured notes	—	(8,781)	—
Debt issuance costs paid	(10,581)	(7,963)	(1,149)
Purchases of treasury stock	(49,610)	(106,970)	(116,105)
Proceeds from exercise of stock options	380	1,140	400
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	(1,663)	(3,668)	—

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2021	2020	2019
Dividends paid	(47,533)	(44,752)	(43,952)
Net cash flow provided by (used in) financing activities	576,993	(186,502)	(120,806)
Effect of exchange rates on cash	(1,464)	3,913	997
Change in cash and cash equivalents	54,196	19,323	(25,266)
Cash and cash equivalents at beginning of the year	65,850	46,527	71,793
Cash and cash equivalents at end of the year	$120,046	$65,850	$46,527

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,461	$21,033	$32,680
Income taxes	24,563	34,186	48,867

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$430,306	$340,891	$500,744
Issuance of common stock associated with the AFF Acquisition	505,546	—	—

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

On December 16, 2021, FirstCash, Inc. implemented a holding company reorganization, which resulted in FirstCash Holdings, Inc. owning all of the outstanding capital stock of FirstCash, Inc. Following the reorganization, FirstCash Holdings, Inc. became the successor issuer to FirstCash, Inc. FirstCash Holdings, Inc. (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware.

On December 17, 2021, the Company completed the acquisition (the “AFF Acquisition”) of American First Finance (“AFF”), which is a leading technology-driven retail point-of-sale (“POS”) payment solutions platform primarily focused on providing lease-to-own (“LTO”) products. See Note 3 for additional information about the AFF Acquisition.

The Company operates two business lines: pawn operations and retail POS payment solutions which are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in 26 U.S. states and the District of Columbia, while the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF.

The Company’s primary business line continues to be the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

The Company’s retail POS payment solutions segment focuses on providing LTO and retail financing payment options across a large network of traditional and e-commerce retail merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail merchant partnerships provide consumer goods and services to their shoppers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

Continuing Impact of COVID-19

The COVID-19 pandemic continues to impact numerous aspects of the Company’s business and the continuing long-term impact to its business remains unknown. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of concern and the efficacy and adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates. In addition, changes in economic conditions and consumer spending, rising inflation, and the actions taken to limit the economic impact of COVID-19, such as government stimulus and other transfer programs, have and may continue to have a material adverse impact on demand for pawn loans in future periods. Moreover, safety protocols, staffing constraints and supply chain delays continue to impact operations and traffic counts for many retailers, which include the Company’s pawn stores and many of AFF’s retail merchant partners.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation - The accompanying consolidated financial statements include the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries. The Company regularly makes acquisitions and the results of the acquired operations have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2021, the amount of cash associated with indefinitely reinvested foreign earnings was $57.5 million, which is primarily held in Mexican pesos.

Pawn loans and revenue recognition - Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-recourse against the customer. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics, which is included in accounts receivable, net in the accompanying consolidated balance sheets. If the pawn loan is not repaid prior to the expiration of the pawn loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Pawn inventories and revenue recognition - Pawn inventories represent merchandise acquired from forfeited pawn loans and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Pawn inventories from forfeited pawn loans are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Pawn inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or net realizable value and, accordingly, valuation allowances are established if pawn inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated pawn inventories and determined that a valuation allowance is not necessary.

The Company’s merchandise sales are primarily retail sales to the general public in its pawn stores. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. Some jewelry inventory is melted and processed at third-party facilities and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Layaway plan and deferred revenue - The Company does not currently provide direct financing to customers for the purchase of merchandise in its pawn stores, but does permit its customers to purchase pawn merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to pawn inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits and prepayments in the accompanying consolidated balance sheets.

Leased merchandise and revenue recognition - The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise and making all scheduled payments due through the minimum lease holding period, which is typically 60 days. Leased merchandise contracts can typically be renewed for between six to 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease, and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

Lease income is recognized over the lease term and is recorded net of any sales taxes collected. Charges for late fees and insufficient fund fees are recognized as income when collected. Initial direct costs related to the Companyʼs lease agreements are added to the basis of the leased property and recognized over the lease term in proportion to the recognition of lease income. The Company typically charges the customer a non-refundable processing fee at lease inception and may also receive a discount from or pay a premium to certain merchant partners for leases originated at their locations, which are deferred and amortized using the straight-line method as adjustments to lease income over the contractual life of the related leased merchandise. Unamortized fees, discounts and premiums are recognized in full upon early buyout or charge-off.

The Company accrues for lease income earned but not yet collected as accrued rent receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets. Alternatively, lease payments received in excess of the amount earned are recognized as deferred revenue, which is included in customer deposits and prepayments in the accompanying consolidated balance sheets. Customer payments are first applied to applicable sales tax and scheduled lease payments, then applied to any uncollected fees, such as late fees and insufficient fund fees. The Company collects sales taxes on behalf of the customer and remits all applicable sales taxes collected to the respective jurisdiction.

Provision for lease losses - The Company records a provision for lease losses on an allowance method, which estimates the leased merchandise losses incurred but not yet identified by management as of the end of the accounting period. The allowance for lease losses is based primarily upon historical loss experience with consideration given to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The Company charges off leased merchandise when a lease is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the leased merchandise at the point in time it is deemed uncollectible.

Finance receivables and revenue recognition - The Company purchases and services retail finance receivables, the term of which typically ranges from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Accrued interest, net of an allowance for uncollectible interest income is included in accounts receivable, net in the accompanying consolidated balance sheets and as of December 31, 2021 and 2020 was $12.4 million and $0.0 million, respectively. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

The Company offers customers an early payoff discount on most of its finance receivables whereby the customer has between 90 and 105 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

Provision for loan losses - Expected lifetime losses on finance receivables are recognized upon loan purchase, which requires the Company to make its best estimate of probable lifetime losses at the time of purchase. The Company segments its finance receivable portfolio into pools of receivables with similar risk characteristics which include loan product and monthly origination vintage and evaluates each pool for impairment.

The Company calculates the allowance for loan losses based on historical loss information and incorporates observable and forecasted economic conditions over a reasonable and supportable forecast period covering the full contractual life of finance receivables. Incorporating observable and forecasted economic conditions could have a material impact on the measurement of the allowance to the extent that forecasted economic conditions change significantly. The Company may also consider other qualitative factors to address recent and forecasted business trends in estimating the allowance, as necessary, including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices. The allowance for loan losses is maintained at a level considered appropriate to cover expected lifetime losses on the finance receivable portfolio, and the appropriateness of the allowance is evaluated at each period end.

The Company charges off finance receivables when a receivable is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the finance receivable at the point in time it is deemed uncollectible.

Foreign currency transactions - The Company has pawn operations in Latin America where in Mexico, Guatemala and Colombia the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S. dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments, as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has pawn operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2021 was 20.3 to 1 compared to 21.5 to 1 in 2020 and 19.3 to 1 in 2019. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2021, 2020 and 2019 was 7.7 to 1. The average value of the Colombian peso to the U.S. dollar exchange rate for 2021 was 3,742 to 1 compared to 3,693 to 1 in 2020 and 3,280 to 1 in 2019.

Operating expenses - Costs incurred in operating the Company’s pawn stores have been classified as operating expenses, which include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores. Additionally, costs incurred in operating AFF have been classified as operating expenses, which include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred.

Property and equipment - Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method generally based on estimated useful lives of 30 to 40 years for buildings and three to five years for furniture, fixtures and equipment. The costs of improvements on leased pawn stores are capitalized as leasehold improvements and are depreciated using the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred and renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Business combinations - Business combination accounting requires the Company to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The total consideration of the acquisition is allocated to the assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition consideration is classified as goodwill. This allocation process requires extensive use of estimates and assumptions. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the assets acquired and liabilities assumed in connection with a business acquisition, in determining appropriate amortization methods and periods for identified intangible assets and in determining the fair value of contingent consideration, which is reviewed at each subsequent reporting period with changes in the fair value of the contingent consideration recognized in the consolidated statements of income. See Note 3.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the impairment testing methodology. See Note 14.

The Company’s other material indefinite-lived intangible assets consist of certain trade names and pawn licenses. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. See Note 14.

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

During 2020, the Company recorded a $1.9 million impairment of other assets and a $1.5 million impairment of property and equipment. The Company did not record any impairment loss for the year ended December 31, 2021.

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

Advertising - The Company expenses the costs of advertising when incurred. Advertising expense for the years ended December 31, 2021, 2020 and 2019, was $1.0 million, $1.1 million, and $1.2 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$124,909	$106,579	$164,618

Denominator:
Weighted-average common shares for calculating basic earnings per share	40,975	41,502	43,020
Effect of dilutive securities:
Stock options and restricted stock unit awards	49	98	188
Weighted-average common shares for calculating diluted earnings per share	41,024	41,600	43,208

Earnings per share:
Basic	$3.05	$2.57	$3.83
Diluted	3.04	2.56	3.81

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include the accrual for earned but uncollected pawn fees, allowances for lease and loan losses and related lease and loan loss provisions, valuation of acquired assets, assumed liabilities and contingent consideration of the AFF Acquisition, evaluation of goodwill and other intangible assets for impairment and current and deferred tax assets and liabilities.

Reclassification - Certain amounts in the consolidated statements of income and consolidated statements of cash flows for the years ended December 31, 2020 and 2019 have been reclassified in order to conform to the 2021 presentation.

Recent accounting pronouncements - In December 2019, the Financial Accounting Standards Board issued ASU No 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

NOTE 3 - ACQUISITIONS

American First Finance Acquisition

On December 17, 2021, the Company completed the AFF Acquisition. Under the terms and conditions set forth in the business combination agreement dated October 27, 2021, as amended, the Company acquired all of the equity interests of AFF in exchange for 8,046,252 shares of the Company’s common stock and cash consideration. Immediately following the AFF Acquisition, the Company’s shareholders owned approximately 83% of the common stock of the Company and the seller parties owned approximately 17%.

In addition to the closing purchase price, the seller parties have the right to receive up to an additional $375.0 million of contingent consideration (the “Contingent Consideration”). In particular, the seller parties have the right to receive up to $250.0 million of additional consideration if AFF achieves certain adjusted EBITDA targets for the period consisting of the fourth quarter of 2021 through the end of 2022 and up to $50.0 million if AFF achieves certain adjusted EBITDA targets for the first half of 2023. In addition, the seller parties have the right to receive up to an additional $75.0 million of consideration in the event that the highest average stock price of the Company for any 10-day period from December 6, 2021 through February 28, 2023 is less than $86.25. The Contingent Consideration is payable in cash or Company common stock, at the Company’s discretion.

The following table summarizes the consideration transferred in connection with the AFF Acquisition, net of cash acquired (in thousands except share and per share amounts):

AFF Acquisition
Shares of FirstCash Holdings, Inc. common stock issued	8,046,252
Closing common stock price per share at December 16, 2021	$62.83
Stock consideration	$505,546
Cash consideration paid to AFF shareholders at closing	253,087
Cash consideration paid to extinguish AFF pre-existing debt	257,278
Present value of deferred consideration payable to AFF shareholders on December 31, 2022	23,873
Estimated fair value of Contingent Consideration (see Note 6)	127,420
Less cash acquired	(48,263)
Aggregate purchase consideration	$1,118,941

The Company has performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the aggregate purchase consideration based on the fair values of those identifiable assets and liabilities. The estimate of the fair values of identifiable assets acquired and liabilities assumed are determined by applying various valuation techniques, including discounted cash flow analyses, Monte Carlo simulations and the replacement cost method, which include various inputs and assumptions such as discount rates, projected cash flows and profit margins, attrition rates, economic obsolescence, expected charge-off rates and depreciation, some of which may not be observable in the market. The purchase price allocation is subject to change as the Company finalizes the analysis of the fair value at the date of the AFF Acquisition. The final determination of the fair value of assets acquired and liabilities assumed will be completed within the twelve-month measurement period from the date of the AFF Acquisition, as required by applicable accounting guidance. Due to the significance of the AFF Acquisition, the Company may use all of this measurement period to adequately analyze and assess the fair values of assets acquired and liabilities assumed.

The allocation of the aggregate purchase consideration, net of cash acquired and subject to future measurement period adjustments, is as follows (in thousands):

AFF Acquisition
Accounts receivable	$11,660
Finance receivables (1)	225,261
Leased merchandise	139,649
Prepaid expenses and other current assets	4,474
Property and equipment	11,670
Operating lease right of use asset	491
Goodwill (2)	503,106
Intangible assets (3)	305,100
Accounts payable and accrued liabilities	(28,357)
Customer deposits and prepayments	(11,014)
Lease liability, current	(10)
Deferred tax liabilities	(42,608)
Lease liability, non-current	(481)
Purchase price	$1,118,941

(1)Finance receivables acquired in a business combination that have experienced more-than-insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (“PCD”). The Company evaluated the acquired finance receivables for deterioration in credit quality primarily based on delinquency status. At the acquisition date, an estimate of expected lifetime credit losses for PCD finance receivables is added to the acquisition date fair value to establish the initial amortized cost basis of the PCD finance receivables. As the initial allowance for credit losses is added to the fair value, there is no provision for loan losses recognized upon acquisition of a PCD loan. See Note 7.

A reconciliation of the difference between the fair value of the PCD finance receivables and the unpaid principal balance as of the date of the acquisition is as follows (in thousands):

PCD Finance Receivables
Unpaid principal balance of PCD finance receivables	$41,900
Non-credit discount	(4,120)
Amortized cost of PCD finance receivables	37,780
Less allowance for loan losses recognized for PCD finance receivables	32,036
Fair value of PCD finance receivables	$5,744

For acquired finance receivables not deemed PCD at acquisition (“non-PCD”), the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans. At the acquisition date, an initial allowance for expected lifetime credit losses is estimated and recorded as provision for loan losses. See Note 7.

A reconciliation of the difference between the fair value of the non-PCD finance receivables and the unpaid principal balance as of the date of the acquisition is as follows (in thousands):

Non-PCD Finance Receivables
Unpaid principal balance of non-PCD finance receivables	$177,456
Fair value premium	42,061
Fair value of non-PCD finance receivables	219,517
Less allowance for loan losses recognized for non-PCD finance receivables	44,250
Carrying value of non-PCD finance receivables	$175,267

(2)The goodwill is attributable to the excess of the aggregate purchase consideration over the fair value of the net tangible and intangible assets acquired and liabilities assumed and is considered to represent the synergies and economies of scale expected from combining the operations of the Company and AFF. This goodwill has been assigned to the retail POS payment solutions reporting unit. Excluding any potential earnout payments, approximately $212.3 million of the goodwill arising from the AFF Acquisition is expected to be deductible for U.S. income tax purposes.

(3)Intangible assets acquired and the respective useful lives assigned consist of the following (in thousands, except useful life):

		Useful Life
	AFF Acquisition	(In Years)
Merchant relationships	$194,000	7
Developed technology	99,400	5
Trade name	10,200	2
Relationships with existing lessees	1,500	1
Total intangible assets	$305,100

The merchant relationships are being amortized using an accelerated amortization method that reflects the future cash flows expected from existing merchant relationships. Annual estimated amortization expense of the merchant relationships over each of the next five years is approximately $30.6 million, $31.5 million, $29.8 million, $28.2 million and $26.2 million.

2021 Pawn Acquisitions

During 2021, the Company acquired 46 pawn stores in the U.S. in three separate transactions and acquired a pawn license that will be used to open a new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $79.5 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $76.0 million in cash paid at closing and remaining short-term amounts payable to the sellers of approximately $3.5 million. During 2021, the Company also paid $5.8 million of purchase price amounts payable related to prior-year acquisitions.

The purchase price of each of the 2021 pawn acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these pawn store acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These pawn acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price for these individually immaterial pawn store acquisitions during 2021 (the “2021 Pawn Acquisitions”) is as follows (in thousands):

2021 Pawn Acquisitions
Pawn loans	$7,920
Accounts receivable, net	470
Inventories	8,822
Other current assets	294
Property and equipment	1,174
Goodwill (1)	59,645
Intangible assets	2,835
Other non-current assets	36
Current liabilities	(1,659)
Aggregate purchase price	$79,537

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

Unaudited Pro Forma Financial Information

The results of operations for the AFF Acquisition and the 2021 Pawn Acquisitions have been consolidated since the respective acquisition dates. During 2021, revenue from AFF and the 2021 Pawn Acquisitions was $56.0 million and the net loss from AFF and the 2021 Pawn Acquisitions since the acquisition dates (including $11.9 million of transaction costs, net of tax) was approximately $41.0 million. Transaction costs associated with the AFF Acquisition and the 2021 Pawn Acquisitions were expensed as incurred and are presented in the consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting and other related third-party costs, including preparation for regulatory filings.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the AFF Acquisition and the 2021 Pawn Acquisitions had occurred on January 1, 2020, after giving effect to certain adjustments (in thousands, except per share amounts):

	Year Ended		Year Ended
	December 31, 2021		December 31, 2020
	As Reported	Pro Forma	As Reported	Pro Forma
Total revenue	$1,698,965	$2,305,860	$1,631,284	$2,024,055
Net income	124,909	156,257	106,579	60,059

Net income per share:
Basic	$3.05	$3.21	$2.57	$1.21
Diluted	3.04	3.20	2.56	1.21

The unaudited pro forma results have been adjusted with respect to certain aspects of the AFF Acquisition and 2021 Pawn Acquisitions primarily to reflect:

•depreciation and amortization expense that would have been recognized assuming fair value adjustments to the tangible and intangible assets acquired and liabilities assumed;
•an increase in total indebtedness primarily incurred to finance certain cash payments and transaction costs related to the AFF Acquisition and 2021 Pawn Acquisitions, partially offset by the elimination of AFF’s pre-existing debt that was repaid at closing;
•the inclusion in the year ended December 31, 2020 of $15.4 million in acquisition expenses incurred by the Company (excluded from the year ended December 31, 2021); and
•the exclusion of $44.3 million of loan loss provision expense in the year ended December 31, 2021 resulting from the establishment of the initial allowance for expected lifetime credit losses for non-PCD finance receivables acquired in the AFF Acquisition (see Note 7).

The pro forma financial information has been prepared for informational purposes only and does not include any anticipated synergies or other potential benefits of the AFF Acquisition and 2021 Pawn Acquisitions. It also does not give effect to certain future charges that the Company expects to incur in connection with the AFF Acquisition and 2021 Pawn Acquisitions, including, but not limited to, additional professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems. The pro forma information is based on the Company’s preliminary valuation analysis of identifiable assets acquired and liabilities assumed and therefore subject to change. Pro forma results do not purport to be indicative of what would have resulted had the acquisitions occurred on the date indicated or what may result in the future.

2020 Pawn Acquisitions

During 2020, the Company acquired 40 pawn stores in Mexico in two separate transactions and 22 pawn stores in the U.S. in two separate transactions. The aggregate purchase price for these acquisitions totaled $43.6 million, net of cash acquired. The aggregate purchase price was composed of $41.4 million in cash paid during 2020 and remaining short-term amounts payable to the sellers of approximately $2.2 million.

NOTE 4 - OPERATING LEASES

Lessor

Refer to Note 2 to the consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases the majority of its pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components, which the Company accounts for separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2021, 2020 and 2019 was 4.1 years, 4.0 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2021, 2020 and 2019 was 6.2%, 7.0% and 7.8%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.6 million, loss of $1.2 million and gain of $0.9 million during the year ended December 31, 2021, 2020 and 2019, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating lease expense	$125,439	$121,649	$124,082
Variable lease expense (1)	16,021	14,444	7,775
Total operating lease expense	$141,460	$136,093	$131,857

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2021 (in thousands):

2022	$106,197
2023	85,967
2024	62,418
2025	36,743
2026	18,060
Thereafter	23,514
Total	$332,899
Less amount of lease payments representing interest	(39,163)
Total present value of lease payments	$293,736

The following table details supplemental cash flow information related to operating leases for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$114,463	$110,965	$116,448
Leased assets obtained in exchange for new operating lease liabilities	110,531	104,576	71,117

NOTE 5 - STOCKHOLDERS' EQUITY

On December 16, 2021, FirstCash, Inc. implemented a holding company reorganization, which resulted in FirstCash Holdings, Inc. owning all of the outstanding capital stock of FirstCash, Inc. Following the reorganization, FirstCash Holdings, Inc. became the successor issuer to FirstCash, Inc.

On December 17, 2021, the Company issued 8,046,252 shares of its common stock to former owners of AFF as consideration for the AFF Acquisition. See Note 3 for additional information about the AFF Acquisition.

During 2021, the Company repurchased a total of 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10, and during 2020, repurchased 1,427,000 shares of common stock at an aggregate cost of $107.0 million and an average cost per share of $74.96. The Company intends to continue repurchases under its active share repurchase program through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, credit availability, debt covenant restrictions, general business conditions, regulatory requirements, the market price of the Company’s stock, dividend policy, the availability of alternative investment opportunities, including acquisitions, and the impact of COVID-19.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2021 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2021	Dollar Amount Purchased in 2021	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2020	May 4, 2021	$100,000	318,000	$21,827	$—
January 27, 2021	Currently active	100,000	370,000	27,783	72,217
Total			688,000	$49,610	$72,217

Total cash dividends paid in 2021 and 2020 were $47.5 million and $44.8 million, respectively. The amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements and debt covenant restrictions.

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of December 31, 2021 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial liabilities:
Contingent Consideration (1)	$109,549	$—	$—	$109,549

(1)The current portion of $95.6 million is included in accounts payable and accrued liabilities and the non-current portion of $14.0 million is included in other liabilities in the accompanying consolidated balance sheets.

As further discussed in Note 3, the Company estimated the preliminary fair value of the Contingent Consideration to be $127.4 million, as of the AFF Acquisition date. The Company revalues the Contingent Consideration to fair value at the end of each reporting period. The estimate of the fair value of Contingent Consideration is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the Contingent Consideration.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the year ended December 31, 2021 is as follows (in thousands):

Contingent Consideration
Contingent Consideration issued December 17, 2021 (see Note 3)	$127,420
Change in fair value (1)	(17,871)
Balance at December 31, 2021	$109,549

(1)    The Company recognized a $17.9 million gain during 2021 as a result of the change in fair value of the stock price component of Contingent Consideration (see Note 3), which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income. The change in fair value was a result of the increase in the Company’s stock price from $62.83 on December 16, 2021 to $74.81 on December 31, 2021.

There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2021 and 2020, and the Company did not have any financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of December 31, 2021 and 2020 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,046	$120,046	$120,046	$—	$—
Accounts receivable, net	55,356	55,356	—	—	55,356
Pawn loans	347,973	347,973	—	—	347,973
Finance receivables, net	181,021	233,000	—	—	233,000
	$704,396	$756,375	$120,046	$—	$636,329

Financial liabilities:
Revolving unsecured credit facilities	$259,000	$259,000	$—	$259,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	1,058,000	—	1,058,000	—
	$1,309,000	$1,317,000	$—	$1,317,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2020	2020	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,850	$65,850	$65,850	$—	$—
Accounts receivable, net	41,110	41,110	—	—	41,110
Pawn loans	308,231	308,231	—	—	308,231
	$415,191	$415,191	$65,850	$—	$349,341

Financial liabilities:
Revolving unsecured credit facility	$123,000	$123,000	$—	$123,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$623,000	$639,000	$—	$639,000	$—

As cash and cash equivalents have maturities of less than three months, the carrying value of cash and cash equivalents approximates fair value. Due to their short-term maturities, the carrying value of pawn loans and accounts receivable, net approximate fair value.

Finance receivables are measured at amortized cost, net of an allowance for loan losses on the consolidated balance sheets. In estimating fair value for finance receivables, the Company utilized a discounted cash flow methodology. The Company used various unobservable inputs reflecting its own assumptions, such as contractual future principal and interest cash flows, future charge-off rates and discount rates (which consider current interest rates and are adjusted for credit risk, among other factors).

The carrying value of the unsecured credit facilities approximate fair value as of December 31, 2021 and 2020. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - FINANCE RECEIVABLES, NET

Finance receivables, net consist of the following (in thousands):

	As of December 31,
	2021	2020
Finance receivables, gross	$220,329	$—
Fair value premium on non-PCD finance receivables (1)	40,251	—
Non-credit discount on PCD finance receivables (2)	(3,521)	—
Merchant partner discounts and premiums, net	(104)	—
Unearned origination fees	(360)	—
Finance receivables, amortized cost	256,595	—
Less allowance for loan losses	75,574	—
Finance receivables, net	$181,021	$—

(1)Represents the difference between the initial fair value and the unpaid principal balance as of the date of the AFF Acquisition, which is recognized as interest income on an effective yield basis over the lives of the related non-PCD finance receivables. See Note 3.

(2)Represents the difference between the unpaid principal balance and the amortized cost basis as of the date of the AFF Acquisition, which is recognized through interest income on an effective yield basis over the life of the related PCD finance receivables. See Note 3.

Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of year	$—	$34
Provision for loan losses (1)	48,952	(488)
Initial allowance recognized for PCD loans (2)	32,036	—
Charge-offs	(5,545)	(114)
Recoveries	131	568
Balance at end of year	$75,574	$—

(1)For the year ended December 31, 2021, includes $44.3 million as a result of the establishment of the initial allowance for expected lifetime credit losses for non-PCD finance receivables acquired in the AFF Acquisition, which is recorded as provision for loan losses in the consolidated statements of income. See Note 3.

(2)Represents the establishment of the initial allowance for expected lifetime credit losses for PCD finance receivables acquired in the AFF Acquisition, which is added to the acquisition date fair value to establish the initial amortized cost basis of the PCD loans. As this initial allowance for loan losses is added to the acquisition date fair value, there is no provision for loan losses recognized in the consolidated statements of income. See Note 3.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of December 31, 2021, by origination year:

	2021	2020	Total
FICO score category (1):
No FICO score identified or obtained	$57,536	$2,537	$60,073
599 or less	69,703	11,701	81,404
Between 600 and 699	59,121	9,389	68,510
700 or greater	8,637	1,241	9,878
Finance receivables before fair value adjustments	$194,997	$24,868	219,865
Fair value premium on non-PCD finance receivables			40,251
Non-credit discount on PCD finance receivables			(3,521)
Finance receivables, amortized cost			$256,595

(1)FICO score as determined at the time of loan origination.

The following is an aging of the amortized cost of finance receivables as of December 31, 2021, by origination year:

	2021	2020	Total
Delinquency:
1 to 30 days past due	$16,077	$2,260	$18,337
31 to 60 days past due	10,024	1,648	11,672
61 to 90 days past due (1)	7,898	1,478	9,376
Total past due finance receivables before fair value adjustments	33,999	5,386	39,385
Current finance receivables before fair value adjustments	160,998	19,482	180,480
Finance receivables before fair value adjustments	$194,997	$24,868	219,865
Fair value premium on non-PCD finance receivables			40,251
Non-credit discount on PCD finance receivables			(3,521)
Finance receivables, amortized cost			$256,595

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

NOTE 8 - LEASED MERCHANDISE, NET

Leased merchandise, net consists of the following (in thousands):

	As of December 31,
	2021	2020
Leased merchandise (1)	$156,280	$—
Processing fees	(440)	—
Merchant partner discounts and premiums, net	310	—
Accumulated depreciation	(6,764)	—
Leased merchandise, before allowance for lease losses	149,386	—
Allowance for lease losses	5,442	—
Leased merchandise, net	$143,944	$—

(1)Acquired leased merchandise in the AFF Acquisition was recorded at fair value. See Note 3.

Changes in the allowance for lease losses are as follows (in thousands):

	As of December 31,
	2021	2020
Balance at beginning of year	$—	$—
Provision for lease losses (1)	5,442	—
Charge-offs (2)	—	—
Recoveries	—	—
Balance at end of year	$5,442	$—

(1)Represents the provision for lease losses on leases originated from December 17, 2021 through December 31, 2021.

(2)Acquired leased merchandise in the AFF Acquisition was recorded at fair value. As a result, leased merchandise charged-off between December 17, 2021 and December 31, 2021 was allocated no fair value. See Note 3.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Land	$114,150	$83,458
Buildings	199,100	150,132
Furniture, fixtures, equipment and improvements	468,118	425,360
	781,368	658,950
Less: accumulated depreciation	(318,842)	(285,283)
Property and equipment, net	$462,526	$373,667

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $42.5 million, $39.8 million and $39.1 million, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Acquisition purchase price amounts payable to sellers (1)	$123,475	$5,965
Accrued compensation	33,546	21,874
Sales, property, and payroll taxes payable	32,463	24,984
Trade accounts payable	23,077	7,187
Accrued interest payable	9,375	8,121
Benefits liabilities and withholding payable	3,084	2,852
Other accrued liabilities	15,920	10,934
	$240,940	$81,917

(1)Includes the present value of the deferred consideration payable to AFF shareholders on December 31, 2022 of $23.9 million and the short-term portion of the estimated fair value of Contingent Consideration of $95.6 million. See Note 3 and Note 6.

NOTE 11 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2021	2020
Revolving unsecured credit facility, maturing 2024 (1)	$259,000	$123,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	492,499	492,916
5.625% senior unsecured notes due 2030 (3)	541,405	—
Total senior unsecured notes	1,033,904	492,916

Total long-term debt	$1,292,904	$615,916

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of December 31, 2021 and 2020, deferred debt issuance costs of $7.5 million and $7.1 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of December 31, 2021, deferred debt issuance costs of $8.6 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

As of December 31, 2021, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2021 are as follows (in thousands):

2022	$—
2023	—
2024	259,000
2025	—
2026	—
Thereafter	1,050,000
$1,309,000

Revolving Unsecured Credit Facility

As of December 31, 2021, the Company maintained an unsecured line of credit with a group of U.S. based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024.

On December 8, 2021, the Credit Facility was amended (the “2021 Amendment”) in order to, among other things, permit the AFF Acquisition and amend the domestic and total leverage ratio covenants temporarily as a result of the AFF Acquisition. The domestic leverage ratio increased from 4.5 times to 5.0 times domestic EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted Domestic EBITDA”), through December 31, 2021 and then decreases to 4.5 times Adjusted Domestic EBITDA through December 31, 2022. The consolidated leverage ratio was increased from 3.3 to 4.0 times consolidated EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted EBITDA”), through December 31, 2021 and then decreases to 3.5 times Adjusted EBITDA through December 31, 2022. The temporary changes to the leverage ratios as provided in the 2021 Amendment will revert to the previously scheduled ratios of 4.0 times Adjusted Domestic EBITDA and 3.0 times Adjusted EBITDA effective January 1, 2023.

As of December 31, 2021, the Company had $259.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $237.8 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1 week or 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2021 was 2.63% based on 1 week LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2021. During 2021, the Company received net proceeds of $136.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of December 31, 2021, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2021. At December 31, 2021, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The 2028 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to repay a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes.

The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes (the “2028 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2021, the Company’s consolidated total debt ratio was 3.1 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

The Company may redeem some or all of the 2028 Notes at any time on or after September 1, 2023, at the redemption prices set forth in the 2028 Notes Indenture, plus accrued and unpaid interest, if any. In addition, prior to September 1, 2023, the Company may redeem some or all of the 2028 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the 2028 Notes Indenture. The Company may redeem up to 40% of the 2028 Notes on or prior to September 1, 2023 with the proceeds of certain equity offerings at the redemption prices set forth in the 2028 Notes Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the 2028 Notes.

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

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1, commencing on July 1, 2022. The 2030 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Company used the proceeds from the offering to finance the cash consideration of the AFF Acquisition, repay in full the outstanding debt under AFF’s credit facility, to pay fees, costs and expenses incurred in connection with the AFF Acquisition and the offering of the 2030 Notes and the remainder to repay a portion of the borrowings under the Company’s Credit Facility. The Company capitalized approximately $8.6 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2030 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2030 Notes in the accompanying consolidated balance sheets.

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes (the “2030 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2021, the Company’s consolidated total debt ratio was 3.1 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

The Company may redeem some or all of the 2030 Notes at any time on or after January 1, 2025, at the redemption prices set forth in the 2030 Notes Indenture, plus accrued and unpaid interest, if any. In addition, prior to January 1, 2025, the Company may redeem some or all of the 2030 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the 2030 Notes Indenture. The Company may redeem up to 40% of the 2030 Notes on or prior to January 1, 2025 with the proceeds of certain equity offerings at the redemption prices set forth in the 2030 Notes Indenture. If the Company sells certain assets or consummates certain change in control transactions, the Company will be required to make an offer to repurchase the 2030 Notes.

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2021, 2020 and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes (1):
Domestic	$110,535	$98,111	$145,570
Foreign	55,967	45,588	79,041
Income before income taxes	$166,502	$143,699	$224,611

Current income taxes:
U.S. Federal	$14,031	$14,951	$26,624
Foreign	15,242	9,909	21,904
U.S. state and local	2,045	2,158	2,553
Current provision for income taxes	31,318	27,018	51,081

Deferred provision (benefit) for income taxes:
U.S. Federal	11,008	4,485	7,498
Foreign	(1,542)	5,287	863
U.S. state and local	809	330	551
Total deferred provision for income taxes	10,275	10,102	8,912

Provision for income taxes	$41,593	$37,120	$59,993

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties and interest, between domestic and foreign subsidiaries.

At December 31, 2021, the cumulative amount of undistributed earnings of foreign subsidiaries was $248.8 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2021, the Company repatriated $10.0 million from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of these subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Property and equipment in foreign jurisdictions	$11,452	$9,905
Finance receivables	7,421	—
Accrued fees on forfeited pawn loans	6,645	5,246
Deferred cost of goods sold deduction	1,989	3,622
Accrued compensation, payroll taxes and employee benefits	4,294	4,235
U.S. state and certain foreign net operating losses	6,429	5,942
Other	3,811	3,364
Total deferred tax assets	42,041	32,314

Deferred tax liabilities:
Intangible assets	126,283	81,749
Leased merchandise and property and equipment in domestic jurisdictions	24,035	3,759
Net operating lease asset	3,726	4,188
Other	2,052	3,691
Total deferred tax liabilities	156,096	93,387

Net deferred tax liabilities before valuation allowance	(114,055)	(61,073)
Valuation allowance	(6,429)	(5,942)
Net deferred tax liabilities	$(120,484)	$(67,015)

Reported as:
Deferred tax assets	$5,614	$4,158
Deferred tax liabilities	(126,098)	(71,173)
Net deferred tax liabilities	$(120,484)	$(67,015)

The Company has a valuation allowance of $6.4 million and $5.9 million as of December 31, 2021 and 2020, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21%	21%	21%

Tax at the U.S. federal statutory rate	$35,149	$30,177	$47,168
U.S. state income tax, net of federal tax benefit of $599, $522 and $652, respectively	2,255	1,965	2,452
Net incremental income tax expense from foreign earnings (1)	2,007	5,732	6,314
Non-deductible compensation expense	1,943	1,050	2,074
Global intangible low-taxed income tax	—	(1,863)	1,100
Other taxes and adjustments, net	239	59	885
Provision for income taxes	$41,593	$37,120	$59,993

Effective tax rate	25.0%	25.8%	26.7%

(1)Includes a $6.3 million, $2.0 million and $2.3 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company’s foreign operating subsidiaries are owned by a wholly-owned subsidiary located in the Netherlands. The foreign operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, Colombia and El Salvador are 30%, 25%, 31% and 30%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2021 and 2020, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2021, 2020 and 2019.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2017. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2018. With respect to federal tax returns in Mexico, Guatemala, Colombia, El Salvador and the Netherlands, the tax years prior to 2016 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador or the Netherlands.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration proceedings and other general claims. In management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors. The complaint further alleges that the defendants failed to disclose in public statements that the Company engaged in widespread and systemic violations of the Military Lending Act (“MLA”). The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the Litigation vigorously. At this stage, the Company is unable to determine whether a future loss will be incurred due to this Litigation, or estimate a range of loss, if any, and accordingly, no amounts have been accrued in the Company’s financial statements.

On November 12, 2021, the Consumer Financial Protection Bureau (“CFPB”) initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA. The CFPB also alleges that the Company violated a 2013 CFPB order against its predecessor company that, among other things, required the company to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. While the Company intends to vigorously defend itself against the allegations in the case, the Company cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations the lawsuit may have on it.

On November 7, 2018, plaintiffs Maria Andrade and Shaun Caulkins filed a class action complaint (the “Andrade Compliant”) in the United States District Court for the Northern District of California against AFF. In the Andrade Complaint, the plaintiffs allege that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. Based on these allegations, the plaintiffs assert claims on behalf of themselves and a class of all California residents who purchased consumer goods or services from AFF’s partner retail businesses. Plaintiffs seek, among other things, a declaration that AFF’s security agreements are void and uncollectible, restitution of all amounts collected from class members, actual damages, statutory damages, and attorneys’ fees. Plaintiff Caulkins’ claims were dismissed in October 2020 and co-defendants were dismissed from the complaint in August 2021. The class certification motion hearing is set for June 13, 2022. At this time, the Company cannot predict or determine the timing or final outcome of the Andrade Complaint or the effect that any adverse determinations the lawsuit may have on it.

On October 20, 2021, plaintiff Larry Facio filed a class action complaint in the United States District Court for the Northern District of California against AFF. In his compliant, the plaintiff alleges that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. The complaint mirrors that of the previously filed Andrade Complaint, in which Facio would be an eligible class member if a class becomes certified. The case has been stayed pending resolution of the Andrade Complaint. Accordingly, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on it.

Gold Forward Sales Contracts

As of December 31, 2021, the Company had contractual commitments to deliver a total of 7,500 gold ounces during the month of January 2022 at a weighted-average price of $1,807 per ounce. The ounces required to be delivered were on hand as of December 31, 2021.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2021	U.S. Pawn Segment	Latin America Pawn Segment	Retail POS Payment Solutions Segment	Total
Balance, beginning of year	$802,148	$175,233	$—	$977,381
Acquisitions (see Note 3)	59,645	—	503,106	562,751
Effect of foreign currency translation	—	(3,954)	—	(3,954)
Balance, end of year	$861,793	$171,279	$503,106	$1,536,178

December 31, 2020
Balance, beginning of year	$771,311	$177,332	$—	$948,643
Acquisitions (see Note 3)	28,978	4,456	—	33,434
Effect of foreign currency translation	—	(6,505)	—	(6,505)
Other adjustments	1,859	(50)	—	1,809
Balance, end of year	$802,148	$175,233	$—	$977,381

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2021 and 2020.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Merchant relationships	$194,000	$(962)	$193,038	$—	$—	$—
Developed technology	99,400	(828)	98,572	—	—	—
Customer relationships	26,111	(25,174)	937	25,782	(23,918)	1,864
AFF trade name	10,200	(213)	9,987	—	—	—
Lessee relationships	1,500	(48)	1,452	—	—	—
	$331,211	$(27,225)	$303,986	$25,782	$(23,918)	$1,864

Merchant relationships and customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the existing AFF merchants and returning pawn customers.

The following table details the remaining weighted-average amortization periods for the definite-lived intangible assets included in the table above:

Weighted-Average Remaining Amortization Period (Years)
As of December 31, 2021
Merchant relationships	3.3
Developed technology	2.5
Customer relationships	1.6
Trade name	1.0
Lessee relationships	0.7
Total definite-lived intangible assets	3.0

Amortization expense for definite-lived intangible assets was $3.4 million, $2.3 million and $2.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated future amortization expense is as follows (in thousands):

2022	$57,074
2023	56,914
2024	49,842
2025	48,188
2026	45,250
Thereafter	46,718
$303,986

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2021 and 2020 consist of the following (in thousands):

	As of December 31,
	2021	2020
Trade names	$46,300	$46,300
Pawn licenses (1)	36,648	34,237
Other indefinite-lived intangibles	1,250	1,250
	$84,198	$81,787

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2021 and 2020.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2021, 3,205,000 shares were reserved for future grants to all employees and directors under the plans.

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

The 2021 performance-based awards vest three years from the date of the grant. The performance period for these awards is a three-year cumulative period beginning in January of the respective grant year. The performance goals for the 2021 grant include net income, adjusted for certain non-core and/or non-recurring items, store additions and the Company’s total shareholder return relative to a peer group over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

The 2020 performance-based awards were originally granted in January 2020, prior to the impacts of COVID-19 as described in Note 1, which caused the cumulative three-year performance targets to be deemed unattainable. The Compensation Committee of the Board of Directors canceled the original 2020 grant and replaced it with a new grant of performance-based awards in December 2020 with a reduced target award. Two-thirds of the replacement grant vests on December 31, 2022 based on a two-year cumulative performance period beginning on January 1, 2021 with performance measures tied to adjusted net income and store addition targets. The remaining one-third of the replacement grant vests on December 31, 2023 based on the Company’s total shareholder return relative to a peer group over the three-year performance period from January 1, 2021 to December 31, 2023. The Company’s achievement level of the performance goals at the end of each respective performance period will result in awards being earned between 0% and 150% of the target share award.

The 2019 performance-based awards vest three years from the date of the grant. The performance period for these awards is a three-year cumulative period beginning in January of the respective grant year. The performance goals for the 2019 grant include net income, adjusted for certain non-core and/or non-recurring items, growth in constant currency pawn revenue (retail merchandise sales, pawn loan fees and wholesale scrap jewelry sales) and new (“de novo”) store openings over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

The time-based awards granted in 2021, 2020 and 2019 generally vest, subject to continued employment with the Company, over a three or five-year period from the grant date.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2021, 2020 and 2019 (shares in thousands):

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	373	$77.40	357	$69.13	254	$59.53
Performance-based grants (1)	105	58.68	238	78.40	109	86.86
Time-based grants	48	58.68	21	84.93	19	86.86
Performance-based vested	(91)	72.70	(117)	48.25	(10)	45.93
Time-based vested	(19)	67.86	(12)	76.84	(15)	73.78
Performance-based canceled (2)	(18)	72.56	(114)	84.93	—	—
Time-based canceled	(15)	72.49	—	—	—	—
Outstanding at end of year	383	$71.93	373	$77.40	357	$69.13

(1)Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award. Performance-based grants for 2020 include 114 shares which were subsequently cancelled in 2020 as described in footnote (2) below.

(2)Performance-based canceled for 2020 represents cancellation of performance-based awards granted in January of 2020 that were subsequently replaced with a new performance-based award granted in December 2020. The grant date fair value of the December 2020 replacement performance-based awards was $72.37 per share.

Restricted stock unit awards vesting in 2021, 2020 and 2019 had an aggregate intrinsic value of $6.6 million, $9.4 million and $2.1 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $28.7 million at December 31, 2021.

Stock Options

The Company has not issued common stock options since 2011. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues treasury shares to satisfy stock option exercises.

The following table summarizes stock option activity for the years ended December 31, 2021, 2020 and 2019 (shares in thousands):

	2021		2020		2019
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	10	$38.00	70	$38.86	80	$39.00
Exercised	(10)	38.00	(60)	39.00	(10)	40.00
Outstanding at end of year	—	—	10	38.00	70	38.86

Exercisable at end of year	—	—	—	—	40	39.00

The total intrinsic value of options exercised for 2021, 2020 and 2019 was $0.4 million, $1.8 million and $0.6 million, respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2021	2020	2019
Gross compensation costs:
Restricted stock unit awards	$5,150	$2,899	$8,637
Stock options	—	15	43
Total gross compensation costs	5,150	2,914	8,680

Income tax benefits:
Restricted stock unit awards	(205)	(901)	(302)
Exercise of stock options	—	(94)	(114)
Total income tax benefits	(205)	(995)	(416)

Net compensation expense	$4,945	$1,919	$8,264

As of December 31, 2021, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $10.4 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.4 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the Plan were $3.5 million, $3.3 million and $3.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

AFF has a 401(k) savings plan (the “AFF Plan”) which is available to all AFF employees who have been employed with AFF for two months or longer. Under the AFF Plan, a participant may contribute up to 90% of earnings, with the Company matching the first 6% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions to the AFF Plan from December 17, 2021 through December 31, 2021 were less than $0.1 million.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, merger and acquisition expenses and loss (gain) on foreign exchange, write-offs of certain lease intangibles and impairments of certain other assets, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment.

The following tables present reportable segment information for the years ended December 31, 2021, 2020 and 2019 as well as separately identified segment assets (in thousands):

	Year Ended December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate	Consolidated
Revenue:
Retail merchandise sales	$742,374	$391,875	$—	$—	$1,134,249
Pawn loan fees	305,350	170,432	—	—	475,782
Leased merchandise income	—	—	22,720	—	22,720
Interest and fees on finance receivables	—	—	9,024	—	9,024
Wholesale scrap jewelry sales	27,163	30,027	—	—	57,190
Total revenue	1,074,887	592,334	31,744	—	1,698,965

Cost of revenue:
Cost of retail merchandise sold	416,039	247,425	—	—	663,464
Depreciation of leased merchandise	—	—	12,826	—	12,826
Provision for lease losses	—	—	5,442	—	5,442
Provision for loan losses	—	—	48,952	—	48,952
Cost of wholesale scrap jewelry sold	22,886	26,243	—	—	49,129
Total cost of revenue	438,925	273,668	67,220	—	779,813

Net revenue (loss)	635,962	318,666	(35,476)	—	919,152

Expenses and other income:
Store operating expenses	380,895	179,020	4,917	—	564,832
Administrative expenses	—	—	—	111,259	111,259
Depreciation and amortization	22,234	17,834	122	5,716	45,906
Interest expense	—	—	—	32,386	32,386
Interest income	—	—	—	(696)	(696)
Loss on foreign exchange	—	—	—	436	436
Merger and acquisition expenses	—	—	—	15,449	15,449
Gain on revaluation of contingent acquisition consideration	—	—	—	(17,871)	(17,871)
Impairments and dispositions of certain other assets	—	—	—	949	949
Total expenses and other income	403,129	196,854	5,039	147,628	752,650

Income (loss) before income taxes	$232,833	$121,812	$(40,515)	$(147,628)	$166,502

	As of December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate	Consolidated
Pawn loans	$256,311	$91,662	$—	$—	$347,973
Finance receivables, net	—	—	181,021	—	181,021
Inventories	197,486	65,825	—	—	263,311
Leased merchandise, net	—	—	143,944	—	143,944
Goodwill	861,793	171,279	503,106	—	1,536,178
Total assets	1,944,487	562,661	1,178,729	150,575	3,836,452

	Year Ended December 31, 2020
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Revenue:
Retail merchandise sales	$720,281	$355,237	$—	$1,075,518
Pawn loan fees	310,437	147,080	—	457,517
Interest and fees on finance receivables (1)	2,016	—	—	2,016
Wholesale scrap jewelry sales	45,405	50,828	—	96,233
Total revenue	1,078,139	553,145	—	1,631,284

Cost of revenue:
Cost of retail merchandise sold	415,938	225,149	—	641,087
Provision for loan losses (1)	(488)	—	—	(488)
Cost of wholesale scrap jewelry sold	39,584	39,962	—	79,546
Total cost of revenue	455,034	265,111	—	720,145

Net revenue	623,105	288,034	—	911,139

Expenses and other income:
Store operating expenses	396,627	165,531	—	562,158
Administrative expenses	—	—	110,931	110,931
Depreciation and amortization	21,743	15,816	4,546	42,105
Interest expense	—	—	29,344	29,344
Interest income	—	—	(1,540)	(1,540)
Loss on foreign exchange	—	—	884	884
Merger and acquisition expenses	—	—	1,316	1,316
Impairments and dispositions of certain other assets	—	—	10,505	10,505
Loss on extinguishment of debt	—	—	11,737	11,737
Total expenses and other income	418,370	181,347	167,723	767,440

Income (loss) before income taxes	$204,735	$106,687	$(167,723)	$143,699

(1)Effective June 30, 2020, the Company’s U.S. pawn segment ceased offering an unsecured consumer loan product in the U.S.

	As of December 31, 2020
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Pawn loans	$220,391	$87,840	$—	$308,231
Inventories	136,109	54,243	—	190,352
Goodwill	802,148	175,233	—	977,381
Total assets	1,718,975	540,473	112,749	2,372,197

	Year Ended December 31, 2019
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Revenue:
Retail merchandise sales	$722,127	$453,434	$—	$1,175,561
Pawn loan fees	379,395	185,429	—	564,824
Interest and fees on finance receivables	20,178	—	—	20,178
Wholesale scrap jewelry sales	71,813	32,063	—	103,876
Total revenue	1,193,513	670,926	—	1,864,439

Cost of revenue:
Cost of retail merchandise sold	447,911	297,950	—	745,861
Provision for loan losses	4,159	—	—	4,159
Cost of wholesale scrap jewelry sold	65,941	30,131	—	96,072
Total cost of revenue	518,011	328,081	—	846,092

Net revenue	675,502	342,845	—	1,018,347

Expenses and other income:
Store operating expenses	412,508	183,031	—	595,539
Administrative expenses	—	—	122,334	122,334
Depreciation and amortization	20,860	14,626	6,418	41,904
Interest expense	—	—	34,035	34,035
Interest income	—	—	(1,055)	(1,055)
Gain on foreign exchange	—	—	(787)	(787)
Merger and acquisition expenses	—	—	1,766	1,766
Total expenses and other income	433,368	197,657	162,711	793,736

Income (loss) before income taxes	$242,134	$145,188	$(162,711)	$224,611

	As of December 31, 2019
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Pawn loans	$268,793	$100,734	$—	$369,527
Consumer loans, net	751	—	—	751
Inventories	181,320	83,936	—	265,256
Goodwill	771,311	177,332	—	948,643
Total assets	1,767,504	574,059	97,877	2,439,440

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets) by geographic area (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
U.S.	$1,106,631	$1,078,139	$1,193,513
Mexico	562,493	530,462	641,505
Other Latin America	29,841	22,683	29,421
	$1,698,965	$1,631,284	$1,864,439

Long-lived assets:
U.S.	$373,218	$286,079	$254,395
Mexico	84,648	82,438	80,385
Other Latin America	13,191	14,968	12,893
	$471,057	$383,485	$347,673