Form 10-Q
period 2022-03-31
FirstCash Holdings, Inc.
filed 2022-05-02
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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

As of April 27, 2022, there were 47,464,357 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks associated with the putative shareholder securities class action lawsuit filed against the Company, the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company, the California private lawsuits filed against the Company in which the plaintiffs are seeking class certification, and subpoenas seeking information from the Company received from state regulators from time to time, including the incurrence of meaningful expenses, reputational damage, monetary damages and other penalties; risks relating to the American First Finance (“AFF”) transaction, including the failure of the transaction to deliver the estimated value and benefits expected by the Company, the incurrence of unexpected future costs, liabilities or obligations as a result of the transaction, the effect of the transaction on the ability of the Company to retain and hire personnel and maintain relationships with retail partners, consumers and others with whom the Company and AFF do business; the ability of the Company to successfully integrate AFF’s operations; the ability of the Company to successfully implement its plans, forecasts and other expectations with respect to AFF’s business; risks related to the COVID-19 pandemic, including risks and uncertainties related to the current unknown duration and severity of the COVID-19 pandemic, the governmental responses that have been, and may in the future be, imposed in response to the pandemic; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own and retail finance products; labor shortages and increased labor costs; inflation; a deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending; currency fluctuations, primarily involving the Mexican peso; and those other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2022	2021	2021
ASSETS
Cash and cash equivalents	$113,317	$54,641	$120,046
Accounts receivable, net	52,017	35,334	55,356
Pawn loans	344,101	265,438	347,973
Finance receivables, net	140,481	—	181,021
Inventories	247,276	185,336	263,311
Leased merchandise, net	119,147	—	143,944
Prepaid expenses and other current assets	22,592	16,865	17,707
Total current assets	1,038,931	557,614	1,129,358

Property and equipment, net	471,193	384,617	462,526
Operating lease right of use asset	303,444	287,418	306,061
Goodwill	1,541,424	974,051	1,536,178
Intangible assets, net	373,928	83,229	388,184
Other assets	8,318	9,365	8,531
Deferred tax assets, net	5,930	3,869	5,614
Total assets	$3,743,168	$2,300,163	$3,836,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$237,164	$86,714	$244,327
Customer deposits and prepayments	57,874	38,727	57,310
Lease liability, current	92,091	86,529	90,570
Total current liabilities	387,129	211,970	392,207

Revolving unsecured credit facilities	218,000	44,000	259,000
Senior unsecured notes	1,034,355	493,108	1,033,904
Deferred tax liabilities, net	126,741	73,020	126,098
Lease liability, non-current	198,760	186,972	203,166
Other liabilities	13,950	—	13,950
Total liabilities	1,978,935	1,009,070	2,028,325

Stockholders’ equity:
Common stock	573	493	573
Additional paid-in capital	1,726,750	1,218,323	1,724,956
Retained earnings	880,138	811,921	866,679
Accumulated other comprehensive loss	(119,510)	(130,767)	(131,299)
Common stock held in treasury, at cost	(723,718)	(608,877)	(652,782)
Total stockholders’ equity	1,764,233	1,291,093	1,808,127
Total liabilities and stockholders’ equity	$3,743,168	$2,300,163	$3,836,452

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Retail merchandise sales	$302,819	$272,042
Pawn loan fees	131,819	115,522
Leased merchandise income	149,947	—
Interest and fees on finance receivables	42,449	—
Wholesale scrap jewelry sales	32,805	20,375
Total revenue	659,839	407,939

Cost of revenue:
Cost of retail merchandise sold	182,214	157,153
Depreciation of leased merchandise	93,706	—
Provision for lease losses	39,820	—
Provision for loan losses	24,697	—
Cost of wholesale scrap jewelry sold	28,215	17,197
Total cost of revenue	368,652	174,350

Net revenue	291,187	233,589

Expenses and other income:
Operating expenses	173,296	137,324
Administrative expenses	36,863	30,999
Depreciation and amortization	25,542	10,612
Interest expense	16,221	7,230
Interest income	(676)	(158)
(Gain) loss on foreign exchange	(480)	267
Merger and acquisition expenses	665	166
Loss on revaluation of contingent acquisition consideration	2,570	—
Impairments and dispositions of certain other assets	177	878
Total expenses and other income	254,178	187,318

Income before income taxes	37,009	46,271

Provision for income taxes	9,004	12,556

Net income	$28,005	$33,715

Earnings per share:
Basic	$0.58	$0.82
Diluted	$0.58	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$28,005	$33,715
Other comprehensive income:
Currency translation adjustment	11,789	(12,335)
Comprehensive income	$39,794	$21,380

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2021	57,322	$573	$1,724,956	$866,679	$(131,299)	8,843	$(652,782)	$1,808,127
Shares issued under share-based compensation plan	—	—	(1,281)	—	—	(17)	1,281	—
Share-based compensation expense	—	—	3,075	—	—	—	—	3,075
Net income	—	—	—	28,005	—	—	—	28,005
Cash dividends ($0.30 per share)	—	—	—	(14,546)	—	—	—	(14,546)
Currency translation adjustment	—	—	—	—	11,789	—	—	11,789
Purchases of treasury stock	—	—	—	—	—	1,048	(72,217)	(72,217)
As of 3/31/2022	57,322	$573	$1,726,750	$880,138	$(119,510)	9,874	$(723,718)	$1,764,233

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2022	2021
Cash flow from operating activities:
Net income	$28,005	$33,715
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	93,706	—
Provision for lease losses	39,820	—
Provision for loan losses	24,697	—
Share-based compensation expense	3,075	3,625
Depreciation and amortization expense	25,542	10,612
Amortization of debt issuance costs	732	395
Net amortization of premiums, discounts and unearned origination fees on finance receivables	15,782	—
Loss on revaluation of contingent acquisition consideration	2,570	—
Impairments and dispositions of certain other assets	177	878
Deferred income taxes, net	493	2,010
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	3,746	5,394
Inventories purchased directly from customers, wholesalers or manufacturers	7,075	1,442
Leased merchandise, net	(108,729)	—
Prepaid expenses and other assets	(1,165)	868
Accounts payable, accrued liabilities and other liabilities	(14,707)	3,122
Income taxes	(674)	7,113
Net cash flow provided by operating activities	120,145	69,174
Cash flow from investing activities:
Pawn loans, net (1)	17,383	42,394
Finance receivables, net	61	—
Purchases of furniture, fixtures, equipment and improvements	(7,028)	(9,491)
Purchases of store real property	(10,233)	(14,441)
Acquisitions of pawn stores, net of cash acquired	—	(1,204)
Net cash flow provided by investing activities	183	17,258
Cash flow from financing activities:
Borrowings from unsecured credit facilities	39,000	45,000
Repayments of unsecured credit facilities	(80,000)	(124,000)
Debt issuance costs paid	(132)	—
Purchases of treasury stock	(72,217)	(4,967)
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	—	(1,663)
Dividends paid	(14,546)	(11,097)
Net cash flow used in financing activities	(127,895)	(96,727)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2022	2021
Effect of exchange rates on cash	838	(914)
Change in cash and cash equivalents	(6,729)	(11,209)
Cash and cash equivalents at beginning of the period	120,046	65,850
Cash and cash equivalents at end of the period	$113,317	$54,641

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2021, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, includes the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022. The consolidated financial statements as of March 31, 2022 and 2021, and for the three month periods ended March 31, 2022 and 2021, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassification

Certain amounts in the consolidated balance sheets as of March 31, 2021 and December 31, 2021 and the consolidated statements of income and consolidated statements of cash flows for the three months ended March 31, 2021 have been reclassified in order to conform to the 2022 presentation.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank-offered rates to alternative reference rates. ASU 2020-04 was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In March 2022, the Financial Accounting Standards Board issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. Early adoption is permitted if an entity has adopted the CECL accounting standard. Except for expanded disclosures to its vintage disclosures, the Company does not expect ASU 2022-02 to have a material effect on the Company’s current financial position, results of operations or financial statements.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator:
Net income	$28,005	$33,715

Denominator:
Weighted-average common shares for calculating basic earnings per share	48,241	41,034
Effect of dilutive securities:
Stock options and restricted stock unit awards	59	22
Weighted-average common shares for calculating diluted earnings per share	48,300	41,056

Earnings per share:
Basic	$0.58	$0.82
Diluted	$0.58	$0.82

Note 3 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to Note 2 to the consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases the majority of its pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components, for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years for both March 31, 2022 and 2021.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2022 and 2021 was 6.1% and 6.7%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.7 million and a loss of $0.6 million during the three months ended March 31, 2022 and 2021, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease expense	$31,528	$31,065
Variable lease expense (1)	4,174	3,834
Total operating lease expense	$35,702	$34,899

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2022 (in thousands):

Nine months ending December 31, 2022	$81,751
2023	91,376
2024	67,484
2025	41,008
2026	21,792
Thereafter	25,194
Total	$328,605
Less amount of lease payments representing interest	(37,754)
Total present value of lease payments	$290,851

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$29,132	$28,186
Leased assets obtained in exchange for new operating lease liabilities	$18,946	$16,778

Note 4 - Fair Value of Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The three fair value levels are (from highest to lowest):

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	March 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial liabilities:
Contingent AFF acquisition consideration (1)	$112,119	$—	$—	$112,119

(1)The current portion of $98.2 million is included in accounts payable and accrued liabilities, and the non-current portion of $14.0 million is included in other liabilities in the accompanying consolidated balance sheets.

	Estimated Fair Value
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial liabilities:
Contingent AFF acquisition consideration (1)	$109,549	$—	$—	$109,549

(1)The current portion of $95.6 million is included in accounts payable and accrued liabilities and the non-current portion of $14.0 million is included in other liabilities in the accompanying consolidated balance sheets.

The Company revalues the contingent AFF acquisition consideration to fair value at the end of each reporting period. The estimate of the fair value of contingent AFF acquisition consideration is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent AFF acquisition consideration.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three months ended March 31, 2022 is as follows (in thousands):

Contingent Consideration
Contingent AFF acquisition consideration as of December 31, 2021	$109,549
Change in fair value (1)	2,570
Balance at March 31, 2022	$112,119

(1)    The Company recognized a $2.6 million loss during the three months ended March 31, 2022 as a result of the change in fair value of the contingent AFF acquisition consideration, which is included in loss on revaluation of contingent acquisition consideration in the accompanying consolidated statement of income.

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2022, and the Company did not have any financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of March 31, 2022, 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$113,317	$113,317	$113,317	$—	$—
Accounts receivable, net	52,017	52,017	—	—	52,017
Pawn loans	344,101	344,101	—	—	344,101
Finance receivables, net	140,481	180,819	—	—	180,819
	$649,916	$690,254	$113,317	$—	$576,937

Financial liabilities:
Revolving unsecured credit facilities	$218,000	$218,000	$—	$218,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	992,000	—	992,000	—
	$1,268,000	$1,210,000	$—	$1,210,000	$—

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$54,641	$54,641	$54,641	$—	$—
Accounts receivable, net	35,334	35,334	—	—	35,334
Pawn loans	265,438	265,438	—	—	265,438
	$355,413	$355,413	$54,641	$—	$300,772

Financial liabilities:
Revolving unsecured credit facilities	$44,000	$44,000	$—	$44,000	$—
Senior unsecured notes (outstanding principal)	500,000	506,000	—	506,000	—
	$544,000	$550,000	$—	$550,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,046	$120,046	$120,046	$—	$—
Accounts receivable, net	55,356	55,356	—	—	55,356
Pawn loans	347,973	347,973	—	—	347,973
Finance receivables, net	181,021	233,000	—	—	233,000
	$704,396	$756,375	$120,046	$—	$636,329

Financial liabilities:
Revolving unsecured credit facilities	$259,000	$259,000	$—	$259,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	1,058,000	—	1,058,000	—
	$1,309,000	$1,317,000	$—	$1,317,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of March 31, 2022, 2021 and December 31, 2021. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 5 - Finance Receivables, Net

Finance receivables, net consist of the following (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2021
Finance receivables, gross	$191,845	$—	$220,329
Fair value premium on non-PCD finance receivables (1)	22,981	—	40,251
Non-credit discount on PCD finance receivables (2)	—	—	(3,521)
Merchant partner discounts and premiums, net	(430)	—	(104)
Unearned origination fees	(1,583)	—	(360)
Finance receivables, amortized cost	212,813	—	256,595
Less allowance for loan losses	(72,332)	—	(75,574)
Finance receivables, net	$140,481	$—	$181,021

(1)Represents the difference between the initial fair value and the unpaid principal balance as of the date of the AFF Acquisition, which is recognized through interest income on an effective yield basis over the lives of the related non-purchased credit deteriorated (“PCD”) finance receivables.

(2)Represents the difference between the unpaid principal balance and the amortized cost basis as of the date of the AFF Acquisition, which is recognized through interest income on an effective yield basis over the lives of the related PCD finance receivables.

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of period	$75,574	$—
Provision for loan losses	24,697	—
Charge-offs	(29,408)	—
Recoveries	1,469	—
Balance at end of period	$72,332	$—

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of March 31, 2022, by origination year:

	2022	2021	2020	Total
FICO score category (1):
No FICO score identified or obtained	$14,928	$35,390	$1,044	$51,362
599 or less	19,589	43,693	5,389	68,671
Between 600 and 699	19,910	36,548	4,958	61,416
700 or greater	3,320	4,382	681	8,383
Finance receivables before fair value adjustments	$57,747	$120,013	$12,072	189,832
Fair value premium on non-PCD finance receivables				22,981
Finance receivables, amortized cost				$212,813

(1)FICO score as determined at the time of origination.

The following is an aging of the amortized cost of finance receivables as of March 31, 2022, by origination year:

	2022	2021	2020	Total
Delinquency:
1 to 30 days past due	$3,083	$11,180	$1,132	$15,395
31 to 60 days past due	1,048	6,917	556	8,521
61 to 90 days past due (1)	405	8,078	647	9,130
Total past due finance receivables before fair value adjustments	4,536	26,175	2,335	33,046
Current finance receivables before fair value adjustments	53,211	93,838	9,737	156,786
Finance receivables before fair value adjustments	$57,747	$120,013	$12,072	189,832
Fair value premium on non-PCD finance receivables				22,981
Finance receivables, amortized cost				$212,813

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2021
Leased merchandise (1)	$193,023	$—	$156,280
Processing fees	(2,019)	—	(440)
Merchant partner discounts and premiums, net	1,192	—	310
Accumulated depreciation	(32,685)	—	(6,764)
Leased merchandise, before allowance for lease losses	159,511	—	149,386
Allowance for lease losses	(40,364)	—	(5,442)
Leased merchandise, net	$119,147	$—	$143,944

(1)Acquired leased merchandise in the AFF Acquisition was recorded at fair value.

Changes in the allowance for lease losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Balance at beginning of year	$5,442	$—
Provision for lease losses	39,820	—
Charge-offs	(6,020)	—
Recoveries	1,122	—
Balance at end of year	$40,364	$—

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2022	2021	2021
Revolving unsecured credit facility, maturing 2024 (1)	$218,000	$44,000	$259,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	492,739	493,108	492,499
5.625% senior unsecured notes due 2030 (3)	541,616	—	541,405
Total senior unsecured notes	1,034,355	493,108	1,033,904

Total long-term debt	$1,252,355	$537,108	$1,292,904

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of March 31, 2022, 2021 and December 31, 2021, deferred debt issuance costs of $7.3 million, $6.9 million and $7.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of March 31, 2022 and December 31, 2021, deferred debt issuance costs of $8.4 million and $8.6 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2022, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of March 31, 2022, the Company had $218.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $278.8 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2022 was 2.82% based on 1-month LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2022. During the three months ended March 31, 2022, the Company made net payments of $41.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of March 31, 2022, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2022. At March 31, 2022, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2022, the Company’s consolidated total debt ratio was 2.72 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2022, the Company’s consolidated total debt ratio was 2.72 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

The Company utilized the net proceeds from the offering of the 2030 Notes to finance the cash consideration and transaction expenses for the AFF Acquisition, including the repayment, in full, of the outstanding debt under AFF’s credit facility at the closing of the AFF Acquisition, pay fees and expenses related to the note offering and reduce the outstanding balance on the Credit Facility.

Note 8 - Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration proceedings and other general claims. Although no assurances can be given, in management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors. The complaint further alleges that the defendants failed to disclose in public statements that the Company engaged in widespread and systemic violations of the Military Lending Act (“MLA”). The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the Litigation vigorously. On April 4, 2022, following the appointment of a lead plaintiff, the Court entered an order setting certain case deadlines for the filing of an amended complaint and any responsive pleading thereto. At this stage, the Company is unable to determine whether a future loss will be incurred due to this Litigation, or estimate a range of loss, if any, and accordingly, no amounts have been accrued in the Company’s financial statements.

On November 12, 2021, the Consumer Financial Protection Bureau (“CFPB”) initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA also constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. While the Company intends to vigorously defend itself against the allegations in the case, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on the Company.

On November 7, 2018, plaintiffs Maria Andrade and Shaun Caulkins filed a complaint (the “Andrade Complaint”) in the United States District Court for the Northern District of California against AFF. In the Andrade Complaint, the plaintiffs allege that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. Based on these allegations, the plaintiffs assert claims on behalf of themselves and a class of all California residents who purchased consumer goods or services from AFF’s partner retail businesses. Plaintiffs seek, among other things, class certification, a declaration that AFF’s security agreements are void and uncollectible, restitution of all amounts collected from class members, actual damages, statutory damages, and attorneys’ fees. Plaintiff Caulkins’ claims were dismissed in October 2020 and co-defendants were dismissed from the complaint in August 2021. The class certification motion hearing is set for August 15, 2022. At this time, the Company cannot predict or determine the timing or final outcome of the Andrade Complaint or the effect that any adverse determinations the lawsuit may have on the Company.

On October 20, 2021, plaintiff Larry Facio filed a complaint (the “Facio Complaint”) in the United States District Court for the Northern District of California against AFF. In the Facio Complaint, the plaintiff alleges that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. Plaintiff seeks, among other things, class certification, a declaration that AFF’s security agreements are subject to the California Finance Lenders Law and that no person has a right to collect or receive principal or payments, restitution for all amounts collected from class members, actual damages, statutory damages and attorneys’ fees. The case has been stayed pending resolution of the Andrade Complaint and pending the court’s ruling on AFF’s motion to compel arbitration. Accordingly, the Company cannot predict or determine the timing or final outcome of the Facio Complaint or the effect that any adverse determinations the lawsuit may have on the Company.

Note 9 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses, loss on revaluation of contingent acquisition consideration, and impairment and dispositions of certain other assets, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment.

The following tables present reportable segment information for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate	Consolidated
Revenue:
Retail merchandise sales	$204,942	$97,877	$—	$—	$302,819
Pawn loan fees	90,339	41,480	—	—	131,819
Leased merchandise income	—	—	149,947	—	149,947
Interest and fees on finance receivables	—	—	42,449	—	42,449
Wholesale scrap jewelry sales	16,524	16,281	—	—	32,805
Total revenue	311,805	155,638	192,396	—	659,839

Cost of revenue:
Cost of retail merchandise sold	119,718	62,496	—	—	182,214
Depreciation of leased merchandise	—	—	93,706	—	93,706
Provision for lease losses	—	—	39,820	—	39,820
Provision for loan losses	—	—	24,697	—	24,697
Cost of wholesale scrap jewelry sold	14,530	13,685	—	—	28,215
Total cost of revenue	134,248	76,181	158,223	—	368,652

Net revenue	177,557	79,457	34,173	—	291,187

Expenses and other income:
Operating expenses	98,822	45,542	28,932	—	173,296
Administrative expenses	—	—	—	36,863	36,863
Depreciation and amortization	5,587	4,401	682	14,872	25,542
Interest expense	—	—	—	16,221	16,221
Interest income	—	—	—	(676)	(676)
Gain on foreign exchange	—	—	—	(480)	(480)
Merger and acquisition expenses	—	—	—	665	665
Loss on revaluation of contingent acquisition consideration	—	—	—	2,570	2,570
Impairments and dispositions of certain other assets	—	—	—	177	177
Total expenses and other income	104,409	49,943	29,614	70,212	254,178

Income (loss) before income taxes	$73,148	$29,514	$4,559	$(70,212)	$37,009

	Three Months Ended March 31, 2021
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Revenue:
Retail merchandise sales	$189,957	$82,085	$—	$272,042
Pawn loan fees	76,397	39,125	—	115,522
Wholesale scrap jewelry sales	9,203	11,172	—	20,375
Total revenue	275,557	132,382	—	407,939

Cost of revenue:
Cost of retail merchandise sold	106,530	50,623	—	157,153
Cost of wholesale scrap jewelry sold	7,513	9,684	—	17,197
Total cost of revenue	114,043	60,307	—	174,350

Net revenue	161,514	72,075	—	233,589

Expenses and other income:
Operating expenses	95,247	42,077	—	137,324
Administrative expenses	—	—	30,999	30,999
Depreciation and amortization	5,382	4,263	967	10,612
Interest expense	—	—	7,230	7,230
Interest income	—	—	(158)	(158)
Loss on foreign exchange	—	—	267	267
Merger and acquisition expenses	—	—	166	166
Impairments and dispositions of certain other assets	—	—	878	878
Total expenses and other income	100,629	46,340	40,349	187,318

Income (loss) before income taxes	$60,885	$25,735	$(40,349)	$46,271

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

GENERAL

The Company’s primary line of business is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. The Company is the leading operator of pawn stores in the U.S. and Latin America. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

With the Company’s acquisition of American First Finance (“AFF”) on December 17, 2021 (the “AFF Acquisition”), the Company is also a leading provider of technology-driven, retail point-of-sale (“POS”) payment solutions focused on serving credit-constrained consumers. The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on lease-to-own (“LTO”) products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in the U.S. and the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico.

OPERATIONS AND LOCATIONS

As of March 31, 2022, the Company operated 2,829 pawn store locations composed of 1,078 stores in 25 U.S. states and the District of Columbia, 1,663 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 13 stores in El Salvador.

The following table details pawn store count activity:

	Three Months Ended March 31, 2022
	U.S.	Latin America	Total
Total locations, beginning of period	1,081	1,744	2,825
New locations opened (1)	—	10	10
Consolidation of existing pawn locations (2)	(3)	(3)	(6)
Total locations, end of period	1,078	1,751	2,829

(1)In addition to new store openings, the Company strategically relocated one store in Latin America during the three months ended March 31, 2022.

(2)Store consolidations were primarily acquired locations over the past five years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

As of March 31, 2022, AFF provided lease-to-own and retail finance payment solutions for consumer goods and services through a nationwide network of approximately 6,900 active retail merchant partner locations.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2021 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2022.

RESULTS OF OPERATIONS (unaudited)

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2022	2021	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.0	20.6	3%
Three months ended	20.5	20.3	(1)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.8	1%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,748	3,737	—%
Three months ended	3,914	3,553	(10)%

Operating Results for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

U.S. Pawn Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. pawn segment as of March 31, 2022 compared to March 31, 2021 (dollars in thousands, except as otherwise noted):

	As of March 31,
	2022	2021	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$241,597	$169,642	42%
Inventories	184,671	128,308	44%
	$426,268	$297,950	43%

Average outstanding pawn loan amount (in ones)	$226	$215	5%

Composition of pawn collateral:
General merchandise	33%	30%
Jewelry	67%	70%
	100%	100%

Composition of inventories:
General merchandise	44%	44%
Jewelry	56%	56%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	3.3 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	March 31,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$204,942	$189,957	8%
Pawn loan fees	90,339	76,397	18%
Wholesale scrap jewelry sales	16,524	9,203	80%
Total revenue	311,805	275,557	13%

Cost of revenue:
Cost of retail merchandise sold	119,718	106,530	12%
Cost of wholesale scrap jewelry sold	14,530	7,513	93%
Total cost of revenue	134,248	114,043	18%

Net revenue	177,557	161,514	10%

Segment expenses:
Operating expenses	98,822	95,247	4%
Depreciation and amortization	5,587	5,382	4%
Total segment expenses	104,409	100,629	4%

Segment pre-tax operating income	$73,148	$60,885	20%

Operating metrics:
Retail merchandise sales margin	42%	44%
Net revenue margin	57%	59%
Segment pre-tax operating margin	23%	22%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 8% to $204.9 million during the first quarter of 2022 compared to $190.0 million for the first quarter of 2021. Same-store retail sales increased 4% in the first quarter of 2022 compared to the first quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the first quarter of 2022 compared to the first quarter of 2021. The gross profit margin on retail merchandise sales in the U.S. was 42% in the first quarter of 2022 and 44% in the first quarter of 2021.

U.S. inventories increased 44% from $128.3 million at March 31, 2021 to $184.7 million at March 31, 2022. The increase was primarily due to lower-than-normal inventory balances at March 31, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in the U.S. were 1% at March 31, 2022 compared to 2% at March 31, 2021.

Pawn Lending Operations

U.S. pawn loan receivables as of March 31, 2022 increased 42% in total and 38% on a same-store basis compared to March 31, 2021. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn lending demand during the first quarter of 2022 to pre-pandemic levels.

U.S. pawn loan fees increased 18% to $90.3 million during the first quarter of 2022 compared to $76.4 million for the first quarter of 2021. Same-store pawn fees in the first quarter of 2022 increased 14% compared to the first quarter of 2021. The increase in total and same-store pawn loan fees was primarily due to the continued recovery in pawn loan receivables, as described above.

Segment Expenses and Segment Pre-Tax Operating Income

U.S. operating expenses increased 4% to $98.8 million during the first quarter of 2022 compared to $95.2 million during the first quarter of 2021 while same-store operating expenses were flat compared with the prior-year period. The increase in operating expenses was primarily due to increased store count and increased store-level incentive compensation driven by increased revenues during the first quarter of 2022.

The U.S. segment pre-tax operating income for the first quarter of 2022 was $73.1 million, which generated a pre-tax segment operating margin of 23% compared to $60.9 million and 22% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increases in gross profit from retail sales, pawn loan fees and gross profit from scrap sales, partially offset by an increase in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2022 compared to March 31, 2021 benefited from a 3% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment as of March 31, 2022 compared to March 31, 2021 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,
	As of March 31,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$102,504	$95,796	7%	$99,610	4%
Inventories	62,605	57,028	10%	60,841	7%
	$165,109	$152,824	8%	$160,451	5%

Average outstanding pawn loan amount (in ones)	$79	$76	4%	$76	—%

Composition of pawn collateral:
General merchandise	68%	66%
Jewelry	32%	34%
	100%	100%

Composition of inventories:
General merchandise	68%	58%
Jewelry	32%	42%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	4.4 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,
	March 31,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$97,877	$82,085	19%	$98,802	20%
Pawn loan fees	41,480	39,125	6%	41,873	7%
Wholesale scrap jewelry sales	16,281	11,172	46%	16,281	46%
Total revenue	155,638	132,382	18%	156,956	19%

Cost of revenue:
Cost of retail merchandise sold	62,496	50,623	23%	63,084	25%
Cost of wholesale scrap jewelry sold	13,685	9,684	41%	13,819	43%
Total cost of revenue	76,181	60,307	26%	76,903	28%

Net revenue	79,457	72,075	10%	80,053	11%

Segment expenses:
Operating expenses	45,542	42,077	8%	45,965	9%
Depreciation and amortization	4,401	4,263	3%	4,451	4%
Total segment expenses	49,943	46,340	8%	50,416	9%

Segment pre-tax operating income	$29,514	$25,735	15%	$29,637	15%

Operating metrics:
Retail merchandise sales margin	36%	38%		36%
Net revenue margin	51%	54%		51%
Segment pre-tax operating margin	19%	19%		19%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 19% (20% on a constant currency basis) to $97.9 million during the first quarter of 2022 compared to $82.1 million for the first quarter of 2021. Same-store retail sales increased 18% (19% on a constant currency basis) during the first quarter of 2022 compared to the first quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the first quarter of 2022 compared to the first quarter of 2021. The gross profit margin on retail merchandise sales was 36% during the first quarter of 2022 compared to 38% during the first quarter of 2021.

Latin America inventories increased 10% (7% on a constant currency basis) from $57.0 million at March 31, 2021 to $62.6 million at March 31, 2022. The increase was primarily due to lower-than-normal inventory balances at March 31, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at March 31, 2022 and 2% at March 31, 2021.

Pawn Lending Operations

Latin America pawn loan receivables increased 7% (4% on a constant currency basis) as of March 31, 2022 compared to March 31, 2021, and on a same-store basis pawn loan receivables increased 6% (3% on a constant currency basis). The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn lending demand during the first quarter of 2022 towards pre-pandemic levels. The Company attributes the slower growth in Latin American pawn receivables in part to continued, elevated currency remittances from the U.S.

Latin America pawn loan fees increased 6% (7% on a constant currency basis), totaling $41.5 million during the first quarter of 2022 compared to $39.1 million for the first quarter of 2021. Same-store pawn fees increased 5% (6% on a constant currency basis) in the first quarter of 2022 compared to the first quarter of 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery in pawn loan receivables as described above.

Segment Expenses and Segment Pre-Tax Operating Income

Operating expenses increased 8% (9% on a constant currency basis) to $45.5 million during the first quarter of 2022 compared to $42.1 million during the first quarter of 2021, reflecting continued store growth and inflationary pressure on labor and other operating expenses in the current quarter. Same-store operating expenses increased 7% (8% on a constant currency basis) compared to the prior-year period.

The segment pre-tax operating income for the first quarter of 2022 was $29.5 million, which generated a pre-tax segment operating margin of 19% compared to $25.7 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to increases in gross profit from retail sales, pawn loan fees and gross profit from scrap sales, partially offset by an increase in operating expenses.

Retail POS Payment Solutions Segment

The Company completed the AFF Acquisition on December 17, 2021, and the results of operations of AFF have been consolidated since the acquisition date. As a result of purchase accounting, AFF’s as reported earning assets, consisting of finance receivables and leased merchandise, contain significant fair value adjustments. The fair value adjustments will be amortized over the life of the finance receivables and lease contracts acquired at the time of acquisition.

The following table provides a detail of finance receivables as reported and as adjusted to exclude the impacts of purchase accounting as of March 31, 2022 (in thousands):

	As of March 31, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Finance receivables, before allowance for loan losses (1)	$212,813	$(26,484)	$186,329
Less allowance for loan losses	(72,332)	—	(72,332)
Finance receivables, net	$140,481	$(26,484)	$113,997

(1)    As reported acquired finance receivables was recorded at fair value in conjunction with purchase accounting. Adjustment represents the difference between the original amortized cost basis and fair value of the remaining acquired finance receivables.

The following table provides a detail of leased merchandise as reported and as adjusted to exclude the impacts of purchase accounting as of March 31, 2022 (in thousands):

	As of March 31, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Leased merchandise, before allowance for lease losses (1)	$159,511	$32,327	$191,838
Less allowance for lease losses	(40,364)	(35,664)	(76,028)
Leased merchandise, net	$119,147	$(3,337)	$115,810

(1)    As reported acquired leased merchandise was recorded at fair value (which includes estimates for charge-offs) in conjunction with purchase accounting. Adjustment represents the difference between the original depreciated cost and fair value of the remaining acquired leased merchandise.

AFF’s as reported results of operations contain significant purchase accounting impacts. The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the three months ended March 31, 2022 (in thousands). Operating expenses include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses of AFF and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Three Months Ended March 31, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$149,947	$—	$149,947
Interest and fees on finance receivables	42,449	16,173	58,622
Total revenue	192,396	16,173	208,569

Cost of revenue:
Depreciation of leased merchandise	93,706	(4,359)	89,347
Provision for lease losses	39,820	—	39,820
Provision for loan losses	24,697	—	24,697
Total cost of revenue	158,223	(4,359)	153,864

Net revenue	34,173	20,532	54,705

Segment expenses:
Operating expenses	28,932	—	28,932
Depreciation and amortization	682	—	682
Total segment expenses	29,614	—	29,614

Segment pre-tax operating income	$4,559	$20,532	$25,091

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$73,148	$60,885	20%
Latin America pawn	29,514	25,735	15%
Retail POS payment solutions (1)	4,559	—	—%
Consolidated segment pre-tax operating income	107,221	86,620	24%

Corporate expenses and other income:
Administrative expenses	36,863	30,999	19%
Depreciation and amortization	14,872	967	1,438%
Interest expense	16,221	7,230	124%
Interest income	(676)	(158)	328%
(Gain) loss on foreign exchange	(480)	267	280%
Merger and acquisition expenses	665	166	301%
Loss on revaluation of contingent acquisition consideration	2,570	—	—%
Impairments and dispositions of certain other assets	177	878	(80)%
Total corporate expenses and other income	70,212	40,349	74%

Income before income taxes	37,009	46,271	(20)%

Provision for income taxes	9,004	12,556	(28)%

Net income	$28,005	$33,715	(17)%

(1)    The AFF results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income excluding such purchase accounting adjustments was $25.1 million for the three months ended March 31, 2022.

Corporate Expenses and Taxes

Administrative expenses increased 19% to $36.9 million during the first quarter of 2022 compared to $31.0 million in the first quarter of 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 8% during the first quarter of 2021 to 6% during the first quarter of 2022.

Corporate depreciation and amortization expense increased 1,438% to $14.9 million during the first quarter of 2022 compared to $1.0 million in the first quarter of 2021, primarily due to $14.2 million in amortization expense during the first quarter of 2022 related to identified intangible assets in the AFF Acquisition.

Interest expense increased 124% to $16.2 million during the first quarter of 2022 compared to $7.2 million in the first quarter of 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 301% to $0.7 million during the first quarter of 2022 compared to $0.2 million during first quarter of 2021, reflecting timing of transaction costs primarily related to the AFF Acquisition.

The Company recognized a loss of $2.6 million during the first quarter of 2022 as a result of an increase in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition.

Consolidated effective income tax rates for the first quarter of 2022 and 2021 were 24.3% and 27.1%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S. sourced income, primarily a result of the AFF Acquisition, which is taxed at a lower rate than the Latin American countries the Company operates in, and an increased foreign permanent tax benefit recorded in the first quarter of 2022 compared to the first quarter of 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021.

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

Other material capital requirements include operating expenses (see Note 3 of Notes to Consolidated Financial Statements regarding operating lease commitments), general corporate operating activities, income tax payments and debt service among others. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

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

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at six store locations, primarily from landlords at existing stores, for a cumulative purchase price of $10.2 million during the three months ended March 31, 2022.

Expand Retail POS Payment Solutions Operations

AFF will continue to promote and build relationships with existing customers and merchants and believes there is an opportunity to increase the share of existing merchants’ overall transaction volumes. While existing merchant partner relationships represent a significant source of AFF’s origination volumes, the Company believes there are also many more untapped traditional and e-commerce merchants providing goods and services to customers that could benefit from offering AFF’s retail POS payment solutions. AFF has made, and intends to continue to make, investments in its marketing team to drive awareness of AFF’s products at its merchant partners to increase utilization and encourage repeat business through increased marketing directly to AFF’s customers. In addition, AFF has made, and intends to continue to make, investments in its unique and proprietary decisioning platform.

Return of Capital to Shareholders

In April 2022, the Company’s Board of Directors declared a $0.30 per share second quarter cash dividend on common shares outstanding, or an aggregate of $14.2 million based on the March 31, 2022 share count, to be paid on May 31, 2022 to stockholders of record as of May 16, 2022. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors, including the impact of COVID-19.

During the three months ended March 31, 2022, the Company repurchased a total of 1,048,000 shares of common stock at an aggregate cost of $72.2 million and an average cost per share of $68.87 to complete the $100.0 million share repurchase program authorized in January 2021. During the three months ended March 31, 2021, the Company repurchased 84,000 shares of common stock at an aggregate cost of $5.0 million and an average cost per share of $59.06. In April 2022, the Board of Directors approved a new share repurchase authorization of up to $100.0 million of common shares, of which the entire $100.0 million is currently remaining. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of March 31, 2022, the Company’s primary sources of liquidity were $113.3 million in cash and cash equivalents and $308.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $651.8 million as of March 31, 2022.

The Company’s cash and cash equivalents as of March 31, 2022 included $36.5 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO and finance receivable originations, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, earnout payments associated with the AFF Acquisition, litigation related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 50% of total inventory, give the Company flexibility to quickly increase cash flow, if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flow provided by operating activities	$120,145	$69,174
Cash flow provided by investing activities	$183	$17,258
Cash flow used in financing activities	$(127,895)	$(96,727)

	As of March 31,
	2022	2021
Working capital	$651,802	$345,644
Current ratio	2.7:1	2.6:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $51.0 million, or 74%, from $69.2 million for the three months ended March 31, 2021 to $120.1 million for the three months ended March 31, 2022, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), partially offset by a decrease in net income of $5.7 million.

Cash Flow Provided by Investing Activities

Net cash provided by investing activities decreased $17.1 million, or 99%, from $17.3 million for the three months ended March 31, 2021 to $0.2 million for the three months ended March 31, 2022. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and finance receivables are included in investing activities. The Company paid $7.0 million for furniture, fixtures, equipment and improvements and $10.2 million for discretionary pawn store real property purchases during the three months ended March 31, 2022 compared to $9.5 million and $14.4 million in the prior-year period, respectively. The Company paid $1.2 million in cash related to pawn store acquisitions during the three months ended March 31, 2021. The Company received funds from a net decrease in pawn loans of $17.4 million during the three months ended March 31, 2022 and $42.4 million during the three months ended March 31, 2021, and the Company received funds from a net decrease in finance receivables of $0.1 million during the three months ended March 31, 2022.

Cash Flow Used in Financing Activities

Net cash used in financing activities increased $31.2 million, or 32%, from $96.7 million for the three months ended March 31, 2021 to $127.9 million for the three months ended March 31, 2022. Net payments on the credit facilities were $41.0 million during the three months ended March 31, 2022 compared to net payments of $79.0 million during the three months ended March 31, 2021. The Company funded $72.2 million for share repurchases and paid dividends of $14.5 million during the three months ended March 31, 2022, compared to funding $5.0 million of share repurchases and dividends paid of $11.1 million during the three months ended March 31, 2021. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the three months ended March 31, 2021 of $1.7 million.

REGULATORY DEVELOPMENTS

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. There have been no material changes in regulatory developments directly affecting the Company since December 31, 2021.

NON-GAAP FINANCIAL INFORMATION

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow, adjusted retail POS payment solutions segment metrics and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly-titled measures of other companies.

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, including the Company’s transaction expenses incurred in connection with its acquisition of AFF, and the impacts of purchase accounting with respect to the AFF acquisition in order to allow more accurate comparisons of the financial results to prior periods. In addition, the Company does not consider these merger and acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations, and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates, resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured, and to improve comparability of current periods presented with prior periods.

In conjunction with the Cash America merger in 2016, the Company recorded certain lease intangibles related to above- or below-market lease liabilities of Cash America which are included in the operating lease right of use asset on the consolidated balance sheets. As the Company continues to opportunistically purchase real estate from landlords at certain Cash America stores, the associated lease intangible, if any, is written off and gain or loss is recognized. The Company has adjusted the applicable financial measures to exclude these gains or losses given the variability in size and timing of these transactions and because they are non-cash, non-operating gains or losses. The Company believes this improves comparability of operating results for current periods presented with prior periods.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022		2021
	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$28,005	$0.58	$33,715	$0.82
Adjustments, net of tax:
Merger and acquisition expenses	511	0.01	116	—
Non-cash foreign currency (gain) loss related to lease liability	(484)	(0.01)	421	0.01
AFF purchase accounting adjustments, net (1)	28,703	0.60	—	—
Impairments and dispositions of certain other assets	136	—	676	0.02
Adjusted net income and diluted earnings per share	$56,871	$1.18	$34,928	$0.85

(1)Includes $12.5 million related to the amortization of purchase accounting adjustments to record acquired finance receivables at fair value, $10.9 million related to the amortization of acquired intangible assets, $3.3 million related to the amortization of purchase accounting adjustments to record acquired leased merchandise at fair value and a $2.0 million loss on the revaluation of AFF contingent acquisition consideration (all shown net of tax).

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$665	$154	$511	$166	$50	$116
Non-cash foreign currency (gain) loss related to lease liability	(692)	(208)	(484)	602	181	421
AFF purchase accounting adjustments, net	37,277	8,574	28,703	—	—	—
Impairment and dispositions of certain other assets	177	41	136	878	202	676
Total adjustments	$37,427	$8,561	$28,866	$1,646	$433	$1,213

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA

The Company defines EBITDA as net income before income taxes, depreciation and amortization, interest expense and interest income and adjusted EBITDA as EBITDA adjusted for certain items, as listed below, that management considers to be non-operating in nature and not representative of its actual operating performance. The Company believes EBITDA and adjusted EBITDA are commonly used by investors to assess a company’s financial performance and adjusted EBITDA is used as a starting point in the calculation of the consolidated total debt ratio as defined in the Company’s senior unsecured notes. The following table provides a reconciliation of net income to EBITDA and adjusted EBITDA (in thousands):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Net income	$28,005	$33,715	$119,199	$107,376
Provision for income taxes	9,004	12,556	38,041	36,877
Depreciation and amortization	25,542	10,612	60,836	42,043
Interest expense	16,221	7,230	41,377	28,156
Interest income	(676)	(158)	(1,214)	(1,513)
EBITDA	78,096	63,955	258,239	212,939
Adjustments:
Merger and acquisition expenses	665	166	15,948	1,414
Non-cash foreign currency (gain) loss related to lease liability	(692)	602	(650)	(2,533)
AFF purchase accounting adjustments, net (1)	23,102	—	51,593	—
Impairments and dispositions of certain other assets	177	878	248	4,412
Loss on extinguishment of debt	—	—	—	11,737
Adjusted EBITDA	$101,348	$65,601	$325,378	$227,969

(1)Excludes $14.2 million and $16.2 million of amortization expense related to identifiable intangible assets as a result of the AFF Acquisition for the three months and trailing twelve months ended March 31, 2022, respectively, which is already included in the add back of depreciation and amortization to calculate EBITDA.

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

Free cash flow and adjusted free cash flow are commonly used by investors as additional measures of cash generated by business operations that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, that may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (in thousands):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Cash flow from operating activities	$120,145	$69,174	$274,275	$214,053
Cash flow from certain investing activities:
Pawn loans, net (1)	17,383	42,394	(98,351)	96,603
Finance receivables, net	61	—	(5,783)	520
Purchases of furniture, fixtures, equipment and improvements	(7,028)	(9,491)	(39,559)	(36,453)
Free cash flow	130,561	102,077	130,582	274,723
Merger and acquisition expenses paid, net of tax benefit	511	116	12,267	1,057
Adjusted free cash flow	$131,072	$102,193	$142,849	$275,780

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

Additionally, the following table provides a reconciliation of consolidated total revenue presented in accordance with GAAP to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenue, as reported	$659,839	$407,939
Adjustments:
AFF purchase accounting adjustments (1)	16,173	—
Adjusted total revenue	$676,012	$407,939

(1)Adjustment relates to the net amortization of the fair value premium on acquired finance receivables, which is recognized as an adjustment to interest income on an effective yield basis over the lives of the acquired finance receivables. See the retail POS payment solutions segment tables in “Results of Operations” above for additional segment level reconciliations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2021 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management is in the process of documenting and testing AFF’s internal control over financial reporting and expects to incorporate AFF into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report which is incorporated to this Part II, Item 1 by reference.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2021 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2021 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, the Company repurchased a total of 1,048,000 shares of common stock at an aggregate cost of $72.2 million and an average cost per share of $68.87, and during the three months ended March 31, 2021, repurchased 84,000 shares of common stock at an aggregate cost of $5.0 million and an average cost per share of $59.06. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended March 31, 2022 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
January 1 through January 31, 2022	—	$—	—	$72,217
February 1 through February 28, 2022	250,000	74.18	250,000	53,624
March 1 through March 31, 2022	798,000	67.21	798,000	—
Total	1,048,000	68.87	1,048,000

The following table provides information regarding purchases made by the Company of shares of its common stock under each share repurchase program in effect during the three months ended March 31, 2022 (dollars in thousands):

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2022	Dollar Amount Purchased in 2022	Remaining Dollar Amount Authorized For Future Purchases
January 27, 2021	March 28, 2022	$100,000	1,048,000	$72,217	$—

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

Dated: May 2, 2022	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)