Form 10-Q
period 2022-06-30
FirstCash Holdings, Inc.
filed 2022-08-01
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022
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

As of July 27, 2022, there were 47,035,869 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the American First Finance (“AFF”) transaction, including the failure of the transaction to deliver the estimated value and benefits expected by the Company, the incurrence of unexpected future costs, liabilities or obligations as a result of the transaction, the effect of the transaction on the ability of the Company to retain and hire personnel and maintain relationships with retail partners, consumers and others with whom the Company and AFF do business; the ability of the Company to successfully integrate AFF’s operations; the ability of the Company to successfully implement its plans, forecasts and other expectations with respect to AFF’s business; risks associated with the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company, the putative shareholder securities class action lawsuit filed against the Company, the California private lawsuits filed against the Company in which the plaintiffs are seeking class certification, and subpoenas seeking information from the Company received from state regulators from time to time, including the incurrence of meaningful expenses, reputational damage, monetary damages and other penalties; risks related to the regulatory environment in which the Company operates; general economic risks, including the contributory effects of the COVID-19 pandemic and governmental responses that have been, and may in the future be, imposed in response to the pandemic; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own and retail finance products; labor shortages and increased labor costs; inflation; a deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending; currency fluctuations, primarily involving the Mexican peso; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2022	2021	2021
ASSETS
Cash and cash equivalents	$110,414	$50,061	$120,046
Accounts receivable, net	55,924	40,183	55,356
Pawn loans	385,708	312,166	347,973
Finance receivables, net	125,619	—	181,021
Inventories	260,528	216,955	263,311
Leased merchandise, net	118,924	—	143,944
Prepaid expenses and other current assets	21,125	19,022	17,707
Total current assets	1,078,242	638,387	1,129,358

Property and equipment, net	519,836	404,283	462,526
Operating lease right of use asset	301,979	299,223	306,061
Goodwill	1,522,192	1,017,273	1,536,178
Intangible assets, net	359,716	83,372	388,184
Other assets	8,345	9,406	8,531
Deferred tax assets, net	6,231	4,489	5,614
Total assets	$3,796,541	$2,456,433	$3,836,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$198,967	$103,700	$244,327
Customer deposits and prepayments	59,754	44,486	57,310
Lease liability, current	90,804	89,027	90,570
Total current liabilities	349,525	237,213	392,207

Revolving unsecured credit facilities	274,000	163,000	259,000
Senior unsecured notes	1,034,761	493,303	1,033,904
Deferred tax liabilities, net	121,046	75,912	126,098
Lease liability, non-current	199,211	196,189	203,166
Other liabilities	—	—	13,950
Total liabilities	1,978,543	1,165,617	2,028,325

Stockholders’ equity:
Common stock	573	493	573
Additional paid-in capital	1,729,625	1,219,948	1,724,956
Retained earnings	952,011	828,040	866,679
Accumulated other comprehensive loss	(119,994)	(115,790)	(131,299)
Common stock held in treasury, at cost	(744,217)	(641,875)	(652,782)
Total stockholders’ equity	1,817,998	1,290,816	1,808,127
Total liabilities and stockholders’ equity	$3,796,541	$2,456,433	$3,836,452

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Retail merchandise sales	$298,257	$265,567	$601,076	$537,609
Pawn loan fees	134,067	109,909	265,886	225,431
Leased merchandise income	147,700	—	297,647	—
Interest and fees on finance receivables	43,744	—	86,193	—
Wholesale scrap jewelry sales	23,848	14,102	56,653	34,477
Total revenue	647,616	389,578	1,307,455	797,517

Cost of revenue:
Cost of retail merchandise sold	179,309	153,424	361,523	310,577
Depreciation of leased merchandise	82,605	—	176,311	—
Provision for lease losses	38,035	—	77,855	—
Provision for loan losses	26,800	—	51,497	—
Cost of wholesale scrap jewelry sold	19,895	11,932	48,110	29,129
Total cost of revenue	346,644	165,356	715,296	339,706

Net revenue	300,972	224,222	592,159	457,811

Expenses and other income:
Operating expenses	180,555	139,128	353,851	276,452
Administrative expenses	37,068	27,398	73,931	58,397
Depreciation and amortization	25,982	10,902	51,524	21,514
Interest expense	16,246	7,198	32,467	14,428
Interest income	(222)	(119)	(898)	(277)
Loss (gain) on foreign exchange	27	(577)	(453)	(310)
Merger and acquisition expenses	314	1,086	979	1,252
Gain on revaluation of contingent acquisition consideration	(65,559)	—	(62,989)	—
Other expenses (income), net	(3,062)	401	(2,885)	1,279
Total expenses and other income	191,349	185,417	445,527	372,735

Income before income taxes	109,623	38,805	146,632	85,076

Provision for income taxes	23,515	10,378	32,519	22,934

Net income	$86,108	$28,427	$114,113	$62,142

Earnings per share:
Basic	$1.82	$0.70	$2.39	$1.52
Diluted	$1.81	$0.70	$2.38	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$86,108	$28,427	$114,113	$62,142
Other comprehensive income:
Currency translation adjustment	(484)	14,977	11,305	2,642
Comprehensive income	$85,624	$43,404	$125,418	$64,784

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2021	57,322	$573	$1,724,956	$866,679	$(131,299)	8,843	$(652,782)	$1,808,127
Shares issued under share-based compensation plan	—	—	(1,281)	—	—	(17)	1,281	—
Share-based compensation expense	—	—	3,075	—	—	—	—	3,075
Net income	—	—	—	28,005	—	—	—	28,005
Cash dividends ($0.30 per share)	—	—	—	(14,546)	—	—	—	(14,546)
Currency translation adjustment	—	—	—	—	11,789	—	—	11,789
Purchases of treasury stock	—	—	—	—	—	1,048	(72,217)	(72,217)
As of 3/31/2022	57,322	$573	$1,726,750	$880,138	$(119,510)	9,874	$(723,718)	$1,764,233

Share-based compensation expense	—	—	2,875	—	—	—	—	2,875
Net income	—	—	—	86,108	—	—	—	86,108
Cash dividends ($0.30 per share)	—	—	—	(14,235)	—	—	—	(14,235)
Currency translation adjustment	—	—	—	—	(484)	—	—	(484)
Purchases of treasury stock	—	—	—	—	—	301	(20,499)	(20,499)
As of 6/30/2022	57,322	$573	$1,729,625	$952,011	$(119,994)	10,175	$(744,217)	$1,817,998

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2022	2021
Cash flow from operating activities:
Net income	$114,113	$62,142
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	176,311	—
Provision for lease losses	77,855	—
Provision for loan losses	51,497	—
Share-based compensation expense	5,950	5,250
Depreciation and amortization expense	51,524	21,514
Amortization of debt issuance costs	1,473	793
Net amortization of premiums, discounts and unearned origination fees on finance receivables	27,451	—
Gain on revaluation of contingent acquisition consideration	(62,989)	—
Impairments and dispositions of certain other assets	318	1,279
Deferred income taxes, net	12,702	4,444
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(224)	1,369
Inventories purchased directly from customers, wholesalers or manufacturers	1,804	(9,173)
Leased merchandise, net	(229,146)	—
Prepaid expenses and other assets	(1,672)	(2,107)
Accounts payable, accrued liabilities and other liabilities	(4,846)	26,748
Income taxes	4,646	1,490
Net cash flow provided by operating activities	226,767	113,749
Cash flow from investing activities:
Pawn loans, net (1)	(32,265)	(8,492)
Finance receivables, net	(23,546)	—
Purchases of furniture, fixtures, equipment and improvements	(19,686)	(21,025)
Purchases of store real property	(58,559)	(29,096)
Acquisitions of pawn stores, net of cash acquired	(2,343)	(49,334)
Net cash flow used in investing activities	(136,399)	(107,947)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	126,000	227,000
Repayments of unsecured credit facilities	(111,000)	(187,000)
Debt issuance costs paid	(475)	—
Purchases of treasury stock	(87,727)	(36,427)
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	—	(1,663)
Dividends paid	(28,781)	(23,405)
Net cash flow used in financing activities	(101,983)	(21,495)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2022	2021
Effect of exchange rates on cash	1,983	(96)
Change in cash and cash equivalents	(9,632)	(15,789)
Cash and cash equivalents at beginning of the period	120,046	65,850
Cash and cash equivalents at end of the period	$110,414	$50,061

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2021, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, include the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquired stores have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The consolidated financial statements as of June 30, 2022 and 2021, and for the three month and six month periods ended June 30, 2022 and 2021, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

On December 17, 2021, the Company completed the acquisition (the “AFF Acquisition”) of AFF, which is a leading technology-driven retail point-of-sale (“POS”) payment solutions platform primarily focused on providing lease-to-own (“LTO”) products.

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

Reclassification

Certain amounts in the consolidated balance sheets as of June 30, 2021 and December 31, 2021, and the consolidated statements of income and consolidated statements of cash flows for the six months ended June 30, 2021, have been reclassified in order to conform to the 2022 presentation.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$86,108	$28,427	$114,113	$62,142

Denominator:
Weighted-average common shares for calculating basic earnings per share	47,425	40,754	47,831	40,893
Effect of dilutive securities:
Stock options and restricted stock unit awards	74	48	66	36
Weighted-average common shares for calculating diluted earnings per share	47,499	40,802	47,897	40,929

Earnings per share:
Basic	$1.82	$0.70	$2.39	$1.52
Diluted	$1.81	$0.70	$2.38	$1.52

Note 3 - Acquisitions

American First Finance Acquisition

On December 17, 2021, the Company completed the AFF Acquisition. Subsequent to December 31, 2021, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease in goodwill of $16.9 million. The adjusted purchase price allocation is reflected in the accompanying consolidated balance sheet as of June 30, 2022.

The following table details the preliminary purchase price allocation as of December 31, 2021, the measurement period adjustments made during the six months ended June 30, 2022 and the preliminary purchase price allocation as of June 30, 2022, subject to future measurement period adjustments (in thousands):

	December 31,	2022	June 30,
	2021	Adjustments	2022
Accounts receivable	$11,660	$—	$11,660
Finance receivables	225,261	—	225,261
Leased merchandise	139,649	—	139,649
Prepaid expenses and other current assets	4,474	(238)	4,236
Property and equipment	11,670	—	11,670
Operating lease right of use asset	491	—	491
Goodwill	503,106	(16,893)	486,213
Intangible assets	305,100	—	305,100
Accounts payable and accrued liabilities	(28,357)	(1,083)	(29,440)
Customer deposits and prepayments	(11,014)	—	(11,014)
Lease liability, current	(10)	—	(10)
Deferred tax liabilities (1)	(42,608)	18,214	(24,394)
Lease liability, non-current	(481)	—	(481)
Purchase price	$1,118,941	$—	$1,118,941

(1)Measurement period adjustment is primarily a result of the seller finalizing the ending tax basis in the assets and liabilities acquired, which carried over to the Company.

Note 4 - Operating Leases

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years for both June 30, 2022 and 2021.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2022 and 2021 was 6.0% and 6.6%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of less than $0.1 million and a gain of $0.7 million during the three months ended June 30, 2022 and 2021, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2022 and 2021, the Company recognized a foreign currency gain of $0.7 million and a gain of $0.1 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense	$32,074	$31,374	$63,602	$62,439
Variable lease expense (1)	4,229	3,939	8,403	7,773
Total operating lease expense	$36,303	$35,313	$72,005	$70,212

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2022 (in thousands):

Six months ending December 31, 2022	$55,095
2023	96,437
2024	73,362
2025	46,588
2026	27,112
Thereafter	28,529
Total	$327,123
Less amount of lease payments representing interest	(37,108)
Total present value of lease payments	$290,015

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$58,343	$56,570
Leased assets obtained in exchange for new operating lease liabilities	$41,991	$49,209

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of June 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	June 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial liabilities:
Contingent AFF acquisition consideration (1)	$46,560	$—	$—	$46,560

(1)The contingent consideration related to the AFF Acquisition is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

The Company revalues the contingent consideration related to the AFF Acquisition to fair value at the end of each reporting period. The estimate of the fair value of contingent consideration related to the AFF Acquisition is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration related to the AFF Acquisition.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three and six months ended June 30, 2022 are as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Contingent AFF acquisition consideration at beginning of the period	$112,119	$109,549
Change in fair value (1)	(65,559)	(62,989)
Contingent AFF acquisition consideration at end of the period	$46,560	$46,560

(1)    The Company recognized a gain of $65.6 million and $63.0 million during the three and six months ended June 30, 2022, respectively, as a result of the change in fair value of the contingent consideration related to the AFF Acquisition, which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2022, and the Company did not have any financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of June 30, 2022, 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,414	$110,414	$110,414	$—	$—
Accounts receivable, net	55,924	55,924	—	—	55,924
Pawn loans	385,708	385,708	—	—	385,708
Finance receivables, net (1)	125,619	196,210	—	—	196,210
	$677,665	$748,256	$110,414	$—	$637,842

Financial liabilities:
Revolving unsecured credit facilities	$274,000	$274,000	$—	$274,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	900,000	—	900,000	—
	$1,324,000	$1,174,000	$—	$1,174,000	$—

(1)Finance receivables, gross as of June 30, 2022 was $190.3 million. See Note 6.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$50,061	$50,061	$50,061	$—	$—
Accounts receivable, net	40,183	40,183	—	—	40,183
Pawn loans	312,166	312,166	—	—	312,166
	$402,410	$402,410	$50,061	$—	$352,349

Financial liabilities:
Revolving unsecured credit facilities	$163,000	$163,000	$—	$163,000	$—
Senior unsecured notes (outstanding principal)	500,000	521,000	—	521,000	—
	$663,000	$684,000	$—	$684,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,046	$120,046	$120,046	$—	$—
Accounts receivable, net	55,356	55,356	—	—	55,356
Pawn loans	347,973	347,973	—	—	347,973
Finance receivables, net (1)	181,021	233,000	—	—	233,000
	$704,396	$756,375	$120,046	$—	$636,329

Financial liabilities:
Revolving unsecured credit facilities	$259,000	$259,000	$—	$259,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	1,058,000	—	1,058,000	—
	$1,309,000	$1,317,000	$—	$1,317,000	$—

(1)Finance receivables, gross as of December 31, 2021 was $220.3 million. See Note 6.

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

The carrying value of the unsecured credit facilities approximates fair value as of June 30, 2022, 2021 and December 31, 2021. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over LIBOR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in LIBOR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net consist of the following (in thousands):

	As of June 30,		As of December 31,
	2022	2021	2021
Finance receivables, gross	$190,256	$—	$220,329
Fair value premium on non-PCD finance receivables (1)	13,003	—	40,251
Non-credit discount on PCD finance receivables (2)	—	—	(3,521)
Merchant partner discounts and premiums, net	(1,002)	—	(104)
Unearned origination fees	(2,702)	—	(360)
Finance receivables, amortized cost	199,555	—	256,595
Less allowance for loan losses	(73,936)	—	(75,574)
Finance receivables, net	$125,619	$—	$181,021

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

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$72,332	$—	$75,574	$—
Provision for loan losses	26,800	—	51,497	—
Charge-offs	(26,579)	—	(55,987)	—
Recoveries	1,383	—	2,852	—
Balance at end of period	$73,936	$—	$73,936	$—

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of June 30, 2022, by origination year (in thousands):

	2022	2021	2020	Total
FICO score category (1):
No FICO score identified or obtained	$31,642	$21,747	$382	$53,771
599 or less	34,524	27,245	2,107	63,876
Between 600 and 699	35,114	24,059	2,138	61,311
700 or greater	4,534	2,762	298	7,594
Finance receivables before fair value adjustments	$105,814	$75,813	$4,925	186,552
Fair value premium on non-PCD finance receivables				13,003
Finance receivables, amortized cost				$199,555

(1)FICO score as determined at the time of origination.

The following is an aging of the amortized cost of finance receivables as of June 30, 2022, by origination year (in thousands):

	2022	2021	2020	Total
Delinquency:
1 to 30 days past due	$8,919	$7,849	$478	$17,246
31 to 60 days past due	4,467	5,275	286	10,028
61 to 90 days past due (1)	3,014	4,837	293	8,144
Total past due finance receivables before fair value adjustments	16,400	17,961	1,057	35,418
Current finance receivables before fair value adjustments	89,414	57,852	3,868	151,134
Finance receivables before fair value adjustments	$105,814	$75,813	$4,925	186,552
Fair value premium on non-PCD finance receivables				13,003
Finance receivables, amortized cost				$199,555

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of June 30,		As of December 31,
	2022	2021	2021
Leased merchandise (1)	$255,559	$—	$156,280
Processing fees	(2,882)	—	(440)
Merchant partner discounts and premiums, net	1,862	—	310
Accumulated depreciation	(66,514)	—	(6,764)
Leased merchandise, before allowance for lease losses	188,025	—	149,386
Allowance for lease losses	(69,101)	—	(5,442)
Leased merchandise, net	$118,924	$—	$143,944

(1)Acquired leased merchandise in the AFF Acquisition was recorded at fair value.

Changes in the allowance for lease losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$40,364	$—	$5,442	$—
Provision for lease losses	38,035	—	77,855	—
Charge-offs	(10,301)	—	(16,321)	—
Recoveries	1,003	—	2,125	—
Balance at end of period	$69,101	$—	$69,101	$—

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2022	2021	2021
Revolving unsecured credit facility, maturing 2024 (1)	$274,000	$163,000	$259,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	492,981	493,303	492,499
5.625% senior unsecured notes due 2030 (3)	541,780	—	541,405
Total senior unsecured notes	1,034,761	493,303	1,033,904

Total long-term debt	$1,308,761	$656,303	$1,292,904

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of June 30, 2022, 2021 and December 31, 2021, deferred debt issuance costs of $7.0 million, $6.7 million and $7.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of June 30, 2022 and December 31, 2021, deferred debt issuance costs of $8.2 million and $8.6 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2022, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $500.0 million. The Credit Facility matures on December 19, 2024. As of June 30, 2022, the Company had $274.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $222.8 million available for future borrowings, subject to certain financial covenants. The Credit Facility is unsecured and bears interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a LIBOR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2022 was 3.80% based on 1-month LIBOR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2022. During the six months ended June 30, 2022, the Company received net proceeds of $15.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of June 30, 2022, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2022. At June 30, 2022, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2022, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2022, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

The Company utilized the net proceeds from the offering of the 2030 Notes to finance the cash consideration and transaction expenses for the AFF Acquisition, including the repayment, in full, of the outstanding debt under AFF’s credit facility at the closing of the AFF Acquisition, payment of fees and expenses related to the note offering and reduction of the outstanding balance on the Credit Facility.

Note 9 - Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a defendant (actual or threatened) in certain lawsuits, arbitration proceedings and other general claims. Although no assurances can be given, in management’s opinion, any potential adverse result should not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors. The complaint further alleges that the defendants failed to disclose in public statements that the Company engaged in widespread and systemic violations of the Military Lending Act (the “MLA”). The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. The Company disputes these allegations and intends to defend the Litigation vigorously. On April 4, 2022, following the appointment of a lead plaintiff, the Court entered an order setting certain case deadlines for the filing of an amended complaint and any responsive pleading thereto. On June 8, 2022, the Company and named defendants filed a motion to dismiss, which remains pending. At this stage, the Company is unable to determine whether a future loss will be incurred due to this Litigation or estimate a range of loss, if any, and accordingly, no amounts have been accrued in the Company’s financial statements.

The Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on July 19, 2022 in the United States District Court for the Northern District of Texas and styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the Benefit of Geri D. Treppel and Larry A. Treppel, Derivatively on Behalf of FirstCash Holdings, Inc., v. Rick L. Wessel, et. al, Case 4:22-cv-00623-P (N.D. Tex). The complaint makes similar allegations as the Litigation and alleges a single count for breach of fiduciary duty against the named derivative defendants. The action does not quantify any alleged damages, but, in addition to attorneys’ fees and costs and certain equitable relief, the derivative plaintiff seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. The named derivative defendants and the Company dispute these allegations and intend to defend the action vigorously.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA also constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company, which motion remains pending. On April 27, 2022, the Company filed a motion for partial summary judgment, which remains pending. While the Company intends to vigorously defend itself against the allegations in the case, the Company cannot predict or determine the timing or final outcome of this matter or the effect that any adverse determinations the lawsuit may have on the Company.

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

On October 20, 2021, plaintiff Larry Facio filed a complaint (the “Facio Complaint”) in the United States District Court for the Northern District of California against AFF. In the Facio Complaint, the plaintiff alleges that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. Plaintiff seeks, among other things, class certification, a declaration that AFF’s security agreements are subject to the California Finance Lenders Law and that no person has a right to collect or receive principal or payments, restitution for all amounts collected from class members, actual damages, statutory damages and attorneys’ fees. On May 5, 2022, the court granted AFF’s motion to compel arbitration, and the case is currently stayed, pending arbitration. Accordingly, the Company cannot predict or determine the timing or final outcome of the Facio Complaint or the effect that any adverse determinations the lawsuit may have on the Company.

Note 10 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, gain on revaluation of contingent acquisition consideration, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment.

The following tables present reportable segment information for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate	Consolidated
Revenue:
Retail merchandise sales	$195,369	$102,888	$—	$—	$298,257
Pawn loan fees	87,743	46,324	—	—	134,067
Leased merchandise income	—	—	147,700	—	147,700
Interest and fees on finance receivables	—	—	43,744	—	43,744
Wholesale scrap jewelry sales	15,673	8,175	—	—	23,848
Total revenue	298,785	157,387	191,444	—	647,616

Cost of revenue:
Cost of retail merchandise sold	114,390	64,919	—	—	179,309
Depreciation of leased merchandise	—	—	82,605	—	82,605
Provision for lease losses	—	—	38,035	—	38,035
Provision for loan losses	—	—	26,800	—	26,800
Cost of wholesale scrap jewelry sold	13,282	6,613	—	—	19,895
Total cost of revenue	127,672	71,532	147,440	—	346,644

Net revenue	171,113	85,855	44,004	—	300,972

Expenses and other income:
Operating expenses	101,242	48,053	31,260	—	180,555
Administrative expenses	—	—	—	37,068	37,068
Depreciation and amortization	5,868	4,553	699	14,862	25,982
Interest expense	—	—	—	16,246	16,246
Interest income	—	—	—	(222)	(222)
Loss on foreign exchange	—	—	—	27	27
Merger and acquisition expenses	—	—	—	314	314
Gain on revaluation of contingent acquisition consideration	—	—	—	(65,559)	(65,559)
Other expenses (income), net	—	—	—	(3,062)	(3,062)
Total expenses and other income	107,110	52,606	31,959	(326)	191,349

Income before income taxes	$64,003	$33,249	$12,045	$326	$109,623

	Three Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Revenue:
Retail merchandise sales	$173,254	$92,313	$—	$265,567
Pawn loan fees	66,942	42,967	—	109,909
Wholesale scrap jewelry sales	6,846	7,256	—	14,102
Total revenue	247,042	142,536	—	389,578

Cost of revenue:
Cost of retail merchandise sold	95,599	57,825	—	153,424
Cost of wholesale scrap jewelry sold	5,387	6,545	—	11,932
Total cost of revenue	100,986	64,370	—	165,356

Net revenue	146,056	78,166	—	224,222

Expenses and other income:
Operating expenses	93,574	45,554	—	139,128
Administrative expenses	—	—	27,398	27,398
Depreciation and amortization	5,347	4,534	1,021	10,902
Interest expense	—	—	7,198	7,198
Interest income	—	—	(119)	(119)
Gain on foreign exchange	—	—	(577)	(577)
Merger and acquisition expenses	—	—	1,086	1,086
Other expenses (income), net	—	—	401	401
Total expenses and other income	98,921	50,088	36,408	185,417

Income (loss) before income taxes	$47,135	$28,078	$(36,408)	$38,805

	Six Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate	Consolidated
Revenue:
Retail merchandise sales	$400,311	$200,765	$—	$—	$601,076
Pawn loan fees	178,082	87,804	—	—	265,886
Leased merchandise income	—	—	297,647	—	297,647
Interest and fees on finance receivables	—	—	86,193	—	86,193
Wholesale scrap jewelry sales	32,197	24,456	—	—	56,653
Total revenue	610,590	313,025	383,840	—	1,307,455

Cost of revenue:
Cost of retail merchandise sold	234,108	127,415	—	—	361,523
Depreciation of leased merchandise	—	—	176,311	—	176,311
Provision for lease losses	—	—	77,855	—	77,855
Provision for loan losses	—	—	51,497	—	51,497
Cost of wholesale scrap jewelry sold	27,812	20,298	—	—	48,110
Total cost of revenue	261,920	147,713	305,663	—	715,296

Net revenue	348,670	165,312	78,177	—	592,159

Expenses and other income:
Operating expenses	200,064	93,595	60,192	—	353,851
Administrative expenses	—	—	—	73,931	73,931
Depreciation and amortization	11,455	8,954	1,381	29,734	51,524
Interest expense	—	—	—	32,467	32,467
Interest income	—	—	—	(898)	(898)
Gain on foreign exchange	—	—	—	(453)	(453)
Merger and acquisition expenses	—	—	—	979	979
Gain on revaluation of contingent acquisition consideration	—	—	—	(62,989)	(62,989)
Other expenses (income), net	—	—	—	(2,885)	(2,885)
Total expenses and other income	211,519	102,549	61,573	69,886	445,527

Income (loss) before income taxes	$137,151	$62,763	$16,604	$(69,886)	$146,632

	Six Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Corporate	Consolidated
Revenue:
Retail merchandise sales	$363,211	$174,398	$—	$537,609
Pawn loan fees	143,339	82,092	—	225,431
Wholesale scrap jewelry sales	16,049	18,428	—	34,477
Total revenue	522,599	274,918	—	797,517

Cost of revenue:
Cost of retail merchandise sold	202,129	108,448	—	310,577
Cost of wholesale scrap jewelry sold	12,900	16,229	—	29,129
Total cost of revenue	215,029	124,677	—	339,706

Net revenue	307,570	150,241	—	457,811

Expenses and other income:
Operating expenses	188,821	87,631	—	276,452
Administrative expenses	—	—	58,397	58,397
Depreciation and amortization	10,729	8,797	1,988	21,514
Interest expense	—	—	14,428	14,428
Interest income	—	—	(277)	(277)
Gain on foreign exchange	—	—	(310)	(310)
Merger and acquisition expenses	—	—	1,252	1,252
Other expenses (income), net	—	—	1,279	1,279
Total expenses and other income	199,550	96,428	76,757	372,735

Income (loss) before income taxes	$108,020	$53,813	$(76,757)	$85,076

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

With the Company’s acquisition of AFF on December 17, 2021 (the “AFF Acquisition”), the Company is also a leading provider of technology-driven, retail POS payment solutions focused on serving credit-constrained consumers. The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in the U.S. and the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico.

OPERATIONS AND LOCATIONS

As of June 30, 2022, the Company operated 2,834 pawn store locations comprised of 1,076 stores in 25 U.S. states and the District of Columbia, 1,669 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 14 stores in El Salvador.

The following tables detail pawn store count activity:

	Three Months Ended June 30, 2022
	U.S.	Latin America	Total
Total locations, beginning of period	1,078	1,751	2,829
New locations opened (1)	—	9	9
Locations acquired	1	—	1
Consolidation of existing pawn locations (2)	(3)	(2)	(5)
Total locations, end of period	1,076	1,758	2,834

	Six Months Ended June 30, 2022
	U.S.	Latin America	Total
Total locations, beginning of period	1,081	1,744	2,825
New locations opened (1)	—	19	19
Locations acquired	1	—	1
Consolidation of existing pawn locations (2)	(6)	(5)	(11)
Total locations, end of period	1,076	1,758	2,834

(1)In addition to new store openings, the Company strategically relocated two stores in the U.S. during the three months ended June 30, 2022. During the six months ended June 30, 2022, the Company relocated two stores in the U.S. and one store in Latin America.

(2)Store consolidations were primarily acquired locations over the past five years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

As of June 30, 2022, AFF provided LTO and retail POS solutions for consumer goods and services through a nationwide network of approximately 7,600 active retail merchant partner locations.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2021 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2022.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The COVID-19 pandemic and its contributory impacts on the economy continue to impact numerous aspects of the Company’s business and the continuing long-term impact to its business remains unknown. The extent to which COVID-19 continues to impact the Company’s operations, results of operations, liquidity and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the unknown duration and severity of the COVID-19 pandemic, which may be impacted by variants of concern and the efficacy and adoption rate of the COVID-19 vaccines in the jurisdictions in which the Company operates. In addition, changes in economic conditions and consumer spending, rising inflation, increases in interest rates and the actions taken to limit the economic impact of COVID-19 have and may continue to have a material adverse impact on demand for pawn loans in future periods. Moreover, safety protocols, staffing constraints and supply chain delays continue to impact operations and traffic counts for many retailers, which include the Company’s pawn stores and many of AFF’s retail merchant partners.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2022	2021	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.0	19.8	(1)%
Three months ended	20.0	20.1	—%
Six months ended	20.3	20.2	—%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.7	(1)%
Three months ended	7.7	7.7	—%
Six months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,127	3,757	(10)%
Three months ended	3,914	3,690	(6)%
Six months ended	3,914	3,622	(8)%

Operating Results for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

U.S. Pawn Segment

The following table details earning assets, which consist of pawn loans and inventories, as well as other earning asset metrics of the U.S. pawn segment as of June 30, 2022 compared to June 30, 2021 (dollars in thousands, except as otherwise noted):

	As of June 30,
	2022	2021	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$271,255	$203,838	33%
Inventories	185,921	144,083	29%
	$457,176	$347,921	31%

Average outstanding pawn loan amount (in ones)	$222	$209	6%

Composition of pawn collateral:
General merchandise	35%	35%
Jewelry	65%	65%
	100%	100%

Composition of inventories:
General merchandise	45%	49%
Jewelry	55%	51%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.7 times	3.1 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	June 30,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$195,369	$173,254	13%
Pawn loan fees	87,743	66,942	31%
Wholesale scrap jewelry sales	15,673	6,846	129%
Total revenue	298,785	247,042	21%

Cost of revenue:
Cost of retail merchandise sold	114,390	95,599	20%
Cost of wholesale scrap jewelry sold	13,282	5,387	147%
Total cost of revenue	127,672	100,986	26%

Net revenue	171,113	146,056	17%

Segment expenses:
Operating expenses	101,242	93,574	8%
Depreciation and amortization	5,868	5,347	10%
Total segment expenses	107,110	98,921	8%

Segment pre-tax operating income	$64,003	$47,135	36%

Operating metrics:
Retail merchandise sales margin	41%	45%
Net revenue margin	57%	59%
Segment pre-tax operating margin	21%	19%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 13% to $195.4 million during the second quarter of 2022 compared to $173.3 million for the second quarter of 2021. Same-store retail sales increased 10% in the second quarter of 2022 compared to the second quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the second quarter of 2022 compared to the second quarter of 2021. The gross profit margin on retail merchandise sales in the U.S. was 41% in the second quarter of 2022 and 45% in the second quarter of 2021. The decrease in the retail merchandise margins was primarily due to lower inventory levels during the second quarter of 2021, which limited the need for normal discounting.

U.S. inventories increased 29% from $144.1 million at June 30, 2021 to $185.9 million at June 30, 2022. The increase was primarily due to lower-than-normal inventory balances at June 30, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in the U.S. were 1% at both June 30, 2022 and 2021.

Pawn Lending Operations

U.S. pawn loan receivables as of June 30, 2022 increased 33% in total and on a same-store basis compared to June 30, 2021. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn lending demand during the second quarter of 2022 to pre-pandemic levels.

U.S. pawn loan fees increased 31% to $87.7 million during the second quarter of 2022 compared to $66.9 million for the second quarter of 2021. Same-store pawn fees in the second quarter of 2022 increased 29% compared to the second quarter of 2021. The increase in total and same-store pawn loan fees was primarily due to the continued recovery in pawn loan receivables, as described above.

Segment Expenses

U.S. operating expenses increased 8% to $101.2 million during the second quarter of 2022 compared to $93.6 million during the second quarter of 2021 while same-store operating expenses increased 6% compared with the prior-year period. The increase in total and same-store operating expenses was primarily due to inflationary increases in wages and other certain operating costs and increased store-level incentive compensation driven by increased revenues and segment profit during the second quarter of 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the second quarter of 2022 was $64.0 million, which generated a pre-tax segment operating margin of 21% compared to $47.1 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 17% increase in net revenue further leveraged by the 8% increase in operating expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 were not materially affected by the change in the average Mexican peso to U.S. dollar exchange rate as it was materially consistent with the prior-year period. The translated value of Latin American earning assets as of June 30, 2022 compared to June 30, 2021 was impacted by a 1% unfavorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment as of June 30, 2022 compared to June 30, 2021 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,
	As of June 30,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$114,453	$108,328	6%	$115,482	7%
Inventories	74,607	72,872	2%	75,278	3%
	$189,060	$181,200	4%	$190,760	5%

Average outstanding pawn loan amount (in ones)	$80	$80	—%	$81	1%

Composition of pawn collateral:
General merchandise	69%	67%
Jewelry	31%	33%
	100%	100%

Composition of inventories:
General merchandise	70%	64%
Jewelry	30%	36%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.4 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,
	June 30,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$102,888	$92,313	11%	$102,841	11%
Pawn loan fees	46,324	42,967	8%	46,304	8%
Wholesale scrap jewelry sales	8,175	7,256	13%	8,175	13%
Total revenue	157,387	142,536	10%	157,320	10%

Cost of revenue:
Cost of retail merchandise sold	64,919	57,825	12%	64,888	12%
Cost of wholesale scrap jewelry sold	6,613	6,545	1%	6,609	1%
Total cost of revenue	71,532	64,370	11%	71,497	11%

Net revenue	85,855	78,166	10%	85,823	10%

Segment expenses:
Operating expenses	48,053	45,554	5%	48,048	5%
Depreciation and amortization	4,553	4,534	—%	4,559	1%
Total segment expenses	52,606	50,088	5%	52,607	5%

Segment pre-tax operating income	$33,249	$28,078	18%	$33,216	18%

Operating metrics:
Retail merchandise sales margin	37%	37%		37%
Net revenue margin	55%	55%		55%
Segment pre-tax operating margin	21%	20%		21%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 11% (also 11% on a constant currency basis) to $102.9 million during the second quarter of 2022 compared to $92.3 million for the second quarter of 2021. Same-store retail sales increased 11% (also 11% on a constant currency basis) during the second quarter of 2022 compared to the second quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the second quarter of 2022 compared to the second quarter of 2021 and strong demand for deep value goods. The gross profit margin on retail merchandise sales was 37% during both the second quarter of 2022 and 2021.

Latin America inventories increased 2% (3% on a constant currency basis) from $72.9 million at June 30, 2021 to $74.6 million at June 30, 2022. The increase was primarily due to lower-than-normal inventory balances at June 30, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at both June 30, 2022 and 2021.

Pawn Lending Operations

Latin America pawn loan receivables increased 6% (7% on a constant currency basis) as of June 30, 2022 compared to June 30, 2021, and on a same-store basis pawn loan receivables increased 5% (6% on a constant currency basis). The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn lending demand during the second quarter of 2022 towards pre-pandemic levels. The Company attributes the slower growth in Latin American pawn receivables in part to continued, elevated currency remittances from the U.S.

Latin America pawn loan fees increased 8% (also 8% on a constant currency basis), totaling $46.3 million during the second quarter of 2022 compared to $43.0 million for the second quarter of 2021. Same-store pawn fees increased 7% (also 7% on a constant currency basis) in the second quarter of 2022 compared to the second quarter of 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery in pawn loan receivables as described above.

Segment Expenses

Operating expenses increased 5% (also 5% on a constant currency basis) to $48.1 million during the second quarter of 2022 compared to $45.6 million during the second quarter of 2021, reflecting continued store growth and modest inflationary pressure on labor and other operating expenses in the current quarter. Same-store operating expenses increased 5% (also 5% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the second quarter of 2022 was $33.2 million, which generated a pre-tax segment operating margin of 21% compared to $28.1 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 10% increase in net revenue further leveraged by a 5% increase in operating expenses.

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

The following table provides a detail of finance receivables as reported and as adjusted to exclude the impacts of purchase accounting as of June 30, 2022 (in thousands):

	As of June 30, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Finance receivables, before allowance for loan losses (1)	$199,555	$(14,970)	$184,585
Less allowance for loan losses	(73,936)	—	(73,936)
Finance receivables, net	$125,619	$(14,970)	$110,649

(1)    As reported acquired finance receivables was recorded at fair value in conjunction with purchase accounting. Adjustment represents the difference between the original amortized cost basis and fair value of the remaining acquired finance receivables.

The following table provides a detail of leased merchandise as reported and as adjusted to exclude the impacts of purchase accounting as of June 30, 2022 (in thousands):

	As of June 30, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Leased merchandise, before allowance for lease losses (1)	$188,025	$15,174	$203,199
Less allowance for lease losses	(69,101)	(16,913)	(86,014)
Leased merchandise, net	$118,924	$(1,739)	$117,185

(1)    As reported acquired leased merchandise was recorded at fair value (which includes estimates for charge-offs) in conjunction with purchase accounting. Adjustment represents the difference between the original depreciated cost and fair value of the remaining acquired leased merchandise.

AFF’s as reported results of operations contain significant purchase accounting impacts. The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the three months ended June 30, 2022 (in thousands). Operating expenses include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Three Months Ended June 30, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$147,700	$—	$147,700
Interest and fees on finance receivables	43,744	11,514	55,258
Total revenue	191,444	11,514	202,958

Cost of revenue:
Depreciation of leased merchandise	82,605	(1,598)	81,007
Provision for lease losses	38,035	—	38,035
Provision for loan losses	26,800	—	26,800
Total cost of revenue	147,440	(1,598)	145,842

Net revenue	44,004	13,112	57,116

Segment expenses:
Operating expenses	31,260	—	31,260
Depreciation and amortization	699	—	699
Total segment expenses	31,959	—	31,959

Segment pre-tax operating income	$12,045	$13,112	$25,157

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$64,003	$47,135	36%
Latin America pawn	33,249	28,078	18%
Retail POS payment solutions (1)	12,045	—	—%
Consolidated segment pre-tax operating income	109,297	75,213	45%

Corporate expenses and other income:
Administrative expenses	37,068	27,398	35%
Depreciation and amortization	14,862	1,021	1,356%
Interest expense	16,246	7,198	126%
Interest income	(222)	(119)	87%
Loss (gain) on foreign exchange	27	(577)	(105)%
Merger and acquisition expenses	314	1,086	(71)%
Gain on revaluation of contingent acquisition consideration	(65,559)	—	—%
Other expenses (income), net	(3,062)	401	(864)%
Total corporate expenses and other income	(326)	36,408	(101)%

Income before income taxes	109,623	38,805	182%

Provision for income taxes	23,515	10,378	127%

Net income	$86,108	$28,427	203%

(1)    The AFF segment results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income excluding such purchase accounting adjustments was $25.2 million for the three months ended June 30, 2022.

Corporate Expenses and Taxes

Administrative expenses increased 35% to $37.1 million during the second quarter of 2022 compared to $27.4 million in the second quarter of 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 7% during the second quarter of 2021 to 6% during the second quarter of 2022.

Corporate depreciation and amortization expense increased 1,356% to $14.9 million during the second quarter of 2022 compared to $1.0 million in the second quarter of 2021, primarily due to $14.2 million in amortization expense during the second quarter of 2022 related to identified intangible assets in the AFF Acquisition.

Interest expense increased 126% to $16.2 million during the second quarter of 2022 compared to $7.2 million in the second quarter of 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 71% to $0.3 million during the second quarter of 2022 compared to $1.1 million during the second quarter of 2021 due to the timing of transaction costs.

The Company revalues the contingent consideration related to the AFF Acquisition to fair value at the end of each reporting period with changes in the fair value recognized in the consolidated statements of income. The Company recognized a gain of $65.6 million during the second quarter of 2022 as a result of a decrease in the liability for the estimated fair value of contingent consideration related to the AFF Acquisition. The contingent consideration is primarily based on AFF’s achievement of certain EBITDA targets by the end of 2022 and in the first half of 2023. Given the macro-driven slowdown in origination activity compared to the forecasts at the time the AFF acquisition was negotiated last summer, the Company now expects the earnout component of the contingent consideration to be at the low end of the payout scale. See Note 5 of Notes to Consolidated Financial Statements.

The Company recognized a gain of $3.2 million during the second quarter of 2022 as a result of a cash distribution received from a non-operating investment acquired in conjunction with the Company’s 2016 merger with Cash America International, Inc. (“Cash America Merger”), which was included in other expenses (income), net in the accompanying consolidated statements of income.

Consolidated effective income tax rates for the second quarter of 2022 and 2021 were 21.5% and 26.7%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S. sourced income, primarily a result of the AFF Acquisition, which is taxed at a lower rate than the Latin American countries the Company operates in, and an increased foreign permanent tax benefit recorded in the second quarter of 2022 compared to the second quarter of 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021. In addition, the Company recognized a $3.4 million permanent domestic tax benefit in the second quarter of 2022 related to the $65.6 million gain on revaluation of certain contingent consideration related to the AFF Acquisition as described above.

Operating Results for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Six Months Ended
	June 30,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$400,311	$363,211	10%
Pawn loan fees	178,082	143,339	24%
Wholesale scrap jewelry sales	32,197	16,049	101%
Total revenue	610,590	522,599	17%

Cost of revenue:
Cost of retail merchandise sold	234,108	202,129	16%
Cost of wholesale scrap jewelry sold	27,812	12,900	116%
Total cost of revenue	261,920	215,029	22%

Net revenue	348,670	307,570	13%

Segment expenses:
Operating expenses	200,064	188,821	6%
Depreciation and amortization	11,455	10,729	7%
Total segment expenses	211,519	199,550	6%

Segment pre-tax operating income	$137,151	$108,020	27%

Operating metrics:
Retail merchandise sales margin	42%	44%
Net revenue margin	57%	59%
Segment pre-tax operating margin	22%	21%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 10% to $400.3 million during the six months ended June 30, 2022 compared to $363.2 million for the six months ended June 30, 2021. Same-store retail sales increased 7% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

During the six months ended June 30, 2022, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 44% during the six months ended June 30, 2021. The decrease in the retail merchandise margins was primarily due to lower inventory levels during the six months ended June 30, 2021, which limited the need for normal discounting.

Pawn Lending Operations

U.S. pawn loan fees increased 24% to $178.1 million during the six months ended June 30, 2022 compared to $143.3 million for the six months ended June 30, 2021. Same-store pawn fees increased 21% during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in total and same-store pawn loan fees was primarily due to the continued recovery in pawn loan receivables to pre-pandemic levels.

Segment Expenses

U.S. store operating expenses increased 6% to $200.1 million during the six months ended June 30, 2022 compared to $188.8 million during the six months ended June 30, 2021 and same-store operating expenses increased 3% compared with the prior-year period. The increase in operating expenses was primarily due to inflationary increases in wages and other certain operating costs and increased store-level incentive compensation driven by increased revenues and segment profit during the six months ended June 30, 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the six months ended June 30, 2022 was $137.2 million, which generated a pre-tax segment operating margin of 22% compared to $108.0 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 13% increase in net revenue further leveraged by a 6% increase in operating expenses.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were not materially affected by the average Mexican peso to U.S. dollar exchange rate as it was materially consistent with the prior-year period.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,
	June 30,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$200,765	$174,398	15%	$201,673	16%
Pawn loan fees	87,804	82,092	7%	88,202	7%
Wholesale scrap jewelry sales	24,456	18,428	33%	24,456	33%
Total revenue	313,025	274,918	14%	314,331	14%

Cost of revenue:
Cost of retail merchandise sold	127,415	108,448	17%	127,987	18%
Cost of wholesale scrap jewelry sold	20,298	16,229	25%	20,392	26%
Total cost of revenue	147,713	124,677	18%	148,379	19%

Net revenue	165,312	150,241	10%	165,952	10%

Segment expenses:
Operating expenses	93,595	87,631	7%	94,032	7%
Depreciation and amortization	8,954	8,797	2%	9,013	2%
Total segment expenses	102,549	96,428	6%	103,045	7%

Segment pre-tax operating income	$62,763	$53,813	17%	$62,907	17%

Operating metrics:
Retail merchandise sales margin	37%	38%		37%
Net revenue margin	53%	55%		53%
Segment pre-tax operating margin	20%	20%		20%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 15% (16% on a constant currency basis) to $200.8 million during the six months ended June 30, 2022 compared to $174.4 million for the six months ended June 30, 2021. Same-store retail sales increased 14% (also 14% on a constant currency basis) during the six months ended June 30, 2022 compared to six months ended June 30, 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 and strong demand for deep value goods. The gross profit margin on retail merchandise sales was 37% during the six months ended June 30, 2022 compared to 38% during the six months ended June 30, 2021.

Pawn Lending Operations

Latin America pawn loan fees increased 7% (also 7% on a constant currency basis) totaling $87.8 million during the six months ended June 30, 2022 compared to $82.1 million for the six months ended June 30, 2021. Same-store pawn fees increased 6% (7% on a constant currency basis) during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery of pawn loan receivables.

Segment Expenses

Store operating expenses increased 7% (also 7% on a constant currency basis) to $93.6 million during the six months ended June 30, 2022 compared to $87.6 million during the six months ended June 30, 2021, reflecting continued store growth and inflationary pressure on labor and other operating expenses during the current period. Same-store operating expenses increased 6% (also 6% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the six months ended June 30, 2022 was $62.8 million, which generated a pre-tax segment operating margin of 20% compared to $53.8 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating income reflected a 10% increase in net revenue further leveraged by a 7% increase in operating expenses.

Retail POS Payment Solutions Segment

The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the six months ended June 30, 2022 (in thousands):

	Six Months Ended June 30, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$297,647	$—	$297,647
Interest and fees on finance receivables	86,193	27,687	113,880
Total revenue	383,840	27,687	411,527

Cost of revenue:
Depreciation of leased merchandise	176,311	(5,957)	170,354
Provision for lease losses	77,855	—	77,855
Provision for loan losses	51,497	—	51,497
Total cost of revenue	305,663	(5,957)	299,706

Net revenue	78,177	33,644	111,821

Segment expenses:
Operating expenses	60,192	—	60,192
Depreciation and amortization	1,381	—	1,381
Total segment expenses	61,573	—	61,573

Segment pre-tax operating income	$16,604	$33,644	$50,248

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$137,151	$108,020	27%
Latin America pawn	62,763	53,813	17%
Retail POS payment solutions (1)	16,604	—	—%
Consolidated segment pre-tax operating income	216,518	161,833	34%

Corporate expenses and other income:
Administrative expenses	73,931	58,397	27%
Depreciation and amortization	29,734	1,988	1,396%
Interest expense	32,467	14,428	125%
Interest income	(898)	(277)	224%
Gain on foreign exchange	(453)	(310)	46%
Merger and acquisition expenses	979	1,252	(22)%
Gain on revaluation of contingent acquisition consideration	(62,989)	—	—%
Other expenses (income), net	(2,885)	1,279	(326)%
Total corporate expenses and other income	69,886	76,757	(9)%

Income before income taxes	146,632	85,076	72%

Provision for income taxes	32,519	22,934	42%

Net income	$114,113	$62,142	84%

(1)    The AFF segment results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income excluding such purchase accounting adjustments was $50.2 million for the six months ended June 30, 2022.

Corporate Expenses and Taxes

Administrative expenses increased 27% to $73.9 million during the six months ended June 30, 2022 compared to $58.4 million during the six months ended June 30, 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 7% during six months ended June 30, 2021 to 6% during the six months ended June 30, 2022.

Corporate depreciation and amortization expense increased 1,396% to $29.7 million during the six months ended June 30, 2022 compared to $2.0 million in the six months ended June 30, 2021, primarily due to $28.4 million in amortization expense during the six months ended June 30, 2022 related to identified intangible assets in the AFF Acquisition.

Interest expense increased 125% to $32.5 million during the six months ended June 30, 2022 compared to $14.4 million for the six months ended June 30, 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 22% to $1.0 million during the six months ended June 30, 2022 compared to $1.3 million during the six months ended June 30, 2021 due to the timing of transaction costs.

The Company recognized a gain of $63.0 million during the six months ended June 30, 2022 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition. See Note 5 of Notes to Consolidated Financial Statements.

The Company recognized a gain of $3.2 million during the six months ended June 30, 2022 as a result of a cash distribution received from a non-operating investment acquired in conjunction with the Cash America Merger, which was included in other expenses (income), net in the accompanying consolidated statements of income.

Consolidated effective income tax rates for the six months ended June 30, 2022 and 2021 were 22.2% and 27.0%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S. sourced income, primarily a result of the AFF Acquisition, which is taxed at a lower rate than the Latin American countries the Company operates in, and an increased foreign permanent tax benefit recorded in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021. In addition, the Company recognized a $3.4 million permanent domestic tax benefit in the six months ended June 30, 2022 related to the $63.0 million gain on revaluation of certain contingent consideration related to the AFF Acquisition as described above.

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
◦Expected to require operational support and development activities around AFF’s proprietary loan management and decisioning systems along with marketing and merchant and customer service functions; and
•Return capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), general corporate operating activities, income tax payments and debt service, among others. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion through new store openings and acquisitions. For 2022, the Company expects to add up to 60 full-service pawn locations. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition. Additional factors include uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 28 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $58.6 million during the six months ended June 30, 2022.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business primarily by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes.

Return of Capital to Shareholders

In July 2022, the Company’s Board of Directors declared a $0.33 per share third quarter cash dividend on common shares outstanding, or an aggregate of $15.6 million based on the June 30, 2022 share count, to be paid on August 26, 2022 to stockholders of record as of August 12, 2022. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the six months ended June 30, 2022, the Company repurchased a total of 1,349,000 shares of common stock at an aggregate cost of $92.7 million and an average cost per share of $68.70, and during the six months ended June 30, 2021, the Company repurchased 536,000 shares of common stock at an aggregate cost of $38.0 million and an average cost per share of $70.87. The Company has approximately $79.5 million of remaining availability under its currently authorized stock repurchase program. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of June 30, 2022, the Company’s primary sources of liquidity were $110.4 million in cash and cash equivalents and $252.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $728.7 million as of June 30, 2022.

The Company’s cash and cash equivalents as of June 30, 2022 included $26.3 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, leveraging currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for approximately 48% of total inventory, give the Company flexibility to quickly increase cash flow, if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flow provided by operating activities	$226,767	$113,749
Cash flow used in investing activities	$(136,399)	$(107,947)
Cash flow used in financing activities	$(101,983)	$(21,495)

	As of June 30,
	2022	2021
Working capital	$728,717	$401,174
Current ratio	3.1:1	2.7:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $113.0 million, or 99%, from $113.7 million for the six months ended June 30, 2021 to $226.8 million for the six months ended June 30, 2022, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $52.0 million.

Cash Flow Used In Investing Activities

Net cash used in investing activities increased $28.5 million, or 26%, from $107.9 million for the six months ended June 30, 2021 to $136.4 million for the six months ended June 30, 2022. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and finance receivables are included in investing activities. The Company paid $19.7 million for furniture, fixtures, equipment and improvements and $58.6 million for discretionary pawn store real property purchases during the six months ended June 30, 2022 compared to $21.0 million and $29.1 million in the prior-year period, respectively. The Company paid $2.3 million in cash related to pawn store acquisitions during the six months ended June 30, 2022 compared to $49.3 million during the six months ended June 30, 2021. The Company funded a net increase in pawn loans of $32.3 million during the six months ended June 30, 2022 and $8.5 million during the six months ended June 30, 2021, and the Company funded a net increase in finance receivables of $23.5 million during the six months ended June 30, 2022.

Cash Flow Used in Financing Activities

Net cash used in financing activities increased $80.5 million, or 374%, from $21.5 million for the six months ended June 30, 2021 to $102.0 million for the six months ended June 30, 2022. Net borrowings on the credit facilities were $15.0 million during the six months ended June 30, 2022 compared to net borrowings of $40.0 million during the six months ended June 30, 2021. The Company funded $87.7 million for share repurchases and paid dividends of $28.8 million during the six months ended June 30, 2022, compared to funding $36.4 million of share repurchases and dividends paid of $23.4 million during the six months ended June 30, 2021. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the six months ended June 30, 2021 of $1.7 million.

REGULATORY DEVELOPMENTS

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022.

As previously reported, AFF received a subpoena from the New Jersey Attorney General’s office on January 6, 2022 requesting information related to AFF’s partnership with FinWise Bank and the bank loans with New Jersey consumers that AFF sub-services. On May 6, 2022, the New Jersey Attorney General’s office notified AFF that the office was closing the investigation it was conducting in connection with the subpoena previously issued to AFF and that the office would be taking no further action.

There have been no other material changes in regulatory developments directly affecting the Company since December 31, 2021.

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

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, including the Company’s transaction expenses incurred in connection with its acquisition of AFF and the impacts of purchase accounting with respect to the AFF acquisition, in order to allow more accurate comparisons of the financial results to prior periods. In addition, the Company does not consider these merger and acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations, and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$86,108	$1.81	$28,427	$0.70	$114,113	$2.38	$62,142	$1.52
Adjustments, net of tax:
Merger and acquisition expenses	242	0.01	826	0.02	753	0.02	942	0.02
Non-cash foreign currency (gain) loss related to lease liability	(12)	—	(524)	(0.02)	(496)	(0.01)	(103)	—
AFF purchase accounting adjustments (1)	21,011	0.44	—	—	47,736	1.00	—	—
Gain on revaluation of contingent acquisition consideration (2)	(53,833)	(1.13)	—	—	(51,854)	(1.08)	—	—
Other expenses (income), net (3)	(2,357)	(0.05)	309	0.01	(2,221)	(0.05)	985	0.02
Adjusted net income and diluted earnings per share	$51,159	$1.08	$29,038	$0.71	$108,031	$2.26	$63,966	$1.56

(1)See detail of the AFF purchase accounting adjustments below.

(2)The seller of AFF has the right to receive up to $250.0 million and up to $50.0 million of additional consideration if AFF achieves certain adjusted EBITDA targets for the period consisting of the fourth quarter of 2021 through the end of 2022 and the first half of 2023, respectively. In addition, the seller of AFF has the right to receive up to an additional $75.0 million of consideration based on the performance of the Company’s stock through February 28, 2023. The Company estimated the fair value of this contingent consideration payable to the seller of AFF as of the acquisition date and revalues the contingent consideration to fair value at the end of each reporting period with changes in the fair value recognized in the consolidated statements of income. The gain is a result of a net decrease in the estimated fair value of the contingent consideration payable to the seller of AFF as of June 30, 2022.

(3)For both the three and six months ended June 30, 2022, this primarily includes a $2.5 million gain, net of tax, recognized as a result of a cash distribution received from a non-operating investment acquired in conjunction with the Cash America Merger. The Company has elected to exclude the gain from adjusted earnings given the non-operating nature of the income.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$314	$72	$242	$1,086	$260	$826
Non-cash foreign currency gain related to lease liability	(17)	(5)	(12)	(749)	(225)	(524)
AFF purchase accounting adjustments (1)	27,287	6,276	21,011	—	—	—
Gain on revaluation of contingent acquisition consideration	(65,559)	(11,726)	(53,833)	—	—	—
Other expenses (income), net	(3,062)	(705)	(2,357)	401	92	309
Total adjustments	$(41,037)	$(6,088)	$(34,949)	$738	$127	$611

	Six Months Ended June 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$979	$226	$753	$1,252	$310	$942
Non-cash foreign currency gain related to lease liability	(709)	(213)	(496)	(147)	(44)	(103)
AFF purchase accounting adjustments (1)	61,995	14,259	47,736	—	—	—
Gain on revaluation of contingent acquisition consideration	(62,989)	(11,135)	(51,854)	—	—	—
Other expenses (income), net	(2,885)	(664)	(2,221)	1,279	294	985
Total adjustments	$(3,609)	$2,473	$(6,082)	$2,384	$560	$1,824

(1)The following table details AFF purchase accounting adjustments for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value premium on acquired finance receivables	$11,514	$2,649	$8,865	$27,687	$6,368	$21,319
Amortization of fair value premium on acquired leased merchandise	1,598	367	1,231	5,957	1,370	4,587
Amortization of acquired intangible assets	14,175	3,260	10,915	28,351	6,521	21,830
Total AFF purchase accounting adjustments	$27,287	$6,276	$21,011	$61,995	$14,259	$47,736

The fair value premium on acquired finance receivables and leased merchandise was a result of recognizing these acquired assets at fair value in purchase accounting, the amortization of which is non-cash. There is approximately $15.0 million of fair value premium related to acquired finance receivables remaining and $1.7 million of fair value premium related to acquired leased merchandise remaining, which are expected to be substantially amortized by the end of 2022. The acquired intangible assets will be amortized through 2028.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Net income	$86,108	$28,427	$114,113	$62,142	$176,880	$109,930
Provision for income taxes	23,515	10,378	32,519	22,934	51,178	35,939
Depreciation and amortization	25,982	10,902	51,524	21,514	75,916	42,621
Interest expense	16,246	7,198	32,467	14,428	50,425	28,380
Interest income	(222)	(119)	(898)	(277)	(1,317)	(1,107)
EBITDA	151,629	56,786	229,725	120,741	353,082	215,763
Adjustments:
Merger and acquisition expenses	314	1,086	979	1,252	15,176	2,366
Non-cash foreign currency (gain) loss related to lease liability	(17)	(749)	(709)	(147)	82	(2,842)
AFF purchase accounting adjustments, (1)	13,112	—	33,644	—	80,006	—
Gain on revaluation of contingent acquisition consideration	(65,559)	—	(62,989)	—	(80,860)	—
Other expenses (income), net	(3,062)	401	(2,885)	1,279	(3,215)	4,539
Loss on extinguishment of debt	—	—	—	—	—	11,737
Adjusted EBITDA	$96,417	$57,524	$197,765	$123,125	$364,271	$231,563

(1)Excludes $14.2 million, $28.4 million and $30.4 million of amortization expense related to identifiable intangible assets as a result of the AFF Acquisition for the three months, six months and trailing twelve months ended June 30, 2022, respectively, which is already included in the add back of depreciation and amortization to calculate EBITDA.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Cash flow from operating activities	$106,622	$44,575	$226,767	$113,749	$336,322	$192,714
Cash flow from certain investing activities:
Pawn loans, net (1)	(49,648)	(50,886)	(32,265)	(8,492)	(97,113)	(79,945)
Finance receivables, net	(23,607)	—	(23,546)	—	(29,390)	182
Purchases of furniture, fixtures, equipment and improvements	(12,658)	(11,534)	(19,686)	(21,025)	(40,683)	(38,092)
Free cash flow	20,709	(17,845)	151,270	84,232	169,136	74,859
Merger and acquisition expenses paid, net of tax benefit	242	826	753	942	11,683	1,787
Adjusted free cash flow	$20,951	$(17,019)	$152,023	$85,174	$180,819	$76,646

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

Additionally, the following table provides a reconciliation of consolidated total revenue presented in accordance with GAAP to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenue, as reported	$647,616	$389,578	$1,307,455	$797,517
Adjustments:
AFF purchase accounting adjustments (1)	11,514	—	27,687	—
Adjusted total revenue	$659,130	$389,578	$1,335,142	$797,517

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management is in the process of documenting and testing AFF’s internal control over financial reporting and expects to incorporate AFF into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report which is incorporated to this Part II, Item 1 by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2022, the Company repurchased a total of 1,349,000 shares of common stock at an aggregate cost of $92.7 million and an average cost per share of $68.70, and during the six months ended June 30, 2021, repurchased 536,000 shares of common stock at an aggregate cost of $38.0 million and an average cost per share of $70.87. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended June 30, 2022 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
April 1 through April 30, 2022	—	$—	—	$100,000
May 1 through May 31, 2022	—	—	—	100,000
June 1 through June 30, 2022	301,000	68.10	301,000	79,501
Total	301,000	68.10	301,000

The following table provides information regarding purchases made by the Company of shares of its common stock under each share repurchase program in effect during the six months ended June 30, 2022 (dollars in thousands):

Plan Announcement Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2022	Dollar Amount Purchased in 2022	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2021	March 28, 2022	$100,000	1,048,000	$72,217	$—
April 28, 2022	Currently active	$100,000	301,000	$20,499	$79,501

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

Dated: August 1, 2022	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)