Form 10-Q
period 2022-09-30
FirstCash Holdings, Inc.
filed 2022-10-31
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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

As of October 26, 2022, there were 46,318,065 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the American First Finance (“AFF”) transaction, including the failure of the transaction to deliver the estimated value and benefits expected by the Company, the incurrence of unexpected future costs, liabilities or obligations as a result of the transaction, the effect of the transaction on the ability of the Company to retain and hire personnel and maintain relationships with retail partners, consumers and others with whom the Company and AFF do business; the ability of the Company to successfully integrate AFF’s operations; the ability of the Company to successfully implement its plans, forecasts and other expectations with respect to AFF’s business; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company, the putative shareholder securities class action lawsuit filed against the Company, and the California private lawsuits filed against the Company; risks related to the regulatory environment in which the Company operates; general economic risks, including the contributory effects of the COVID-19 pandemic; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own and retail finance products; labor shortages and increased labor costs; inflation; rising interest rates; a deterioration in the economic conditions in the United States and Latin America which potentially could have an impact on discretionary consumer spending; currency fluctuations, primarily involving the Mexican peso; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2022	2021	2021
ASSETS
Cash and cash equivalents	$100,620	$49,907	$120,046
Accounts receivable, net	58,435	43,492	55,356
Pawn loans	404,227	348,993	347,973
Finance receivables, net	111,945	—	181,021
Inventories	295,428	254,260	263,311
Leased merchandise, net	132,097	—	143,944
Prepaid expenses and other current assets	38,322	14,793	17,707
Total current assets	1,141,074	711,445	1,129,358

Property and equipment, net	535,584	411,042	462,526
Operating lease right of use asset	299,052	300,040	306,061
Goodwill	1,523,699	1,014,052	1,536,178
Intangible assets, net	345,512	83,019	388,184
Other assets	9,133	8,413	8,531
Deferred tax assets, net	6,906	5,472	5,614
Total assets	$3,860,960	$2,533,483	$3,836,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$175,964	$88,151	$244,327
Customer deposits and prepayments	63,066	46,702	57,310
Lease liability, current	91,115	89,502	90,570
Total current liabilities	330,145	224,355	392,207

Revolving unsecured credit facilities	338,000	246,000	259,000
Senior unsecured notes	1,035,226	493,499	1,033,904
Deferred tax liabilities, net	155,263	78,191	126,098
Lease liability, non-current	197,171	197,618	203,166
Other liabilities	—	—	13,950
Total liabilities	2,055,805	1,239,663	2,028,325

Stockholders’ equity:
Common stock	573	493	573
Additional paid-in capital	1,732,500	1,222,432	1,724,956
Retained earnings	995,669	849,438	866,679
Accumulated other comprehensive loss	(127,366)	(125,761)	(131,299)
Common stock held in treasury, at cost	(796,221)	(652,782)	(652,782)
Total stockholders’ equity	1,805,155	1,293,820	1,808,127
Total liabilities and stockholders’ equity	$3,860,960	$2,533,483	$3,836,452

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Retail merchandise sales	$300,899	$268,726	$901,975	$806,335
Pawn loan fees	145,727	121,365	411,613	346,796
Leased merchandise income	158,089	—	455,736	—
Interest and fees on finance receivables	48,846	—	135,039	—
Wholesale scrap jewelry sales	18,582	9,583	75,235	44,060
Total revenue	672,143	399,674	1,979,598	1,197,191

Cost of revenue:
Cost of retail merchandise sold	182,199	158,057	543,722	468,634
Depreciation of leased merchandise	86,519	—	262,830	—
Provision for lease losses	31,916	—	109,771	—
Provision for loan losses	31,956	—	83,453	—
Cost of wholesale scrap jewelry sold	16,261	8,528	64,371	37,657
Total cost of revenue	348,851	166,585	1,064,147	506,291

Net revenue	323,292	233,089	915,451	690,900

Expenses and other income:
Operating expenses	185,547	138,619	539,398	415,071
Administrative expenses	36,951	30,208	110,882	88,605
Depreciation and amortization	25,971	11,217	77,495	32,731
Interest expense	18,282	7,961	50,749	22,389
Interest income	(206)	(143)	(1,104)	(420)
Loss (gain) on foreign exchange	255	558	(198)	248
Merger and acquisition expenses	733	12	1,712	1,264
Gain on revaluation of contingent acquisition consideration	(19,800)	—	(82,789)	—
Other expenses (income), net	164	361	(2,721)	1,640
Total expenses and other income	247,897	188,793	693,424	561,528

Income before income taxes	75,395	44,296	222,027	129,372

Provision for income taxes	16,079	10,900	48,598	33,834

Net income	$59,316	$33,396	$173,429	$95,538

Earnings per share:
Basic	$1.26	$0.83	$3.65	$2.34
Diluted	$1.26	$0.82	$3.64	$2.34

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$59,316	$33,396	$173,429	$95,538
Other comprehensive income:
Currency translation adjustment	(7,372)	(9,971)	3,933	(7,329)
Comprehensive income	$51,944	$23,425	$177,362	$88,209

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2021	57,322	$573	$1,724,956	$866,679	$(131,299)	8,843	$(652,782)	$1,808,127
Shares issued under share-based compensation plan	—	—	(1,281)	—	—	(17)	1,281	—
Share-based compensation expense	—	—	3,075	—	—	—	—	3,075
Net income	—	—	—	28,005	—	—	—	28,005
Cash dividends ($0.30 per share)	—	—	—	(14,546)	—	—	—	(14,546)
Currency translation adjustment	—	—	—	—	11,789	—	—	11,789
Purchases of treasury stock	—	—	—	—	—	1,048	(72,217)	(72,217)
As of 3/31/2022	57,322	$573	$1,726,750	$880,138	$(119,510)	9,874	$(723,718)	$1,764,233

Share-based compensation expense	—	—	2,875	—	—	—	—	2,875
Net income	—	—	—	86,108	—	—	—	86,108
Cash dividends ($0.30 per share)	—	—	—	(14,235)	—	—	—	(14,235)
Currency translation adjustment	—	—	—	—	(484)	—	—	(484)
Purchases of treasury stock	—	—	—	—	—	301	(20,499)	(20,499)
As of 6/30/2022	57,322	$573	$1,729,625	$952,011	$(119,994)	10,175	$(744,217)	$1,817,998
Share-based compensation expense	—	—	2,875	—	—	—	—	2,875
Net income	—	—	—	59,316	—	—	—	59,316
Cash dividends ($0.33 per share)	—	—	—	(15,658)	—	—	—	(15,658)
Currency translation adjustment	—	—	—	—	(7,372)	—	—	(7,372)
Purchases of treasury stock	—	—	—	—	—	686	(52,004)	(52,004)
As of 9/30/2022	57,322	$573	$1,732,500	$995,669	$(127,366)	10,861	$(796,221)	$1,805,155

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2022	2021
Cash flow from operating activities:
Net income	$173,429	$95,538
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	262,830	—
Provision for lease losses	109,771	—
Provision for loan losses	83,453	—
Share-based compensation expense	8,825	8,092
Depreciation and amortization expense	77,495	32,731
Amortization of debt issuance costs	2,208	1,223
Net amortization of premiums, discounts and unearned origination fees on finance receivables	35,257	—
Gain on revaluation of contingent acquisition consideration	(82,789)	—
Impairments and dispositions of certain other assets	482	1,640
Deferred income taxes, net	46,142	5,622
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(2,953)	(2,302)
Inventories purchased directly from customers, wholesalers or manufacturers	(11,017)	(25,592)
Leased merchandise, net	(360,755)	—
Prepaid expenses and other assets	(2,144)	229
Accounts payable, accrued liabilities and other liabilities	7,256	16,538
Income taxes	(21,692)	4,131
Net cash flow provided by operating activities	325,798	137,850
Cash flow from investing activities:
Pawn loans, net (1)	(74,707)	(70,637)
Finance receivables, net	(49,634)	—
Purchases of furniture, fixtures, equipment and improvements	(29,630)	(31,608)
Purchases of store real property	(77,689)	(38,256)
Acquisitions of pawn stores, net of cash acquired	(7,072)	(49,434)
Net cash flow used in investing activities	(238,732)	(189,935)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	196,000	338,000
Repayments of unsecured credit facilities	(117,000)	(215,000)
Debt issuance costs paid	(1,745)	—
Purchases of treasury stock	(140,391)	(49,610)
Proceeds from exercise of stock options	—	380
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	—	(1,663)
Dividends paid	(44,439)	(35,403)
Net cash flow (used in) provided by financing activities	(107,575)	36,704

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2022	2021
Effect of exchange rates on cash	1,083	(562)
Change in cash and cash equivalents	(19,426)	(15,943)
Cash and cash equivalents at beginning of the period	120,046	65,850
Cash and cash equivalents at end of the period	$100,620	$49,907

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022. The consolidated financial statements as of September 30, 2022 and 2021, and for the three month and nine month periods ended September 30, 2022 and 2021, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year.

On December 17, 2021, the Company completed the acquisition of AFF (the “AFF Acquisition”), which is a leading technology-driven retail point-of-sale (“POS”) payment solutions platform primarily focused on providing lease-to-own (“LTO”) products.

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

Reclassification

Certain amounts in the consolidated balance sheets as of September 30, 2021 and December 31, 2021 have been reclassified in order to conform to the 2022 presentation.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank-offered rates to alternative reference rates. ASU 2020-04 was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. As the Company no longer has any LIBOR based contracts (see Note 8), ASU 2020-04 will not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$59,316	$33,396	$173,429	$95,538

Denominator:
Weighted-average common shares for calculating basic earnings per share	46,902	40,453	47,518	40,745
Effect of dilutive securities:
Stock options and restricted stock unit awards	120	63	84	44
Weighted-average common shares for calculating diluted earnings per share	47,022	40,516	47,602	40,789

Earnings per share:
Basic	$1.26	$0.83	$3.65	$2.34
Diluted	$1.26	$0.82	$3.64	$2.34

Note 3 - Acquisitions

American First Finance Acquisition

On December 17, 2021, the Company completed the AFF Acquisition. Subsequent to December 31, 2021, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease in goodwill of $16.9 million. The adjusted purchase price allocation is reflected in the accompanying consolidated balance sheet as of September 30, 2022.

The following table details the preliminary purchase price allocation as of December 31, 2021, the measurement period adjustments made during the nine months ended September 30, 2022 and the preliminary purchase price allocation as of September 30, 2022, subject to future measurement period adjustments (in thousands):

	December 31,	2022	September 30,
	2021	Adjustments	2022
Accounts receivable	$11,660	$—	$11,660
Finance receivables	225,261	—	225,261
Leased merchandise	139,649	—	139,649
Prepaid expenses and other current assets	4,474	(211)	4,263
Property and equipment	11,670	—	11,670
Operating lease right of use asset	491	—	491
Goodwill	503,106	(16,920)	486,186
Intangible assets	305,100	—	305,100
Accounts payable and accrued liabilities	(28,357)	(1,083)	(29,440)
Customer deposits and prepayments	(11,014)	—	(11,014)
Lease liability, current	(10)	—	(10)
Deferred tax liabilities (1)	(42,608)	18,214	(24,394)
Lease liability, non-current	(481)	—	(481)
Purchase price	$1,118,941	$—	$1,118,941

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

Lessee

The Company leases the majority of its pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years for both September 30, 2022 and 2021.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2022 and 2021 was 6.3% and 6.4%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.4 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2022 and 2021, the Company recognized a foreign currency gain of $0.4 million and a loss of $0.4 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease expense	$31,988	$31,595	$95,590	$94,034
Variable lease expense (1)	4,216	4,120	12,619	11,893
Total operating lease expense	$36,204	$35,715	$108,209	$105,927

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2022 (in thousands):

Three months ending December 31, 2022	$28,211
2023	101,538
2024	79,146
2025	52,542
2026	32,895
Thereafter	32,452
Total	$326,784
Less amount of lease payments representing interest	(38,498)
Total present value of lease payments	$288,286

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$87,040	$85,565
Leased assets obtained in exchange for new operating lease liabilities	$66,442	$78,280

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of September 30, 2022 and December 31, 2021 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	September 30,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial liabilities:
Contingent AFF acquisition consideration (1)	$26,760	$—	$—	$26,760

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

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three and nine months ended September 30, 2022 are as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Contingent AFF acquisition consideration at beginning of the period	$46,560	$109,549
Change in fair value (1)	(19,800)	(82,789)
Contingent AFF acquisition consideration at end of the period	$26,760	$26,760

(1)The Company recognized a gain of $19.8 million and $82.8 million during the three and nine months ended September 30, 2022, respectively, as a result of the change in fair value of the contingent consideration related to the AFF Acquisition, which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2022, and the Company did not have any financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of September 30, 2022, September 30, 2021 and December 31, 2021 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,620	$100,620	$100,620	$—	$—
Accounts receivable, net	58,435	58,435	—	—	58,435
Pawn loans	404,227	404,227	—	—	404,227
Finance receivables, net (1)	111,945	193,750	—	—	193,750
	$675,227	$757,032	$100,620	$—	$656,412

Financial liabilities:
Revolving unsecured credit facilities	$338,000	$338,000	$—	$338,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	887,000	—	887,000	—
	$1,388,000	$1,225,000	$—	$1,225,000	$—

(1)Finance receivables, gross as of September 30, 2022 was $188.9 million. See Note 6.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$49,907	$49,907	$49,907	$—	$—
Accounts receivable, net	43,492	43,492	—	—	43,492
Pawn loans	348,993	348,993	—	—	348,993
	$442,392	$442,392	$49,907	$—	$392,485

Financial liabilities:
Revolving unsecured credit facilities	$246,000	$246,000	$—	$246,000	$—
Senior unsecured notes (outstanding principal)	500,000	516,000	—	516,000	—
	$746,000	$762,000	$—	$762,000	$—

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,046	$120,046	$120,046	$—	$—
Accounts receivable, net	55,356	55,356	—	—	55,356
Pawn loans	347,973	347,973	—	—	347,973
Finance receivables, net (1)	181,021	233,000	—	—	233,000
	$704,396	$756,375	$120,046	$—	$636,329

Financial liabilities:
Revolving unsecured credit facilities	$259,000	$259,000	$—	$259,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	1,058,000	—	1,058,000	—
	$1,309,000	$1,317,000	$—	$1,317,000	$—

(1)Finance receivables, gross as of December 31, 2021 were $220.3 million. See Note 6.

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

The carrying value of the unsecured credit facilities approximates fair value as of September 30, 2022, September 30, 2021 and December 31, 2021. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on a fixed spread over the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net consist of the following (in thousands):

	As of September 30,		As of December 31,
	2022	2021	2021
Finance receivables, gross	$188,897	$—	$220,329
Fair value premium on non-PCD finance receivables (1)	6,839	—	40,251
Non-credit discount on PCD finance receivables (2)	—	—	(3,521)
Merchant partner discounts and premiums, net	(2,044)	—	(104)
Unearned origination fees	(3,334)	—	(360)
Finance receivables, amortized cost	190,358	—	256,595
Less allowance for loan losses	(78,413)	—	(75,574)
Finance receivables, net	$111,945	$—	$181,021

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

Changes in the allowance for loan losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$73,936	$—	$75,574	$—
Provision for loan losses	31,956	—	83,453	—
Charge-offs	(28,642)	—	(84,629)	—
Recoveries	1,163	—	4,015	—
Balance at end of period	$78,413	$—	$78,413	$—

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of September 30, 2022, by origination year (in thousands):

	2022	2021	2020	Total
FICO score category (1):
No FICO score identified or obtained	$39,639	$13,067	$113	$52,819
599 or less	44,966	16,299	539	61,804
Between 600 and 699	45,125	15,755	567	61,447
700 or greater	5,531	1,841	77	7,449
Finance receivables before fair value adjustments	$135,261	$46,962	$1,296	183,519
Fair value premium on non-PCD finance receivables				6,839
Finance receivables, amortized cost				$190,358

(1)FICO score as determined at the time of origination.

The following is an aging of the amortized cost of finance receivables as of September 30, 2022, by origination year (in thousands):

	2022	2021	2020	Total
Delinquency:
1 to 30 days past due	$11,149	$4,468	$150	$15,767
31 to 60 days past due	7,118	3,233	100	10,451
61 to 90 days past due (1)	5,971	3,292	120	9,383
Total past due finance receivables before fair value adjustments	24,238	10,993	370	35,601
Current finance receivables before fair value adjustments	111,023	35,969	926	147,918
Finance receivables before fair value adjustments	$135,261	$46,962	$1,296	183,519
Fair value premium on non-PCD finance receivables				6,839
Finance receivables, amortized cost				$190,358

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of September 30,		As of December 31,
	2022	2021	2021
Leased merchandise (1)	$292,374	$—	$156,280
Processing fees	(3,449)	—	(440)
Merchant partner discounts and premiums, net	2,114	—	310
Accumulated depreciation	(81,343)	—	(6,764)
Leased merchandise, before allowance for lease losses	209,696	—	149,386
Allowance for lease losses	(77,599)	—	(5,442)
Leased merchandise, net	$132,097	$—	$143,944

(1)Acquired leased merchandise in the AFF Acquisition was recorded at fair value.

Changes in the allowance for lease losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$69,101	$—	$5,442	$—
Provision for lease losses	31,916	—	109,771	—
Charge-offs	(24,538)	—	(40,859)	—
Recoveries	1,120	—	3,245	—
Balance at end of period	$77,599	$—	$77,599	$—

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2022	2021	2021
Revolving unsecured credit facility, maturing 2027 (1)	$338,000	$246,000	$259,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	493,226	493,499	492,499
5.625% senior unsecured notes due 2030 (3)	542,000	—	541,405
Total senior unsecured notes	1,035,226	493,499	1,033,904

Total long-term debt	$1,373,226	$739,499	$1,292,904

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of September 30, 2022, September 30, 2021 and December 31, 2021, deferred debt issuance costs of $6.8 million, $6.5 million and $7.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of September 30, 2022 and December 31, 2021, deferred debt issuance costs of $8.0 million and $8.6 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

During the period from January 1, 2022 through August 30, 2022, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $500.0 million, which was scheduled to mature on December 19, 2024. The Credit Facility charged interest, at the Company’s option, of either (1) the prevailing LIBOR (with interest periods of 1, 2, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On August 30, 2022, the Credit Facility was amended (the “2022 Amendment”) in order to increase the total lender commitment, extend the term of the Credit Facility, amend certain financial covenants and modify the benchmark interest rate to SOFR. Under the 2022 Amendment, the total lender commitment was increased from $500.0 million to $590.0 million and the term of the Credit Facility was extended to August 30, 2027. In addition, certain financial covenants were amended, as described below.

The financial covenant limiting the domestic leverage ratio was eliminated. The permitted consolidated leverage ratio (defined as consolidated EBITDA, adjusted for certain customary items as more fully set forth in the Credit Facility (“Adjusted EBITDA”), divided by outstanding consolidated debt), which was previously scheduled to decrease to 3.0 times effective December 31, 2022, will remain at the current level of 3.5 times Adjusted EBITDA through December 31, 2023 when it decreases to 3.25 times Adjusted EBITDA through December 31, 2024. The consolidated leverage ratio will revert to the previously scheduled ratio of 3.0 times Adjusted EBITDA effective January 1, 2025. The 2022 Amendment also includes additional limits to certain restricted payments when the consolidated leverage ratio is equal to or greater than 3.0 times Adjusted EBITDA, which are more fully described in the 2022 Amendment.

The Credit Facility now bears interest at the Borrower’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.

As of September 30, 2022, the Company had $338.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $248.8 million available for future borrowings, subject to certain financial covenants. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2022 was 5.39% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2022. During the nine months ended September 30, 2022, the Company received net proceeds of $79.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of September 30, 2022, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2022. At September 30, 2022, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2022, the Company’s consolidated total debt ratio was 2.8 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2022, the Company’s consolidated total debt ratio was 2.8 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

Note 9 - Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a party to various legal and regulatory proceedings and other general claims. Although no assurances can be given, in management’s opinion, such outstanding proceedings are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against such claims. However, legal and regulatory proceedings involve an inherent level of uncertainty and no assurances can be given regarding the ultimate outcome of any such matters or whether an adverse outcome would not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. At this stage, the Company is unable to determine whether a future loss will be incurred for any of its outstanding legal and regulatory proceedings or estimate a range of loss with respect to such proceeding, if any, and accordingly, no amounts have been accrued in the Company’s financial statements for legal and regulatory proceedings.

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors, including that the Company failed to disclose in public statements that the Company engaged in widespread and systemic violations of the Military Lending Act (the “MLA”). The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. On June 8, 2022, the Company and named defendants filed a motion to dismiss, which remains pending.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company, which motion remains pending. On April 27, 2022, the Company filed a motion for partial summary judgment, which remains pending. On October 24, 2022, the Company filed a motion to dismiss the lawsuit due to the funding structure of the CFPB, which the motion alleges is unconstitutional. This motion to dismiss follows the recent decision by the Fifth Circuit Court of Appeals, where the U.S. District Court for the Northern District of Texas sits, finding that the CFPB is unconstitutionally structured. The motion to dismiss remains pending.

On November 7, 2018, plaintiffs Maria Andrade and Shaun Caulkins filed a complaint in the United States District Court for the Northern District of California against AFF alleging that AFF is an unlicensed lender that made usurious loans through certain California merchants in violation of California law. Caulkins was dismissed on October 14, 2020, and the Court denied class certification in September 2022. The case is scheduled to proceed to trial on an individual basis on February 21, 2023. In addition to money damages, including disgorgement of all amounts paid to AFF, actual and statutory damages, and attorneys’ fees, Andrade seeks to enjoin AFF from servicing California customers under its current practices.

On October 20, 2021, plaintiff Larry Facio filed a complaint in the United States District Court for the Northern District of California against AFF alleging that AFF partnered with California merchants to deceive California customers into taking out usurious loans made from AFF, an unlicensed lender. Plaintiff seeks, among other things, class certification, a declaration that AFF’s security agreements are subject to the California Finance Lenders Law and that no person has a right to collect or receive principal or payments, restitution for all amounts collected from class members, actual damages, statutory damages and attorneys’ fees. On May 5, 2022, the court granted AFF’s motion to compel arbitration, and the case is currently stayed, pending arbitration. At this time, Mr. Facio has not yet elected to pursue his claims through arbitration.

Note 10 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, gain on revaluation of contingent acquisition consideration, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2022 and 2021 as well as segment earning assets (in thousands):

	Three Months Ended September 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$195,854	$107,591	$—	$(2,546)	(1)	$300,899
Pawn loan fees	96,222	49,505	—	—		145,727
Leased merchandise income	—	—	158,089	—		158,089
Interest and fees on finance receivables	—	—	48,846	—		48,846
Wholesale scrap jewelry sales	12,956	5,626	—	—		18,582
Total revenue	305,032	162,722	206,935	(2,546)		672,143

Cost of revenue:
Cost of retail merchandise sold	114,899	68,642	—	(1,342)	(1)	182,199
Depreciation of leased merchandise	—	—	86,703	(184)	(1)	86,519
Provision for lease losses	—	—	32,350	(434)	(1)	31,916
Provision for loan losses	—	—	31,956	—		31,956
Cost of wholesale scrap jewelry sold	11,338	4,923	—	—		16,261
Total cost of revenue	126,237	73,565	151,009	(1,960)		348,851

Net revenue	178,795	89,157	55,926	(586)	(1)	323,292

Expenses and other income:
Operating expenses	102,508	47,979	35,060	—		185,547
Administrative expenses	—	—	—	36,951		36,951
Depreciation and amortization	5,806	4,566	775	14,824		25,971
Interest expense	—	—	—	18,282		18,282
Interest income	—	—	—	(206)		(206)
Loss on foreign exchange	—	—	—	255		255
Merger and acquisition expenses	—	—	—	733		733
Gain on revaluation of contingent acquisition consideration	—	—	—	(19,800)		(19,800)
Other expenses (income), net	—	—	—	164		164
Total expenses and other income	108,314	52,545	35,835	51,203		247,897

Income (loss) before income taxes	$70,481	$36,612	$20,091	$(51,789)		$75,395

(1)Represents the elimination of intersegment transactions related to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores.

	Nine Months Ended September 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$596,165	$308,356	$—	$(2,546)	(1)	$901,975
Pawn loan fees	274,304	137,309	—	—		411,613
Leased merchandise income	—	—	455,736	—		455,736
Interest and fees on finance receivables	—	—	135,039	—		135,039
Wholesale scrap jewelry sales	45,153	30,082	—	—		75,235
Total revenue	915,622	475,747	590,775	(2,546)		1,979,598

Cost of revenue:
Cost of retail merchandise sold	349,007	196,057	—	(1,342)	(1)	543,722
Depreciation of leased merchandise	—	—	263,014	(184)	(1)	262,830
Provision for lease losses	—	—	110,205	(434)	(1)	109,771
Provision for loan losses	—	—	83,453	—		83,453
Cost of wholesale scrap jewelry sold	39,150	25,221	—	—		64,371
Total cost of revenue	388,157	221,278	456,672	(1,960)		1,064,147

Net revenue	527,465	254,469	134,103	(586)	(1)	915,451

Expenses and other income:
Operating expenses	302,572	141,574	95,252	—		539,398
Administrative expenses	—	—	—	110,882		110,882
Depreciation and amortization	17,261	13,520	2,156	44,558		77,495
Interest expense	—	—	—	50,749		50,749
Interest income	—	—	—	(1,104)		(1,104)
Gain on foreign exchange	—	—	—	(198)		(198)
Merger and acquisition expenses	—	—	—	1,712		1,712
Gain on revaluation of contingent acquisition consideration	—	—	—	(82,789)		(82,789)
Other expenses (income), net	—	—	—	(2,721)		(2,721)
Total expenses and other income	319,833	155,094	97,408	121,089		693,424

Income (loss) before income taxes	$207,632	$99,375	$36,695	$(121,675)		$222,027

	As of September 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$279,645	$124,582	$—	$—		$404,227
Finance receivables, net	—	—	111,945	—		111,945
Inventories	204,359	91,069	—	—		295,428
Leased merchandise, net	—	—	132,683	(586)	(1)	132,097

(1)Represents the elimination of intersegment transactions related to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores.

	Three Months Ended September 30, 2021
	U.S. Pawn	Latin America Pawn	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$167,257	$101,469	$—	$268,726
Pawn loan fees	76,674	44,691	—	121,365
Wholesale scrap jewelry sales	4,168	5,415	—	9,583
Total revenue	248,099	151,575	—	399,674

Cost of revenue:
Cost of retail merchandise sold	93,326	64,731	—	158,057
Cost of wholesale scrap jewelry sold	3,778	4,750	—	8,528
Total cost of revenue	97,104	69,481	—	166,585

Net revenue	150,995	82,094	—	233,089

Expenses and other income:
Operating expenses	93,247	45,372	—	138,619
Administrative expenses	—	—	30,208	30,208
Depreciation and amortization	5,662	4,591	964	11,217
Interest expense	—	—	7,961	7,961
Interest income	—	—	(143)	(143)
Loss on foreign exchange	—	—	558	558
Merger and acquisition expenses	—	—	12	12
Other expenses (income), net	—	—	361	361
Total expenses and other income	98,909	49,963	39,921	188,793

Income (loss) before income taxes	$52,086	$32,131	$(39,921)	$44,296

	Nine Months Ended September 30, 2021
	U.S. Pawn	Latin America Pawn	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$530,468	$275,867	$—	$806,335
Pawn loan fees	220,013	126,783	—	346,796
Wholesale scrap jewelry sales	20,217	23,843	—	44,060
Total revenue	770,698	426,493	—	1,197,191

Cost of revenue:
Cost of retail merchandise sold	295,455	173,179	—	468,634
Cost of wholesale scrap jewelry sold	16,678	20,979	—	37,657
Total cost of revenue	312,133	194,158	—	506,291

Net revenue	458,565	232,335	—	690,900

Expenses and other income:
Operating expenses	282,068	133,003	—	415,071
Administrative expenses	—	—	88,605	88,605
Depreciation and amortization	16,391	13,388	2,952	32,731
Interest expense	—	—	22,389	22,389
Interest income	—	—	(420)	(420)
Loss on foreign exchange	—	—	248	248
Merger and acquisition expenses	—	—	1,264	1,264
Other expenses (income), net	—	—	1,640	1,640
Total expenses and other income	298,459	146,391	116,678	561,528

Income (loss) before income taxes	$160,106	$85,944	$(116,678)	$129,372

	As of September 30, 2021
	U.S. Pawn	Latin America Pawn	Consolidated
Earning assets:
Pawn loans	$242,825	$106,168	$348,993
Inventories	175,047	79,213	254,260

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

With the AFF Acquisition, the Company is also a leading provider of technology-driven, retail POS payment solutions focused on serving credit-constrained consumers. The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in all 50 states in the U.S., the District of Columbia and Puerto Rico. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in the U.S. and the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico.

OPERATIONS AND LOCATIONS

As of September 30, 2022, the Company operated 2,839 pawn store locations comprised of 1,076 stores in 25 U.S. states and the District of Columbia, 1,674 stores in 32 states in Mexico, 60 stores in Guatemala, 15 stores in Colombia and 14 stores in El Salvador.

The following tables detail pawn store count activity:

	Three Months Ended September 30, 2022
	U.S.	Latin America	Total
Total locations, beginning of period	1,076	1,758	2,834
New locations opened	—	9	9
Locations acquired	2	—	2
Consolidation of existing pawn locations (1)	(2)	(4)	(6)
Total locations, end of period	1,076	1,763	2,839

	Nine Months Ended September 30, 2022
	U.S.	Latin America	Total
Total locations, beginning of period	1,081	1,744	2,825
New locations opened (2)	—	28	28
Locations acquired	3	—	3
Consolidation of existing pawn locations (1)	(8)	(9)	(17)
Total locations, end of period	1,076	1,763	2,839

(1)Store consolidations were primarily acquired locations over the past six years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

(2)In addition to new store openings, the Company strategically relocated two stores in the U.S. and one store in Latin America during the nine months ended September 30, 2022.

As of September 30, 2022, AFF provided LTO and retail POS solutions for consumer goods and services through a nationwide network of approximately 8,600 active retail merchant partner locations.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2021 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2022.

RESULTS OF OPERATIONS (unaudited)

Continuing Impact of COVID-19

The COVID-19 pandemic and its contributory impacts on the economy have impacted numerous aspects of the Company’s business. In particular, the COVID-19 pandemic and government responses thereto had an initial adverse impact on pawn loan demand, which impacted pawn receivables, inventories and revenues. This adverse impact in pawn loan demand was offset in large part by a positive impact in merchandise sales. Throughout 2021 and 2022, pawn loan demand has steadily recovered and pawn receivables, inventories and revenues are now ahead of pre-pandemic levels.

Constant Currency Results

The Company’s management reviews and analyzes operating results in Latin America on a constant currency basis because the Company believes this better represents the Company’s underlying business trends. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. The wholesale scrap jewelry sales in Latin America are priced and settled in U.S. dollars and are not affected by foreign currency translation, as are a small percentage of the operating and administrative expenses in Latin America which are billed and paid in U.S. dollars. Amounts presented on a constant currency basis are denoted as such. See “Non-GAAP Financial Information” for additional discussion of constant currency operating results.

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2022	2021	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.3	20.3	—%
Three months ended	20.2	20.0	(1)%
Nine months ended	20.3	20.1	(1)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.9	7.7	(3)%
Three months ended	7.8	7.7	(1)%
Nine months ended	7.7	7.7	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,532	3,835	(18)%
Three months ended	4,375	3,844	(14)%
Nine months ended	4,068	3,696	(10)%

Operating Results for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

U.S. Pawn Segment

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of September 30, 2022 compared to September 30, 2021 (dollars in thousands, except as otherwise noted):

	As of September 30,
	2022	2021	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$279,645	$242,825	15%
Inventories	204,359	175,047	17%
	$484,004	$417,872	16%

Average outstanding pawn loan amount (in ones)	$232	$208	12%

Composition of pawn collateral:
General merchandise	32%	36%
Jewelry	68%	64%
	100%	100%

Composition of inventories:
General merchandise	43%	48%
Jewelry	57%	52%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.7 times	2.9 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	September 30,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$195,854	$167,257	17%
Pawn loan fees	96,222	76,674	25%
Wholesale scrap jewelry sales	12,956	4,168	211%
Total revenue	305,032	248,099	23%

Cost of revenue:
Cost of retail merchandise sold	114,899	93,326	23%
Cost of wholesale scrap jewelry sold	11,338	3,778	200%
Total cost of revenue	126,237	97,104	30%

Net revenue	178,795	150,995	18%

Segment expenses:
Operating expenses	102,508	93,247	10%
Depreciation and amortization	5,806	5,662	3%
Total segment expenses	108,314	98,909	10%

Segment pre-tax operating income	$70,481	$52,086	35%

Operating metrics:
Retail merchandise sales margin	41%	44%
Net revenue margin	59%	61%
Segment pre-tax operating margin	23%	21%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 17% to $195.9 million during the third quarter of 2022 compared to $167.3 million for the third quarter of 2021. Same-store retail sales increased 16% in the third quarter of 2022 compared to the third quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the third quarter of 2022 compared to the third quarter of 2021 and greater demand for value-priced consumer goods. The gross profit margin on retail merchandise sales in the U.S. was 41% in the third quarter of 2022 and 44% in the third quarter of 2021. The decrease in the retail merchandise margins was primarily due to lower-than-normal inventory levels during the third quarter of 2021, which limited the need for normal discounting.

U.S. inventories increased 17% from $175.0 million at September 30, 2021 to $204.4 million at September 30, 2022. The increase was primarily due to lower-than-normal inventory balances at September 30, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in the U.S. were 1% at both September 30, 2022 and 2021.

Pawn Lending Operations

U.S. pawn loan receivables as of September 30, 2022 increased 15% in total and on a same-store basis compared to September 30, 2021. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn loan demand to pre-pandemic levels combined with inflationary pressures driving additional demand for consumer credit.

U.S. pawn loan fees increased 25% to $96.2 million during the third quarter of 2022 compared to $76.7 million for the third quarter of 2021. Same-store pawn fees in the third quarter of 2022 also increased 25% compared to the third quarter of 2021. The increase in total and same-store pawn loan fees was primarily due to the continued recovery in pawn loan receivables, as described above.

Segment Expenses

U.S. operating expenses increased 10% to $102.5 million during the third quarter of 2022 compared to $93.2 million during the third quarter of 2021 while same-store operating expenses increased 9% compared with the prior-year period. The increase in total and same-store operating expenses was primarily due to inflationary increases in wages and other certain operating costs and increased store-level incentive compensation driven by increased revenues and store operating profit during the third quarter of 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the third quarter of 2022 was $70.5 million, which generated a pre-tax segment operating margin of 23% compared to $52.1 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an 18% increase in net revenue further leveraged by the 10% increase in segment expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2022 compared to September 30, 2021 were not affected by the end-of-period Mexican peso compared to the U.S. dollar exchange rate as it was unchanged compared to the prior-year period.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of September 30, 2022 compared to September 30, 2021 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,
	As of September 30,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$124,582	$106,168	17%	$124,711	17%
Inventories	91,069	79,213	15%	91,167	15%
	$215,651	$185,381	16%	$215,878	16%

Average outstanding pawn loan amount (in ones)	$79	$76	4%	$79	4%

Composition of pawn collateral:
General merchandise	69%	68%
Jewelry	31%	32%
	100%	100%

Composition of inventories:
General merchandise	71%	67%
Jewelry	29%	33%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.0 times	4.2 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,
	September 30,		Increase /	2022	Increase
	2022	2021	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$107,591	$101,469	6%	$108,808	7%
Pawn loan fees	49,505	44,691	11%	50,067	12%
Wholesale scrap jewelry sales	5,626	5,415	4%	5,626	4%
Total revenue	162,722	151,575	7%	164,501	9%

Cost of revenue:
Cost of retail merchandise sold	68,642	64,731	6%	69,415	7%
Cost of wholesale scrap jewelry sold	4,923	4,750	4%	4,977	5%
Total cost of revenue	73,565	69,481	6%	74,392	7%

Net revenue	89,157	82,094	9%	90,109	10%

Segment expenses:
Operating expenses	47,979	45,372	6%	48,527	7%
Depreciation and amortization	4,566	4,591	(1)%	4,630	1%
Total segment expenses	52,545	49,963	5%	53,157	6%

Segment pre-tax operating income	$36,612	$32,131	14%	$36,952	15%

Operating metrics:
Retail merchandise sales margin	36%	36%		36%
Net revenue margin	55%	54%		55%
Segment pre-tax operating margin	22%	21%		22%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 6% (7% on a constant currency basis) to $107.6 million during the third quarter of 2022 compared to $101.5 million for the third quarter of 2021. Same-store retail sales increased 5% (7% on a constant currency basis) during the third quarter of 2022 compared to the third quarter of 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the third quarter of 2022 compared to the third quarter of 2021 and greater demand for value-priced consumer goods. The gross profit margin on retail merchandise sales was 36% during both the third quarter of 2022 and 2021.

Latin America inventories increased 15% from $79.2 million at September 30, 2021 to $91.1 million at September 30, 2022. The increase was primarily due to lower-than-normal inventory balances at September 30, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at both September 30, 2022 and 2021.

Pawn Lending Operations

Latin America pawn loan receivables increased 17% as of September 30, 2022 compared to September 30, 2021, and on a same-store basis pawn loan receivables also increased 17%. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn loan demand during the third quarter of 2022 to pre-pandemic levels.

Latin America pawn loan fees increased 11% (12% on a constant currency basis), totaling $49.5 million during the third quarter of 2022 compared to $44.7 million for the third quarter of 2021. Same-store pawn fees increased 10% (12% on a constant currency basis) in the third quarter of 2022 compared to the third quarter of 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery in pawn loan receivables, as described above.

Segment Expenses

Operating expenses increased 6% (7% on a constant currency basis) to $48.0 million during the third quarter of 2022 compared to $45.4 million during the third quarter of 2021, reflecting continued store growth and modest inflationary pressure on labor and other operating expenses in the current quarter. Same-store operating expenses increased 5% (6% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2022 was $36.6 million, which generated a pre-tax segment operating margin of 22% compared to $32.1 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 9% increase in net revenue further leveraged by a 5% increase in segment expenses and a 1% unfavorable change in the average value of the Mexican peso.

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

The following table provides a detail of finance receivables as reported and as adjusted to exclude the impacts of purchase accounting as of September 30, 2022 (in thousands):

	As of September 30, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Finance receivables, before allowance for loan losses (1)	$190,358	$(7,858)	$182,500
Less allowance for loan losses	(78,413)	—	(78,413)
Finance receivables, net	$111,945	$(7,858)	$104,087

(1)As reported acquired finance receivables was recorded at fair value in conjunction with purchase accounting. Adjustment represents the difference between the original amortized cost basis and fair value of the remaining acquired finance receivables.

The following table provides a detail of leased merchandise as reported and as adjusted to exclude the impacts of purchase accounting as of September 30, 2022 (in thousands):

	As of September 30, 2022
	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
Leased merchandise, before allowance for lease losses (1)	$210,703	$6,709	$217,412
Less allowance for lease losses	(78,020)	(7,610)	(85,630)
Leased merchandise, net (2)	$132,683	$(901)	$131,782

(1)As reported acquired leased merchandise was recorded at fair value (which includes estimates for charge-offs) in conjunction with purchase accounting. Adjustment represents the difference between the original depreciated cost and fair value of the remaining acquired leased merchandise.

(2)Includes $0.6 million of intersegment transactions related to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores that are eliminated upon consolidation. For further detail, see earning assets detail in Note 10 of Notes to Consolidated Financial Statements.

AFF’s as reported results of operations contain significant purchase accounting impacts. The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the three months ended September 30, 2022 (in thousands). Operating expenses include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Three Months Ended September 30, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$158,089	$—	$158,089
Interest and fees on finance receivables	48,846	7,111	55,957
Total revenue	206,935	7,111	214,046

Cost of revenue:
Depreciation of leased merchandise	86,703	(839)	85,864
Provision for lease losses	32,350	—	32,350
Provision for loan losses	31,956	—	31,956
Total cost of revenue	151,009	(839)	150,170

Net revenue	55,926	7,950	63,876

Segment expenses:
Operating expenses	35,060	—	35,060
Depreciation and amortization	775	—	775
Total segment expenses	35,835	—	35,835

Segment pre-tax operating income	$20,091	$7,950	$28,041

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$70,481	$52,086	35%
Latin America pawn	36,612	32,131	14%
Retail POS payment solutions (1)	20,091	—	—%
Intersegment elimination (2)	(586)	—	—%
Consolidated segment pre-tax operating income	126,598	84,217	50%

Corporate expenses and other income:
Administrative expenses	36,951	30,208	22%
Depreciation and amortization	14,824	964	1,438%
Interest expense	18,282	7,961	130%
Interest income	(206)	(143)	44%
Loss on foreign exchange	255	558	(54)%
Merger and acquisition expenses	733	12	6,008%
Gain on revaluation of contingent acquisition consideration	(19,800)	—	—%
Other expenses (income), net	164	361	(55)%
Total corporate expenses and other income	51,203	39,921	28%

Income before income taxes	75,395	44,296	70%

Provision for income taxes	16,079	10,900	48%

Net income	$59,316	$33,396	78%

(1)The AFF segment results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income excluding such purchase accounting adjustments was $28.0 million for the three months ended September 30, 2022.

(2)Represents the elimination of intersegment transactions related to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 22% to $37.0 million during the third quarter of 2022 compared to $30.2 million in the third quarter of 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 8% during the third quarter of 2021 to 5% during the third quarter of 2022.

Corporate depreciation and amortization expense increased 1,438% to $14.8 million during the third quarter of 2022 compared to $1.0 million in the third quarter of 2021, primarily due to $14.2 million in amortization expense during the third quarter of 2022 related to identified intangible assets in the AFF Acquisition.

Interest expense increased 130% to $18.3 million during the third quarter of 2022 compared to $8.0 million in the third quarter of 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

The Company revalues the contingent consideration related to the AFF Acquisition to fair value at the end of each reporting period with changes in the fair value recognized in the consolidated statements of income. The Company recognized a gain of $19.8 million during the third quarter of 2022 as a result of a decrease in the liability for the estimated fair value of contingent consideration related to the AFF Acquisition. The contingent consideration is primarily based on AFF’s achievement of certain EBITDA targets by the end of 2022 and in the first half of 2023. Additionally, a portion of the contingent consideration consisted of a potential payment of up to $75.0 million to the seller parties in the event that the highest average stock price of the Company for any 10-day period from December 6, 2021 through February 28, 2023 was less than $86.25. As a result of an increase in the Company’s stock price subsequent to September 30, 2022, no such contingent payment to the seller parties is required. See Note 5 of Notes to Consolidated Financial Statements.

Consolidated effective income tax rates for the third quarter of 2022 and 2021 were 21.3% and 24.6%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S. sourced income, primarily a result of the AFF Acquisition, which is taxed at a lower rate than the Latin American countries the Company operates in, and an increased foreign permanent tax benefit recorded in the third quarter of 2022 compared to the third quarter of 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021. In addition, the Company recognized a $1.0 million permanent domestic tax benefit in the third quarter of 2022 related to the $19.8 million gain on revaluation of certain contingent consideration related to the AFF Acquisition as described above.

Operating Results for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Nine Months Ended
	September 30,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$596,165	$530,468	12%
Pawn loan fees	274,304	220,013	25%
Wholesale scrap jewelry sales	45,153	20,217	123%
Total revenue	915,622	770,698	19%

Cost of revenue:
Cost of retail merchandise sold	349,007	295,455	18%
Cost of wholesale scrap jewelry sold	39,150	16,678	135%
Total cost of revenue	388,157	312,133	24%

Net revenue	527,465	458,565	15%

Segment expenses:
Operating expenses	302,572	282,068	7%
Depreciation and amortization	17,261	16,391	5%
Total segment expenses	319,833	298,459	7%

Segment pre-tax operating income	$207,632	$160,106	30%

Operating metrics:
Retail merchandise sales margin	41%	44%
Net revenue margin	58%	59%
Segment pre-tax operating margin	23%	21%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 12% to $596.2 million during the nine months ended September 30, 2022 compared to $530.5 million for the nine months ended September 30, 2021. Same-store retail sales increased 9% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and greater demand for value-priced consumer goods. During the nine months ended September 30, 2022, the gross profit margin on retail merchandise sales in the U.S. was 41% compared to a margin of 44% during the nine months ended September 30, 2021. The decrease in the retail merchandise margins was primarily due to lower-than-normal inventory levels during the nine months ended September 30, 2021, which limited the need for normal discounting.

Pawn Lending Operations

U.S. pawn loan fees increased 25% to $274.3 million during the nine months ended September 30, 2022 compared to $220.0 million for the nine months ended September 30, 2021. Same-store pawn fees increased 22% during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in total and same-store pawn loan fees was primarily due to the continued recovery in pawn loan receivables to pre-pandemic levels, combined with inflationary pressures driving additional demand for consumer credit.

Segment Expenses

U.S. store operating expenses increased 7% to $302.6 million during the nine months ended September 30, 2022 compared to $282.1 million during the nine months ended September 30, 2021 and same-store operating expenses increased 5% compared with the prior-year period. The increase in operating expenses was primarily due to inflationary increases in wages and other certain operating costs and increased store-level incentive compensation driven by increased revenues and segment profit during the nine months ended September 30, 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the nine months ended September 30, 2022 was $207.6 million, which generated a pre-tax segment operating margin of 23% compared to $160.1 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 15% increase in net revenue further leveraged by a 7% increase in segment expenses.

Latin America Operations Segment

Latin American results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 were impacted by a 1% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,
	September 30,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$308,356	$275,867	12%	$310,446	13%
Pawn loan fees	137,309	126,783	8%	138,244	9%
Wholesale scrap jewelry sales	30,082	23,843	26%	30,082	26%
Total revenue	475,747	426,493	12%	478,772	12%

Cost of revenue:
Cost of retail merchandise sold	196,057	173,179	13%	197,379	14%
Cost of wholesale scrap jewelry sold	25,221	20,979	20%	25,394	21%
Total cost of revenue	221,278	194,158	14%	222,773	15%

Net revenue	254,469	232,335	10%	255,999	10%

Segment expenses:
Operating expenses	141,574	133,003	6%	142,553	7%
Depreciation and amortization	13,520	13,388	1%	13,642	2%
Total segment expenses	155,094	146,391	6%	156,195	7%

Segment pre-tax operating income	$99,375	$85,944	16%	$99,804	16%

Operating metrics:
Retail merchandise sales margin	36%	37%		36%
Net revenue margin	53%	54%		53%
Segment pre-tax operating margin	21%	20%		21%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 12% (13% on a constant currency basis) to $308.4 million during the nine months ended September 30, 2022 compared to $275.9 million for the nine months ended September 30, 2021. Same-store retail sales increased 11% (also 11% on a constant currency basis) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 and greater demand for value-priced consumer goods. The gross profit margin on retail merchandise sales was 36% during the nine months ended September 30, 2022 compared to 37% during the nine months ended September 30, 2021.

Pawn Lending Operations

Latin America pawn loan fees increased 8% (9% on a constant currency basis) to $137.3 million during the nine months ended September 30, 2022 compared to $126.8 million for the nine months ended September 30, 2021. Same-store pawn fees increased 7% (8% on a constant currency basis) during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery of pawn loan receivables.

Segment Expenses

Store operating expenses increased 6% (7% on a constant currency basis) to $141.6 million during the nine months ended September 30, 2022 compared to $133.0 million during the nine months ended September 30, 2021, reflecting continued store growth and inflationary pressure on labor and other operating expenses during the current period. Same-store operating expenses increased 6% (also 6% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2022 was $99.4 million, which generated a pre-tax segment operating margin of 21% compared to $85.9 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating income reflected a 10% increase in net revenue further leveraged by a 6% increase in segment expenses and a 1% unfavorable change in the average value of the Mexican peso.

Retail POS Payment Solutions Segment

The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$455,736	$—	$455,736
Interest and fees on finance receivables	135,039	34,798	169,837
Total revenue	590,775	34,798	625,573

Cost of revenue:
Depreciation of leased merchandise	263,014	(6,796)	256,218
Provision for lease losses	110,205	—	110,205
Provision for loan losses	83,453	—	83,453
Total cost of revenue	456,672	(6,796)	449,876

Net revenue	134,103	41,594	175,697

Segment expenses:
Operating expenses	95,252	—	95,252
Depreciation and amortization	2,156	—	2,156
Total segment expenses	97,408	—	97,408

Segment pre-tax operating income	$36,695	$41,594	$78,289

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment discussed above to consolidated net income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$207,632	$160,106	30%
Latin America pawn	99,375	85,944	16%
Retail POS payment solutions (1)	36,695	—	—%
Intersegment eliminations (2)	(586)	—	—%
Consolidated segment pre-tax operating income	343,116	246,050	39%

Corporate expenses and other income:
Administrative expenses	110,882	88,605	25%
Depreciation and amortization	44,558	2,952	1,409%
Interest expense	50,749	22,389	127%
Interest income	(1,104)	(420)	163%
(Gain) loss on foreign exchange	(198)	248	(180)%
Merger and acquisition expenses	1,712	1,264	35%
Gain on revaluation of contingent acquisition consideration	(82,789)	—	—%
Other expenses (income), net	(2,721)	1,640	(266)%
Total corporate expenses and other income	121,089	116,678	4%

Income before income taxes	222,027	129,372	72%

Provision for income taxes	48,598	33,834	44%

Net income	$173,429	$95,538	82%

(1)The AFF segment results are significantly impacted by certain purchase accounting adjustments as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income excluding such purchase accounting adjustments was $78.3 million for the nine months ended September 30, 2022.

(2)Represents the elimination of intersegment transactions related to U.S. pawn stores offering AFF’s LTO payment solution as a payment option in its stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 25% to $110.9 million during the nine months ended September 30, 2022 compared to $88.6 million during the nine months ended September 30, 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 7% during the nine months ended September 30, 2021 to 6% during the nine months ended September 30, 2022.

Corporate depreciation and amortization expense increased 1,409% to $44.6 million during the nine months ended September 30, 2022 compared to $3.0 million in the nine months ended September 30, 2021, primarily due to $42.5 million in amortization expense during the nine months ended September 30, 2022 related to identified intangible assets in the AFF Acquisition.

Interest expense increased 127% to $50.7 million during the nine months ended September 30, 2022 compared to $22.4 million for the nine months ended September 30, 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

The Company revalues the contingent consideration related to the AFF Acquisition to fair value at the end of each reporting period with changes in the fair value recognized in the consolidated statements of income. The Company recognized a gain of $82.8 million during the nine months ended September 30, 2022 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition. Additionally, a portion of the contingent consideration consisted of a potential payment of up to $75.0 million to the seller parties in the event that the highest average stock price of the Company for any 10-day period from December 6, 2021 through February 28, 2023 was less than $86.25. As a result of an increase in the Company’s stock price subsequent to September 30, 2022, no such contingent payment to the seller parties is required. See Note 5 of Notes to Consolidated Financial Statements.

The Company recognized a gain of $3.2 million during the nine months ended September 30, 2022 as a result of a cash distribution received from a non-operating investment acquired in conjunction with the merger with Cash America International, Inc. (“Cash America Merger”), which was included in other expenses (income), net in the accompanying consolidated statements of income.

Consolidated effective income tax rates for the nine months ended September 30, 2022 and 2021 were 21.9% and 26.2%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S. sourced income, primarily a result of the AFF Acquisition, which is taxed at a lower rate than the Latin American countries the Company operates in, and an increased foreign permanent tax benefit recorded in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021. In addition, the Company recognized a $4.3 million permanent domestic tax benefit in the nine months ended September 30, 2022 related to the $82.8 million gain on revaluation of certain contingent consideration related to the AFF Acquisition as described above.

LIQUIDITY AND CAPITAL RESOURCES

Material Capital Requirements

The Company’s primary capital requirements include:

•Expand pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisition of pawn stores and purchases of real estate at existing locations;
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

Expand Pawn Operations

The Company intends to continue expansion through new store openings and acquisitions. For 2022, the Company expects to add up to 60 full-service pawn locations. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition. Additional factors include uncertainties related to the COVID-19 pandemic, including but not limited to, the ability to continue construction projects and obtain necessary licenses and permits, utility services, store equipment, supplies and staffing. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, debt covenant restrictions, strategic fit and quality of management personnel, among other factors. During the nine months ended September 30, 2022, the Company acquired three pawn stores in the U.S. for a cumulative purchase price of $5.5 million, net of cash acquired and subject to future post-closing adjustments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 38 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $77.7 million during the nine months ended September 30, 2022.

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

Return of Capital to Shareholders

In October 2022, the Company’s Board of Directors declared a $0.33 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $15.3 million based on the September 30, 2022 share count, to be paid on November 30, 2022 to stockholders of record as of November 15, 2022. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the nine months ended September 30, 2022, the Company repurchased a total of 2,035,000 shares of common stock at an aggregate cost of $144.7 million and an average cost per share of $71.12, and during the nine months ended September 30, 2021, the Company repurchased 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company has approximately $27.5 million of remaining availability under its share repurchase program authorized in April 2022. In October 2022, the Board of Directors approved a new share repurchase authorization of up to $100 million of common shares, of which the entire $100 million is currently remaining. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of September 30, 2022, the Company’s primary sources of liquidity were $100.6 million in cash and cash equivalents and $278.4 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $810.9 million as of September 30, 2022.

The Company’s cash and cash equivalents as of September 30, 2022 included $22.7 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flow provided by operating activities	$325,798	$137,850
Cash flow used in investing activities	$(238,732)	$(189,935)
Cash flow (used in) provided by financing activities	$(107,575)	$36,704

	As of September 30,
	2022	2021
Working capital	$810,929	$487,090
Current ratio	3.5:1	3.2:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $187.9 million, or 136%, from $137.9 million for the nine months ended September 30, 2021 to $325.8 million for the nine months ended September 30, 2022, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $77.9 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $48.8 million, or 26%, from $189.9 million for the nine months ended September 30, 2021 to $238.7 million for the nine months ended September 30, 2022. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and finance receivables are included in investing activities. The Company paid $29.6 million for furniture, fixtures, equipment and improvements and $77.7 million for discretionary pawn store real property purchases during the nine months ended September 30, 2022 compared to $31.6 million and $38.3 million in the prior-year period, respectively. The Company paid $7.1 million in cash related to pawn store acquisitions during the nine months ended September 30, 2022 compared to $49.4 million during the nine months ended September 30, 2021. The Company funded a net increase in pawn loans of $74.7 million during the nine months ended September 30, 2022 and $70.6 million during the nine months ended September 30, 2021, and the Company funded a net increase in finance receivables of $49.6 million during the nine months ended September 30, 2022.

Cash Flow Used in Financing Activities

Net cash used in financing activities increased $144.3 million, or 393%, from net cash provided by financing activities of $36.7 million for the nine months ended September 30, 2021 to net cash used in financing activities of $107.6 million for the nine months ended September 30, 2022. Net borrowings on the credit facilities were $79.0 million during the nine months ended September 30, 2022 compared to net borrowings of $123.0 million during the nine months ended September 30, 2021. The Company funded $140.4 million for share repurchases and paid dividends of $44.4 million during the nine months ended September 30, 2022, compared to funding $49.6 million of share repurchases and dividends paid of $35.4 million during the nine months ended September 30, 2021. The Company paid debt issuance costs of $1.7 million during the nine months ended September 30, 2022. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the nine months ended September 30, 2021 of $1.7 million.

REGULATORY DEVELOPMENTS

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2021 Annual Report on Form 10-K filed with the SEC on February 28, 2022 and in subsequent filings on Form 10-Q.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$59,316	$1.26	$33,396	$0.82	$173,429	$3.64	$95,538	$2.34
Adjustments, net of tax:
Merger and acquisition expenses	564	0.01	8	—	1,317	0.03	950	0.02
Non-cash foreign currency loss (gain) related to lease liability	251	0.01	359	0.01	(245)	(0.01)	256	0.01
AFF purchase accounting adjustments (1)	17,036	0.36	—	—	64,772	1.36	—	—
Gain on revaluation of contingent acquisition consideration (2)	(16,229)	(0.34)	—	—	(68,083)	(1.43)	—	—
Other expenses (income), net (3)	126	—	278	0.01	(2,095)	(0.04)	1,263	0.03
Adjusted net income and diluted earnings per share	$61,064	$1.30	$34,041	$0.84	$169,095	$3.55	$98,007	$2.40

(1)See detail of the AFF purchase accounting adjustments in tables below.

(2)The seller of AFF has the right to receive up to $250.0 million and $50.0 million of earnout consideration if AFF achieves certain adjusted EBITDA targets through December 31, 2022 and June 30, 2023, respectively, and has the right to receive up to $75.0 million of additional consideration based on the performance of the Company’s stock through February 28, 2023. The Company estimated the fair value of this contingent consideration as of the acquisition date with subsequent changes in the fair value recognized in the consolidated statements of income. The gain is a result of a net decrease in the estimated fair value of the contingent consideration payable to the seller of AFF as of September 30, 2022. See Note 5 of Notes to Consolidated Financial Statements.

(3)For the nine months ended September 30, 2022, primarily includes a $2.5 million gain, net of tax, recognized as a result of a cash distribution received from a non-operating investment acquired in conjunction with the Cash America Merger. The Company has elected to exclude the gain from adjusted earnings given the non-operating nature of the income.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$733	$169	$564	$12	$4	$8
Non-cash foreign currency loss related to lease liability	359	108	251	513	154	359
AFF purchase accounting adjustments (1)	22,125	5,089	17,036	—	—	—
Gain on revaluation of contingent acquisition consideration	(19,800)	(3,571)	(16,229)	—	—	—
Other expenses (income), net	164	38	126	361	83	278
Total adjustments	$3,581	$1,833	$1,748	$886	$241	$645

	Nine Months Ended September 30,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$1,712	$395	$1,317	$1,264	$314	$950
Non-cash foreign currency (gain) loss related to lease liability	(350)	(105)	(245)	366	110	256
AFF purchase accounting adjustments (1)	84,120	19,348	64,772	—	—	—
Gain on revaluation of contingent acquisition consideration	(82,789)	(14,706)	(68,083)	—	—	—
Other expenses (income), net	(2,721)	(626)	(2,095)	1,640	377	1,263
Total adjustments	$(28)	$4,306	$(4,334)	$3,270	$801	$2,469

(1)The following table details AFF purchase accounting adjustments for the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$7,111	$1,635	$5,476	$34,798	$8,004	$26,794
Amortization of fair value adjustment on acquired leased merchandise	839	194	645	6,796	1,564	5,232
Amortization of acquired intangible assets	14,175	3,260	10,915	42,526	9,780	32,746
Total AFF purchase accounting adjustments	$22,125	$5,089	$17,036	$84,120	$19,348	$64,772

The fair value adjustments on acquired finance receivables and leased merchandise was a result of recognizing these acquired assets at fair value in purchase accounting, the amortization of which is non-cash. There is approximately $7.9 million of fair value premium and other purchase accounting adjustments related to acquired finance receivables remaining and $0.9 million of fair value premium and other purchase accounting adjustments related to acquired leased merchandise remaining, which are expected to be substantially amortized by the end of 2022. The acquired intangible assets will be amortized through 2028.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Net income	$59,316	$33,396	$173,429	$95,538	$202,800	$128,264
Provision for income taxes	16,079	10,900	48,598	33,834	56,357	44,215
Depreciation and amortization	25,971	11,217	77,495	32,731	90,670	43,412
Interest expense	18,282	7,961	50,749	22,389	60,746	29,780
Interest income	(206)	(143)	(1,104)	(420)	(1,380)	(751)
EBITDA	119,442	63,331	349,167	184,072	409,193	244,920
Adjustments:
Merger and acquisition expenses	733	12	1,712	1,264	15,897	2,371
Non-cash foreign currency loss (gain) related to lease liability	359	513	(350)	366	(72)	(1,890)
AFF purchase accounting adjustments, (1)	7,950	—	41,594	—	87,956	—
Gain on revaluation of contingent acquisition consideration	(19,800)	—	(82,789)	—	(100,660)	—
Other expenses (income), net	164	361	(2,721)	1,640	(3,412)	4,046
Adjusted EBITDA	$108,848	$64,217	$306,613	$187,342	$408,902	$249,447

(1)Excludes $14.2 million, $42.5 million and $44.6 million of amortization expense related to identifiable intangible assets as a result of the AFF Acquisition for the three months, nine months and trailing twelve months ended September 30, 2022, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Cash flow from operating activities	$99,031	$24,101	$325,798	$137,850	$411,252	$182,748
Cash flow from certain investing activities:
Pawn loans, net (1)	(42,442)	(62,145)	(74,707)	(70,637)	(77,410)	(109,569)
Finance receivables, net	(26,088)	—	(49,634)	—	(55,478)	10
Purchases of furniture, fixtures, equipment and improvements	(9,944)	(10,583)	(29,630)	(31,608)	(40,044)	(41,298)
Free cash flow	20,557	(48,627)	171,827	35,605	238,320	31,891
Merger and acquisition expenses paid, net of tax benefit	564	8	1,317	950	12,239	1,790
Adjusted free cash flow	$21,121	$(48,619)	$173,144	$36,555	$250,559	$33,681

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

Additionally, the following table provides a reconciliation of consolidated total revenue presented in accordance with GAAP to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Total revenue, as reported	$672,143	$399,674	$1,979,598	$1,197,191
AFF purchase accounting adjustments (1)	7,111	—	34,798	—
Adjusted total revenue	$679,254	$399,674	$2,014,396	$1,197,191

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company’s management is in the process of documenting and testing AFF’s internal control over financial reporting and expects to incorporate AFF into its annual assessment of internal control over financial reporting for the Company’s year ending December 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2022, the Company repurchased a total of 2,035,000 shares of common stock at an aggregate cost of $144.7 million and an average cost per share of $71.12, and during the nine months ended September 30, 2021, repurchased 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

The following table provides the information with respect to purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended September 30, 2022 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
July 1 through July 31, 2022	137,000	$69.66	137,000	$69,991
August 1 through August 31, 2022	163,000	78.05	163,000	57,297
September 1 through September 30, 2022	386,000	77.16	386,000	27,497
Total	686,000	75.88	686,000

The following table provides information regarding purchases made by the Company of shares of its common stock under each share repurchase program in effect during the nine months ended September 30, 2022 (dollars in thousands):

Plan Announcement Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2022	Dollar Amount Purchased in 2022	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2021	March 28, 2022	$100,000	1,048,000	$72,217	$—
April 28, 2022	Currently active	$100,000	987,000	$72,503	$27,497

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.4	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
10.1	Sixth Amendment to Amended and Restated Credit Agreement, dated August 30, 2022, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association.	8-K	001-10960	10.1	08/31/2022
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2022	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)