Form 10-K
period 2022-12-31
FirstCash Holdings, Inc.
filed 2023-02-06
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,259,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of February 1, 2023, there were 46,293,162 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be held on or about June 8, 2023, is incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2022

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors and risks may include, without limitation, risks related to the regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company, the putative shareholder securities class action lawsuit filed against the Company; risks related to the American First Finance (“AFF”) transaction and the Company’s other acquisitions, including the failure of the transaction to deliver the estimated value and benefits expected by the Company; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including, as a result to, changes in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation and rising interest rates, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

Overview

FirstCash Holdings, Inc., along with its wholly owned subsidiaries (together, the “Company”), is the leading operator of pawn stores in the U.S. and Latin America, and, following its acquisition of AFF in December 2021 (the “AFF Acquisition”), is a leading provider of technology-driven, retail point-of-sale (“POS”) payment solutions focused on serving credit-constrained consumers.

The Company operates two business lines, pawn operations and retail POS payment solutions, which are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in 25 U.S. states and the District of Columbia, while the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in all 50 states in the U.S., the District of Columbia and Puerto Rico.

The Company’s primary business line continues to be the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. Pawn stores help customers meet small, short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Net revenues (gross profit) from pawn operations comprised 85% of consolidated net revenues in 2022.

The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

The accompanying audited consolidated results of operations for the year ended December 31, 2022 includes the results of operations for AFF while the comparable prior-year period includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021, affecting the comparability of 2022 and 2021 amounts. See Note 3 of Notes to Consolidated Financial Statements for additional information about the AFF Acquisition.

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. The Company’s primary corporate website is www.firstcash.com.

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

The pawn industry in the U.S. is well established, with the highest concentration of pawn stores located in states that have favorable customer demographics and maintain regulations most conducive to profitable pawn operations. Generally, these states are located in the Southeast, Midwest and Southwest regions of the country, which is where the majority of the Company’s U.S. stores are located.

Historically, competitor pawn stores in Latin America have limited square footage and focus on providing loans collateralized by gold jewelry or small electronics. In contrast, a majority of the Company’s pawn stores opened in Latin America are larger format, full-service stores similar to the U.S. stores, which buy, sell and lend on a wide array of merchandise. Accordingly, competition in Latin America with the Company’s larger format, full-service pawn stores is more limited. A large percentage of the population in Mexico and other countries in Latin America is unbanked or under-banked with limited access to traditional consumer credit. The Company believes there is opportunity for further expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

Services Offered by the Company’s Pawn Operations

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Merchandise sales accounted for 50% of the Company’s revenue during 2022.

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

Beginning in the third quarter of 2022, the Company offers a LTO payment option at its U.S. pawn stores through AFF (as further described below). In addition, customers can purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company.

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping and, to a lesser extent, in the first quarter associated with tax refunds in the U.S.

Pawn Lending Activities

The Company’s pawn store locations make pawn loans to their customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and sales value of pledged goods as a basis for its credit decision. Pawn loans are non-recourse loans, and a customer does not have a legal obligation to repay a pawn loan. There is no collections process and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency. The average amount of a pawn loan at December 31, 2022 was $247 in the U.S. and $83 in Latin America.

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

Pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan, and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for 21% of the Company’s revenue during 2022.

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

Pawn Business Strategy

The Company’s business strategy is to continue growing pawn revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Over the last five years, 1,044 pawn stores have been opened or acquired with the net store count growing at a compound annual store growth rate of 6% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate consumer demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020	2019	2018
U.S. pawn segment:
New locations opened	—	1	—	—	—
Locations acquired	30	46	22	27	27
Total additions	30	47	22	27	27

Latin America pawn segment:
New locations opened	45	60	75	89	52
Locations acquired	1	—	40	163	366
Total additions	46	60	115	252	418

Total:
New locations opened	45	61	75	89	52
Locations acquired	31	46	62	190	393
Total additions	76	107	137	279	445

For additional information on store count activity, see “Pawn Store Locations” below.

New Store Openings

The Company typically opens new stores in under-served markets and neighborhoods, primarily in Latin America. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically be open for business within six and 12 weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

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

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ skills and ability to engage with customers and provide prompt and courteous service. The Company has employee-training programs that promote customer service, productivity, professionalism, regulatory compliance and cyber and information security. The Company’s proprietary point-of-sale and loan management system tracks certain key transactional performance measures, including pawn loan yields and merchandise sales margins, and permits a store manager or clerk to instantly recall the cost of an item in inventory and the date it was purchased, including the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor, in real time, each store’s operations, including merchandise sales, pawn loan fee revenue, pawn loans written and redeemed and changes in inventory.

The Company maintains a well-trained audit and loss prevention staff which conducts regular store visits to verify assets, loans and collateral, and test compliance with regulatory, financial, security and operational controls. Management believes its controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Pawn Store Locations

The Company’s typical large format pawn store is a freestanding building or part of a retail shopping center with dedicated available parking. Many of the Company’s acquired stores in Latin America tend to be smaller than its U.S. stores, especially those located in dense urban markets, which may not have dedicated parking. Management has established a standard store design intended to facilitate operations and provide a positive customer experience.

As of December 31, 2022, the Company operated 2,872 pawn store locations composed of 1,101 stores in 25 U.S. states and the District of Columbia, 1,682 stores in 32 states in Mexico, 61 stores in Guatemala, 14 stores in Colombia and 14 stores in El Salvador.

The following table details store count activity for the twelve months ended December 31, 2022:

	U.S.	Latin America	Total
Total locations, beginning of period	1,081	1,744	2,825
New locations opened (1)	—	45	45
Locations acquired	30	1	31
Consolidation of existing pawn locations (2)	(10)	(19)	(29)
Total locations, end of period	1,101	1,771	2,872

(1)In addition to new store openings, the Company strategically relocated two stores in the U.S. and two stores in Latin America during the twelve months ended December 31, 2022.

(2)Store consolidations were primarily acquired locations over the past six years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

As of December 31, 2022, the Company’s pawn stores were located in the following countries and states:

Number of Locations
U.S.		Latin America
Texas	457	Mexico:
Florida	88	Estado de. Mexico (State of Mexico)	209
Ohio	62	Veracruz	209
North Carolina	50	Puebla	113
Tennessee	49	Tamaulipas	99
Georgia	43	Nuevo Leon	87
Washington	30	Baja California	81
Louisiana	29	Jalisco	81
Maryland	28	Estado de Ciudad de Mexico (State of Mexico City)	68
Arizona	27	Chiapas	66
Nevada	27	Oaxaca	58
South Carolina	27	Coahuila	52
Colorado	25	Hidalgo	51
Illinois	25	Guanajuato	48
Kentucky	24	Chihuahua	47
Alabama	23	Tabasco	47
Missouri	23	Sonora	41
Indiana	22	Sinaloa	31
Oklahoma	17	Quintana Roo	30
Alaska	6	Michoacan	28
Utah	6	Morelos	26
Virginia	6	Guerrero	24
District of Columbia	3	San Luis Potosi	23
Mississippi	2	Durango	21
Nebraska	1	Aguascalientes	20
Wyoming	1	Queretaro	19
U.S. total	1,101	Campeche	18
		Tlaxcala	18
		Yucatan	18
		Zacatecas	17
		Baja California Sur	13
		Colima	10
		Nayarit	9
			1,682

		Guatemala	61

		Colombia	14

		El Salvador	14

		Latin America total	1,771

Pawn Operations Competitive Environment

The Company encounters significant competition in connection with all aspects of its pawn operations. These competitive conditions may adversely affect the Company’s pawn revenue and profitability and its ability to expand and execute its pawn business strategy. The Company believes the primary drivers for competitive success in the pawn industry are store location, customer service, the ability to lend competitive amounts on pawn loans and to sell popular retail merchandise at competitive prices. In addition, the Company competes with other lenders and retailers to attract and retain employees with competitive compensation programs. Many of the competitors have significantly greater size, financial resources and human capital than the Company.

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

The Company’s pawn lending business competes primarily with other pawn store operators and other specialty consumer finance operators, including online lenders. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. In addition, the Company competes with other non-pawn lenders, such as banks and consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other lenders may, and do, lend money on financial terms more favorable than those offered by the Company.

Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 7,000 to 8,000 pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. The Company is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico.

Retail POS Payment Solutions Operations

On December 17, 2021, the Company completed the AFF Acquisition, resulting in AFF becoming a wholly owned subsidiary of and new business line for the Company. AFF facilitates customized LTO and retail finance programs to its merchant partners that allows those merchant partners to complete sales by providing their customers with a retail POS payment solution. Customers can apply for AFF’s products online or through their mobile devices and complete the process electronically or in person at one of AFF’s merchant partner locations. AFF primarily serves customers who are credit-constrained who may not qualify for prime or near prime retail payment options. Net revenues (gross profit) from AFF accounted for 15% of the Company’s total net revenues during 2022.

Products Offered by AFF

AFF’s merchant partners may provide consumer goods and services to their customers using one of AFF’s retail POS payment options, including an LTO product, a merchant-based retail installment sales agreement (“RISA”) or a bank-originated installment loan, to facilitate payments on such transactions. The merchant partners generally choose a single solution from one of these three available options to offer to their customers at a given location. The merchant’s selection of the appropriate retail POS payment option depends upon which payment options are allowable under applicable state law, whether AFF’s bank partner makes loans in the state where the merchant is located and the type of products or services offered by the merchant. The majority of AFF’s originations are facilitated with the LTO product, with retailers of furniture and other tangible personal property most commonly using the LTO product. The RISA and bank-originated products are more commonly offered in situations where services are being offered by the merchant. Each of these retail POS payment options is subject to AFF’s (or AFF’s partner bank’s) proprietary technology-driven decisioning process as further described below. AFF’s ability to customize the technology and offer a choice between retail POS payment options provides its merchant partners the ability to pick and choose the most effective solution for its business and customers.

The following is a description of the three primary retail POS payment options offered by AFF:

•LTO - LTO transactions involve the purchase by AFF of tangible personal property directly from the merchant partner and a subsequent lease of that merchandise by AFF to the customer. The initial term of the leased merchandise contracts are typically 60 days and can be renewed for a total term of between six and 24 months. The customer has the right to acquire ownership of the leased merchandise either through an early buyout option, another early purchase option after the early buyout option expires, or through payment of all required lease renewal payments. To take advantage of the early buyout option, the customer generally has between 90 and 105 days to pay the cash price of the leased merchandise, plus a nominal early buyout fee. The customer can still utilize a purchase option after the early buyout period ends and obtain ownership before the end of the lease by paying a certain percentage of the remaining lease renewal payments (usually established by applicable state law). The customer can also obtain ownership of the merchandise by simply paying all of the remaining lease renewal payments as they become due. Conversely, the customer has the right to choose not to renew the lease at any time by returning the merchandise and making all scheduled payments due through the initial lease term. AFF offers the LTO retail POS payment option to merchant partners in 44 U.S. states, the District of Columbia and Puerto Rico and it accounted for 77% of AFF’s total revenues during 2022.

•RISA - The RISA transaction involves the purchase of either tangible personal property or services from the merchant partner by the customer. The customer enters into a RISA with the merchant and AFF subsequently purchases the RISA from the merchant partner and services the account through the end of the contractual term. The customer can take advantage of an early payoff discount, whereby the customer generally has between 90 and 105 days to pay the original principal amount, plus a nominal early payoff discount fee (equal to or less than the accrued interest charges), without incurring any additional interest charges. RISA finance receivables typically have a term ranging from six and 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. AFF facilitates the RISA retail POS payment option with merchant partners in 20 U.S. states and it accounted for 11% of AFF’s total revenues during 2022.

•Bank-originated installment loans - The customer enters into an installment loan directly with FinWise Bank (the “Bank”) for the purchase of a good or service from the merchant partner. After origination of the loan by the Bank, AFF purchases the rights to the cash flows of the loan from the Bank, but does not purchase the loan itself. AFF then assumes responsibility for sub-servicing the loan on behalf of the Bank for the remaining term of the loan. The customer can take advantage of an early payoff discount, whereby the customer generally has between 90 and 105 days to pay the original principal amount (including any origination fee) without paying any interest charges. Bank-originated loans typically have a term ranging from six and 24 months and can be either secured by tangible personal property or unsecured. Approximately 75% of these loans are related to the purchase of property or services while approximately 25% are loans with cash proceeds issued directly to the customer. The bank-originated installment loan retail POS payment option is made available to merchant partners in 34 U.S. states and it accounted for 12% of AFF’s total revenues during 2022.

Decisioning Process

AFF has made substantial investments in the development of its unique and proprietary decisioning platform that is customizable to individual merchants and/or merchandise categories. The platform is supported by an experienced and robust data science team that use data analytics to continually improve the performance of the decisioning platform. This proprietary decisioning platform is used to determine whether a particular applicant meets AFF’s (or the Bank’s as applicable) LTO, RISA or loan qualifications for a particular amount. The sophisticated algorithms consider external and internal data points beyond traditional credit scores, allowing AFF or the Bank to approve customers that do not have a credit score. AFF employs an automated application decisioning process, creating a highly efficient, scalable model.

While the Bank partner utilizes AFF’s technology platform to process and evaluate consumer applications originated by the Bank, all credit underwriting and approval criteria used by the Bank to underwrite the loans are provided and approved by the Bank.

Customer Service

AFF believes its strong focus on building a positive relationship with the customer and ensuring high levels of customer satisfaction generates repeat customer business and long-lasting relationships with its merchant partners. Customers receive an introductory email from AFF’s customer service team to welcome them as new customers to AFF, answer any questions they may have about their new account and remind them of their payment schedule. Existing customers have access to AFF’s customer service team and online customer portal to answer questions about their lease, RISA or loan or to provide comments or complaints about merchant partners. For those customers that utilize AFF’s LTO solution and wish to choose not to renew their lease, AFF’s customer service team can also assist with the non-renewal process.

The amount and timing of a customer’s contractual periodic payment (i.e., weekly, bi-weekly, semi-monthly, or monthly) is generally based on a customer's pay frequency and the term of the contract. Customer payments are typically processed through automated clearing house payments or debits to the customer’s payment card (e.g., through a Visa or MasterCard network). Consumers can choose between scheduling automated payments to process on their accounts or make manual, non-recurring payments on each due date. If a payment attempt is unsuccessful, collection activities are managed through AFF’s call centers and/or AFF’s network of third-party debt collection agencies. The call center contacts customers through several communication channels to encourage the customer to keep their lease, RISA or loan current and discuss all available payment options. See “Item 1. Business—Government Regulation” for further information about applicable collections laws AFF is subject to.

AFF has also made significant investments to make the application process for its LTO, RISA or bank loan products user-friendly for its customers. AFF customers can apply for the AFF products via text-2-apply, QR codes, web applications on merchant websites, merchant portal applications, in-cart plug-in experiences and third-party waterfall applications. Upon submission of an application, AFF’s platform typically communicates a decision (either on behalf of AFF or the Bank) within seconds, providing a near immediate response to the customer. The customer then purchases goods or services using the POS payment option applicable for that particular merchant location and makes scheduled payments, which can be managed by the customer via phone or online.

Merchant Relationships

AFF believes that its highly customizable LTO, RISA and bank loan products offer significant value to merchant partners. AFF’s products can help drive further sales for these merchants by helping them reach credit-constrained customers through the offer of AFF’s financing solutions. AFF also constantly monitors consumer preferences and trends to ensure that the solutions offered through their merchant partners are aligned with the needs of the merchant partner and its customers.

AFF markets to new merchants through various channels including field sales representatives, national sales, independent sales representatives, buying groups, AFF’s website and strategic integrations via waterfall lending platforms. To ensure merchant quality, each prospective merchant goes through a vetting and approval process and, once approved, they must sign a merchant agreement that identifies the roles and responsibilities of both the merchant and AFF. Merchants also receive appropriate training so they can properly represent AFF’s retail POS payment solutions to their customers and ensure regulatory compliance.

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

AFF currently has a large network of over 9,200 active retail merchant partner locations and e-commerce platforms offering its leasing and financing products. Those merchant partners offer a wide array of goods and services spanning 26 vertical channels. The following table shows the percentage of AFF's 2022 originations attributable to these certain vertical channels:

Year Ended December 31, 2022
Furniture	52%
Automotive	20%
Jewelry	5%
Other	23%
Total	100%

A significant portion of AFF’s revenue is concentrated with its top merchant partners. While this concentration has provided AFF with opportunities for growth, the increasing size and importance of individual merchant partners creates a certain degree of exposure to potential transaction volume loss. AFF’s top five merchant partners accounted for an aggregate of 5% of consolidated 2022 revenues. For a discussion of the risks associated with the possible loss of one of AFF’s top merchant partners or a significant reduction in transaction volumes with one of its top merchant partners, refer to “Item 1A. Risk Factors.”

Retail POS Payment Solutions Business Strategy

AFF’s business model is primarily driven by a scalable technology-based platform that does not require significant increases in operating overhead to support incremental origination growth. Thus, AFF generally achieves more operating leverage as transaction volume grows. Additionally, AFF does not have any of the costs associated with operating physical retail stores, the personnel needed to operate physical store locations, or any of the costs associated with buying, storing and shipping inventory.

AFF’s business strategy is to continue building market share through additional expansion of both its brick-and-mortar and online merchant base, while increasing customer utilization rates by continuous improvement and enhancement of its omni-channel user experience. AFF continues to expand its digital marketing and search engine optimization strategies to harvest more consumer searches and to drive quality repeat customers back to its merchant partners. With an ongoing focus toward improving application conversion rates combined with an enhanced risk segmentation of its applications, AFF believes that it has numerous opportunities to gain additional market share and expand its large and fast-growing merchant and customer base to achieve greater levels of revenue and profitability.

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

Environmental, Social and Governance (ESG) Overview

Pawnshops are neighborhood-based stores which contribute to the modern “circular economy.” Each of the Company’s 2,872 pawn locations provide access to a quick and convenient source of short-term cash through its non-recourse pawn loans, and is a neighborhood-based market for consumers to buy and resell pre-owned and popular consumer products in a safe environment. Through AFF, the Company provides point-of-sale payment solutions through technology-enabled virtual LTO and consumer finance platforms with minimal environmental impact. The Company provides its customers with rapid access to capital while operating its business in a manner that results in a positive impact on its employees, communities and the environment.

Environmental Sustainability

The Company’s pawn business extends the lifecycle and utilization of popular consumer products. Most of the Company’s merchandise inventories are pre-owned items sourced directly from local customers in each store’s immediate geographic neighborhood. In effect, the Company operates a large consumer product recycling business by acquiring pre-owned items, including unwanted or unneeded jewelry, electronics, tools, appliances, sporting goods and musical instruments from individual customers and resells them to other customers desiring such products within the same neighborhood. As a large and significant acquirer and reseller of pre-owned items, the Company believes it extends the life of these products and helps reduce demand for newly manufactured and distributed products, thereby reducing carbon emissions and water usage, resulting in a positive impact to the environment.

The Company estimates that it resold approximately 12 million individual used or pre-owned consumer product items in its pawn stores during 2022, with a commercial value of approximately $1.3 billion. In addition, the Company recycles significant volumes of precious metals and diamonds whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2022, the Company estimates that it recycled over 48,000 ounces of gold and approximately 40,000 carats of diamonds with a combined market value of over $100 million. This process helps reduce demand for mined precious metals and diamonds, thereby reducing carbon emissions and water usage.

Unlike most brick-and-mortar or online retailers, the Company does not rely on supply chains or manufacturing of its inventories, as it sources the majority of its inventory from forfeited pawn loan collateral and merchandise purchased directly from customers. Accordingly, the Company does not own, operate or contract for manufacturing, supply chain, warehousing or distribution facilities to support its pawn operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores. The Company does not own, lease or operate any long-haul trucks to support its 2,872 pawn locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. The Company is working to further reduce energy consumption by retrofitting buildings with LED lighting and reducing corporate travel by utilizing remote work and meeting technologies.

Pawn Stores Offer Safe Lending Solutions in Underserved Communities

It is estimated by multiple studies and surveys that approximately 25% of U.S. households remain unbanked or under-banked. In Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the population in countries such as Mexico. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or buying merchandise from its customers. The average credit provided by the Company’s pawn business to a customer is $247 in the U.S. and $83 in Latin America. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer micro credit products of this size.

Applying for a pawn loan is simple, requiring only a valid government ID and an item of personal property owned by the customer. The Company does not investigate the creditworthiness of a pawn customer, nor does it matter if the customer has defaulted on a previous pawn loan with the Company. Unlike most credit products, pawn customers are not required to have a bank account, a good credit history or the ability to document their level of income. The process of obtaining a pawn loan is extremely fast, generally taking 15 minutes or less. Loans are funded immediately by providing customers cash.

Pawn loans include loan terms that are highly transparent and easy to understand. These fiscally responsible products are regulated, safe and affordable non-recourse loans for which the customer has no legal obligation to repay. All terms are provided in short, easy-to-read contracts that allow the Company’s customers to make well-informed decisions before obtaining a loan.

Pawn loans differ from most other forms of small-dollar lending because the Company does not engage in any post-default collection efforts on delinquent loans, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it issue any negative credit information to external credit agencies but rather, relies only on the resale of the pawn collateral for recovery.

POS Payment Solutions Products Provide Technology Driven Solutions with Low Environmental Impact.

AFF utilizes a paperless online application process for its LTO, RISA or bank loan products. Applicants can apply for AFF products via text-2-apply, QR codes, web applications on merchant websites, merchant portal applications, in-cart plug-in experiences and third-party waterfall applications. Upon submission of an application, AFF’s platform typically communicates a decision (either on behalf of AFF or the Bank) electronically within seconds, providing a near immediate response to the applicant. Upon approval, the applicant then electronically signs their agreement, officially becoming a customer of AFF, and completes their purchase of goods or services using the POS payment option applicable for that particular merchant location. Customers can begin making scheduled payments, which can be managed by the customer via phone or online. Most other customer communications are handled by phone, online or electronic communications as well. The virtual nature of AFF’s business model means it operates no retail or consumer facing facilities and has a limited administrative facilities footprint of less than 46,000 square feet.

Focus on Social and Corporate Responsibility

The Company promotes a strong corporate culture which emphasizes ethics, accountability and treating customers fairly. This culture is supported by a governance framework with board level oversight of the Company's compliance and internal audit functions and includes the following:

•The Company’s pawn and POS payment solutions operations are licensed and supervised in every jurisdiction in which the Company operates and it is subject to regular regulatory exams in almost all of these jurisdictions.
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

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified and diverse workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships and job fairs. The workforce of the Company’s pawn business is composed primarily of employees who work on an hourly basis. The AFF business also relies on customer service personnel that are primarily hourly employees. In order to increase retention among its hourly employees, the Company is focused on providing competitive and attractive wages and benefits, which includes a store-level profit-sharing program for its pawn store employees and extensive training and advancement opportunities as well as fostering a diverse, safe, healthy and secure workplace.

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

The Company maintains a whistleblower hotline available to all employees and external stakeholders to report (anonymously if desired) any matter of concern. The communications hotline is managed by an independent third party and such communications are routed to appropriate functions such as Human Resources, Legal or Compliance. All communications made to the whistleblower hotline are reported to the Board of Directors of the Company (the “Board”) for review and further investigation, if warranted.

Employee Development and Career Opportunities

The Company believes in attracting top talent with a competitive wage and benefits offering and retaining them by providing an environment where employees can see that their career has a clear path of growth. To help facilitate that growth, the Company provides tools, resources and programs that adapt and grow with its team members. These efforts include:

•Providing all store support team members and all management across the Company access to a library of third-party courses enabling the development of new skills that contribute to career growth and development.
•Delivering an in-house designed continuous learning program to avail store team members a career path with the destination of their choosing while using custom learning solutions designed to add and confirm both competencies and proficiencies throughout all levels of their career. The learning takes a blended approach involving formal courses, self-directed learning and on-the-job applications.
•Coordinating and enrolling training at least annually to all of the Company’s management-level team members, including compliance, ethics and leadership training.
•Providing team members with recurring training on critical issues such as safety and security, compliance, ethics and integrity, and information security.
•Offering a tuition reimbursement program to U.S. employees that provides eligible team members up to $2,000 per year for courses related to current or future roles at the Company and also discounted tuition rates to select universities.
•Offering all U.S. eligible employees health insurance benefits and a comprehensive suite of well-being offerings, including unlimited health coaching sessions, unlimited financial coaching sessions with a certified financial planner and counseling/emotional support through the Company’s Employee Assistance program.
•Almost all employees in Latin American are provided statutorily required public healthcare and other statutory benefits. In Mexico, the Company’s largest Latin American market, most management-level employees and tenured store and administrative employees are provided private healthcare insurance. All Mexico employees also participate in a statutory profit sharing program.
•Matching team members’ 401(k) plan contributions on eligible pay after one year of service.
•Offering access to thousands of partner discounts for services and products through the partner portal.
•Offering a “work now - paid tomorrow” program through the Earned Wage Access Program.

Employee Profile and Diversity

As of December 31, 2022, the Company had approximately 18,000 employees across five countries (the U.S., Mexico, Guatemala, Colombia and El Salvador). The Company employed approximately 7,100 employees in the U.S. as of December 31, 2022, including approximately 1,000 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 10,900 employees in Latin America as of December 31, 2022, including approximately 900 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements.

Global Gender Demographics

Among the Company’s global workforce as of December 31, 2022, 56% identify as women and 44% as men. In management positions for the Company’s global operations, 54% identify as women and 46% as men as of December 31, 2022.

U.S. Race and Ethnicity Demographics

Of all U.S. employees as of December 31, 2022, 45% identify as Hispanic, 21% as Black, 1% as Asian, 4% as two or more races or Other and 29% as White. Among managers in the Company’s U.S. operations, 45% identify as Hispanic, 15% as Black, 1% as Asian, 4% as two or more races or Other and 35% as White as of December 31, 2022.

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

Governance

The Board and the Nominating and Corporate Governance Committee of the Board routinely assess the composition and size of the Board and aim to strike a balance between the knowledge and understanding of the business that comes from longer-term service on the Board and the fresh ideas and perspective that can come from adding new members. As part of this assessment, the Board and the Nominating and Corporate Governance Committee take diversity-related considerations into account and seek a board that includes directors from diverse professional and personal backgrounds with a broad spectrum of experience and expertise and a reputation for integrity. The Board considers gender, race, nationality, language skills and other personal characteristics in this process and the extent to which the Board reflect the gender, racial, ethnic and global diversity of the Company’s stockholders, employees and customers. In part as a result of these assessments, the Board has added three new directors since 2021, including two female directors, one of whom is racially diverse.

Governmental Regulation

General Overview

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation through various laws, regulations, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America, all of which are constantly evolving and subject to potentially significant changes. These statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures, as well as maximum interest rates/finance charges or leasing fees (as applicable), consumer disclosures, contractual terms and other matters directly related to the Company’s retail POS payments solutions platform activities. The Company is also required to obtain and maintain regulatory licenses and comply with periodic regulatory reporting and registration requirements. In general, the regulatory regimes to which the Company are subject are increasingly focused on consumer finance companies serving credit-constrained customers and any of these agencies or authorities may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as the Company’s. In addition, the current presidential administration in the U.S. has taken a more aggressive enforcement stance against consumer finance companies serving credit-constrained customers like the Company.

For a discussion of the risks related to the Company’s regulatory environment, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks.”

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over the Company’s activities and its business is subject to a variety of federal laws, including but not limited to the following:

Federal Trade Commission (“FTC”) Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) - The FTC and the CFPB regulate advertising, marketing of and practices related to financial products and services. The FTC is charged with preventing, investigating and remediating unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. The CFPB also has the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of federal consumer laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, confidential memorandums of understandings, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. On November 12, 2021, the Company was named as a defendant in a lawsuit brought by the CFPB alleging violations of the Military Lending Act (“MLA”) as discussed elsewhere herein. For a discussion of the risks to the Company’s business related to CFPB regulation, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks and General Economic and Market Risks.”

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule does, however, define consumer loan products, both short-term loans and installment loans offered by the Company before June 30, 2020, as loans covered under the rule. The SDL Rule also defines some of the RISA transactions that AFF purchases and some of the installment loans that AFF sub-services as loans covered under the rule. On October 19, 2022, the Fifth Circuit Court of Appeals invalidated the SDL Rule, and the CFPB then filed a petition for a writ of certiorari with the Supreme Court, asking the Supreme Court to uphold the SDL Rule. The petition is currently pending.

Equal Credit Opportunity Act (“ECOA”) - The ECOA and its implementing Regulation, Regulation B, is a consumer protection law intended to promote the availability of credit to all creditworthy applicants without regard to race, color, religion, or other prohibited bases, and to prevent discrimination on the basis of any of those factors in any aspect of a credit transaction. The ECOA also imposes certain disclosure obligations with respect to action taken on an application for credit, and is applicable to the Company’s RISA and bank loan products.

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

MLA - The MLA requires the provision of certain disclosures at certain times and restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration, if a dispute arises concerning the consumer credit product. The MLA covers overdraft lines of credit, pawn loans, RISAs, bank installment loans, and certain vehicle-secured and unsecured credit products and restricts the Company’s ability to offer its products to military personnel and their dependents to the extent any such products have a MAPR greater than 36%. Failure to comply with the MLA may limit the Company’s ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm its business. Compliance with the MLA is complex, increases compliance risks and related costs and limits the potential customer base of the Company. The Company was named as a defendant in a lawsuit brought by the CFPB alleging violations of the MLA as discussed elsewhere herein.

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

Truth in Lending Act (“TILA”) - TILA and its implementing regulations known as Regulation Z require creditors to deliver disclosures to borrowers during the life cycle of a loan or RISA, including when publishing certain advertisements, at application, at account opening and at consummation. The requirements may vary based upon product type (e.g., open-end versus closed-end credit products), as well as the timing and nature of certain events (e.g., post-consummation events). These disclosures include, among other things, the total amount of the finance charges and annual percentage rate.

Anti-money laundering and economic sanctions - The Company is subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which it must maintain an anti-money laundering compliance program covering certain of its business activities.

Gramm-Leach-Bliley Act (“GLBA”) - The Company’s credit products are subject to various federal and state laws and regulations relating to privacy and security of consumers’ nonpublic personal information. Under these laws, including the GLBA and Regulation P promulgated thereunder, the Company must disclose its privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The Company may also be required to provide an opt-out to certain sharing. The GLBA and other laws also require the Company to safeguard personal information. The FTC regulates the safeguarding requirements of the GLBA for non-bank lenders through its Safeguard Rules and recently amended the Safeguards Rules, which are currently scheduled to become effective on June 9, 2023, and with which the Company is required to comply.

Fair Credit Reporting Act (“FCRA”) - The Company is subject to the FCRA and its implementing regulation known as Regulation V, as both a user of consumer reports and a furnisher of consumer credit information to credit reporting agencies. The FCRA regulates the use of consumer reports and reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, including when an adverse action, such as a loan declination, is based on information contained in a consumer report. The Company only obtains and uses consumer reports subject to the permissible purpose requirements under the FCRA, which also permits the Company to share its experiential information, information obtained from consumer reporting agencies and other customer information with affiliates. The Company complies with notice and opt-out requirements for prescreen solicitations and for certain information sharing under the FCRA, and conducts reasonable investigations of disputes as applicable. The Company also has implemented an identity theft prevention program to fulfill the requirements of the Red Flags Regulations and Guidelines issued under the Fair and Accurate Credit Transactions Act (the “FACTA”).

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

Telephone Consumer Protection Act - The Company is subject to the Telephone Consumer Protection Act and its implementing regulations (together, the “TCPA”) and the regulations of the Federal Communications Commission. The TCPA regulates the delivery of live and prerecorded telemarketing calls, non-marketing calls to cell phones through the use of an automated telephone dialing system, fax advertisements and text messages. For example, under the TCPA, it is unlawful to make many of these types of communications without the prior consent of the recipient. The TCPA also established a federal do-not-call registry with the Telemarketing Sales Rule. The number of lawsuits related to alleged violations of the TCPA have increased significantly in the U.S. in recent years. While the Company maintains policies and procedures reasonably designed to comply with the TCPA, the Company has been subject, and may continue to be subject, to legal actions alleging violations of the TCPA. While the Company believes such actions have been without merit, there is no guarantee that an adverse outcome in such matters would not have an adverse impact on the Company.

U.S. State and Local Regulations

Pawn Business - The Company operates pawn stores in 25 U.S. states and the District of Columbia, all of which have licensing and/or fee regulations on pawnshop operations and employees, and are subject to regular state level regulatory audits. In general, state statutes and regulations establish licensing requirements for pawnbrokers and may regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, reporting of daily transactions, and adherence to local law enforcement “do-not-buy-lists” by checking databases created and maintained by law enforcement.

AFF Business - In addition to federal regulatory oversight, currently, nearly every state specifically regulates LTO transactions via state statutes and regulations. This includes states in which AFF operates through existing merchant partners. The scope of state LTO regulation, including permissible rental rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the total cost of ownership and fees that may be charged. Most state LTO laws require LTO companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of an item, any other charges that may be imposed and miscellaneous other items. The more restrictive state LTO laws limit the retail price for an item, limit the total cost of ownership that a customer may be required to pay to obtain ownership of an item, and/or regulate the "cost-of-rental" amount that LTO companies may charge on LTO transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Where licensing or registration is required, the Company is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of leases and other administrative enforcement actions.

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

With respect to AFF’s servicing of the Bank’s loans in which AFF holds an interest in the receivables, certain state statutes and regulations require that AFF maintain certain licenses and provide periodic reporting of activities related to that servicing activity. As a result of such licensure, AFF may also be subject to periodic supervisory examination by the applicable state regulator to review AFF’s business activities during the servicing process for compliance with applicable state laws. Failure to maintain required licenses or act in compliance with applicable law may result in adverse findings, including potential enforcement, as well as refunds of excess charges, monetary penalties, revocation of licenses, and other administrative or enforcement actions.

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

FirstCash Website

The Company’s primary corporate website is www.firstcash.com. The Company makes available, free of charge, at its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (“SEC”). The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Risk Factor Summary

Risks Related to the Company’s Strategy, Business and Operations

•The Company faces significant competition from banks, credit unions, internet-based lenders, point-of-sale consumer finance companies, other short-term consumer lenders, LTO companies, general and specialty retailers, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company.
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

Risks Related to the Company’s Regulatory, Legislative and Legal Environment

•The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America and consumer finance companies that serve credit-constrained consumers, like the Company, face increasing regulatory scrutiny under the current presidential administration in the U.S. and regulatory environment.
•The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.
•The Company is the subject of a lawsuit initiated by the CFPB alleging violations of the MLA and the Company’s predecessor company’s consent order with the CFPB and related securities litigation.
•If AFF’s originating bank partner model is successfully challenged or deemed impermissible, it could be found to be in violation of licensing, interest rate limit, lending or brokering laws and face penalties, fines, determination that certain of the loans are void or voidable, litigation or regulatory enforcement.
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
•The sale and pawning of firearms, ammunition and certain related accessories is subject to current and potential regulation and exposes the Company to reputational and litigation risk if such firearms, ammunition and related accessories are utilized in the commission of a crime.

Risks Related to the AFF Business

•The AFF business is dependent on merchant partners for its transaction volume, and its growth is primarily driven by the success of its existing merchant partners and its ability to attract additional merchants and retain and grow its relationships with its existing merchant partners.
•The AFF business derives a significant portion of its revenue from several top merchant partners. The loss of business, transaction volumes or platform support from one or more of these top merchant partners could have a material adverse effect on the AFF business.
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

Risks Related to Tax and Financial Matters

•The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.
•Adverse changes in interest rates could negatively impact the Company’s operating results.
•Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.
•The Company’s financial position and results of operations may change significantly due to fluctuations in currency exchange rates in Latin American markets.
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
•A material worsening of the COVID-19 pandemic or other health emergency and government stimulus programs related thereto could materially and adversely impact the Company’s business and results of operations.
•Climate change, including increased frequency of extreme weather events, and related regulations could adversely affect the Company’s business and damage our reputation.

Strategic and Business Risks

Increased competition from other pawnshops, point-of-sale consumer finance companies, other short-term consumer lenders, other LTO companies, governmental entities and other organizations offering similar financial services and retail products offered by the Company could adversely affect the Company’s results of operations.

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

Furthermore, the Company’s retail pawn operations have many competitors, such as retailers of new and pre-owned merchandise, other pawnshops, thrift shops, online retailers of new and pre-owned merchandise, online classified advertising sites, social media platforms and online auction sites. Many consumers view these competitors as a safer, more price-competitive or convenient option for acquiring similar products to what the Company sells. AFF also competes with many of these retailers for consumers desiring to purchase lower cost merchandise for cash or on credit.

In Mexico, the Company’s pawn stores also compete directly with government-sponsored or affiliated non-profit foundations operating pawn stores. The Mexican government could take regulatory or administrative actions that would harm the Company’s ability to compete profitably in the Mexico market.

Increased competition or aggressive marketing and pricing practices by these competitors could result in decreased revenue, margins and inventory turnover rates in the Company’s retail operations.

A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such decreases could adversely affect the Company’s results of operations.

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base and merchant partners, in the case of the AFF business, the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, weather events, public health and safety issues, fuel prices, interest rates, government sponsored economic stimulus programs, social welfare or benefit programs, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. The AFF business also competes in an industry that is subject to significant technological change and disruption and AFF’s ability to meet the needs of both merchants and consumers is dependent on its ability to adequately adapt and respond to these changes.

The Company’s retail sales depend in large part on sufficient inventory levels driven primarily by forfeited collateral on pawn loans. If demand for pawn loans decreases, inventory levels typically decline, which can negatively impact retail sales.

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

The Company has historically grown, in large part, through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate or in lines of business that are new to the Company, which could make the successful consummation and integration of any such acquisitions more difficult. Acquisition targets may also become increasingly scarce in future periods or harder to acquire at attractive valuations. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition has the risk that the Company may not realize a return on the acquisition or the Company’s investment.

The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy.

The Company’s future success, including its ability to achieve its growth and profitability goals, is dependent on the ability of its management team to execute on its long-term business strategy, which requires them to, among other things: (1) pursue organic growth by opening new pawn stores and expanding AFF’s network of merchant partners, (2) identify attractive acquisition opportunities, close on such acquisitions on favorable terms and successfully integrate acquired businesses, (3) encourage and improve customer traffic at its pawn stores and the utilization of AFF’s products with its existing merchant partners, (4) improve the customer experience at its pawn stores and for AFF’s merchant partners and customers, (5) enhance productivity of its pawn stores, including through investments in technology, (6) control expenses in line with current projections, (7) keep pace with technological change and improve the Company’s proprietary pawn point-of-sale and loan management system and AFF’s proprietary lease and loan management system and decisioning platform, and (8) effectively maintain its compliance programs and respond to regulatory developments and changes that impact its business. Failure of management to execute its business strategy could negatively impact the Company’s business, growth prospects, financial condition or results of operations. Further, if the Company’s growth is not effectively managed, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement its business strategy and successfully conduct its operations.

Operational Risks

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel.

The Company depends on its senior management to execute its business strategy and oversee its operations. The Company’s senior management team has significant pawn industry experience in both Latin America and the United States as well as public company experience, which the Company believes is unique in the pawn industry. Furthermore, AFF’s senior management team provides the Company with significant experience with retail POS payment solutions for credit-constrained customers. The loss of services of any of the members of the Company’s senior management, including AFF’s management, could adversely affect the Company’s business until a suitable replacement can be found, if at all. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms. Furthermore, a significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations.

The Company depends on hiring, training and retaining an adequate number of qualified employees to run its businesses.

The Company’s pawn business relies heavily on hourly retail employees along with supervisory employees, while AFF relies heavily on sales, information technology, data science and customer service employees. The Company must attract, train, and retain a large number of employees, while at the same time controlling labor costs. In particular, the Company’s in-store positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s pawn stores. There has also been an increase in labor shortages and competition for employees, especially with respect to the Company’s hourly in-store employees, including from retailers and the restaurant industries. The Company also faces meaningful competition for AFF’s salesforce, information technology, call center and data science teams. The lack of availability of adequate employees or the Company’s inability to attract and retain qualified employees, or an increase in wages and benefits to current employees could adversely affect its business, results of operations, cash flows and financial condition.

Furthermore, federal, state or local legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs, fines and, in Mexico, additional costs associated with labor agreements, unions and profit sharing requirements, would increase the Company’s labor costs, which could have a material adverse effect on its business, prospects, results of operations and financial condition.

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

An important component of the Company’s business involves collection, storage, use, disclosure, processing, transfer and other handling of a wide variety of sensitive, regulated and/or confidential information, including personally identifiable information, for various purposes in its business. The Company has historically acquired and maintained minimal personal information with respect to its pawn customers (primarily name, address and date of birth). AFF obtains additional personal information, including social security numbers, dates of birth, bank account and payment card information and data from consumer reporting agencies (including credit report information) from its customers, increasing the potential risk of unauthorized access to such confidential information. The Company is under constant threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber-attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to prevent future attacks and investigate actual attacks, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the Company’s implementation of significant security measures, including the use of encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third-parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Moreover, the Company may be unable to anticipate cyber attacks, react in a timely manner, or implement adequate preventative or remedial measures. Although the Company monitors its systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that its monitoring efforts will be effective. While the Company has not experienced any material losses relating to cyber attacks or other information security breaches to date, the Company and AFF have been the subject of attempted hacking and cyber attacks and there can be no assurance that the Company will not suffer significant losses or reputational harm in the future.

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

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories, including gold and other precious metals, in most of its pawn stores and certain storage and processing locations. As a result, the Company is subject to the risk of employee and third-party robberies, riots, looting, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks and utilizes various security measures at its facilities, there can be no assurance that robberies, riots, looting, burglaries and thefts will not occur. Robberies, riots, looting, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. However, the insurance program generally has large deductibles and may not be adequate to cover all such losses. The Company could also experience liability or adverse publicity arising from such crimes. Any such event may have a material and adverse effect on the Company’s business, prospects, results of operations and financial condition.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed point-of-sale and loan management system that is in use in its pawn stores and its proprietary application and decisioning technology that is used by the AFF business. The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

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

This seasonality requires the Company to manage its cash flows over the course of the year. If a governmental authority were to pursue economic stimulus actions or issue additional tax refunds, tax credits or other transfer payments at other times during the year, such actions could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition during these periods. If the Company’s revenues were to fall substantially below what it would normally expect during certain periods, the Company’s annual financial results, its ability to borrow on its unsecured credit facilities, and its ability to service its debt obligations or fund its operations, including originations for the AFF business, could be adversely affected.

The failure or inability of third-parties who provide products, services or support to the Company to maintain their products, services or support could disrupt Company operations or result in a loss of revenue.

The Company’s operations and cash management are dependent upon the Company’s ability to maintain retail banking services, treasury management services and borrowing relationships with commercial banks. Actions by federal regulators in the U.S. and Latin American countries where the Company operates have caused many commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other businesses in the pawn, LTO and consumer finance industries. The Company also relies significantly on outside vendors to provide services related to financial transaction processing (including credit and debit card processors), utilities, store security, armored transport, precious metal smelting, data and voice networks and other information technology products and services. The failure or inability of any of these third-party financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

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

In the past, this heightened regulatory scrutiny by the Justice Department, the FDIC and other regulators has caused some banks and ACH payment processors to cease doing business with consumer finance companies who are operating legally, without regard to whether those companies are complying with applicable laws, simply to avoid the risk of heightened scrutiny or even litigation. These actions have reduced the number of banks and payment processors who provide commercial banking services, credit facilities and ACH payment processing services which could conceivably make it increasingly difficult to find banking partners and payment processors in the future and/or lead to significantly increased costs for capital and these services. Furthermore, the Company also relies on credit card companies and payment processors for a significant portion of its retail sales as well as payments on its pawn loans, LTO, RISA and bank loan products. These companies may decide to cease doing business with the Company due to regulatory or reputational concerns. If the Company is unable to maintain access to needed services on favorable terms, the Company would have to materially alter, or possibly discontinue, some or all of its business if alternative processors are not available.

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

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. Federal and state regulatory authorities are increasingly focused on consumer finance and retail POS payment products for credit-constrained consumers such as those offered by the Company. The Company faces the risk that restrictions or limitations on pawn loans and retail POS payment products resulting from the enactment, change, interpretation or enforcement of laws and regulations in the U.S. or Latin America could have a negative effect on the Company’s business activities. In addition, certain consumer advocacy groups, federal, state and local legislators and governmental agencies have also asserted that rules, laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions, POS payment products and buy/sell agreements to consumers. Moreover, the Company expects the current presidential administration in the U.S. to devote substantial attention to consumer protection matters, including more aggressive enforcement actions, and, as a result, businesses transacting with credit-constrained consumers could be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing the Company’s industry are adopted. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative, administrative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

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

The Company is the subject of a lawsuit initiated by the CFPB alleging violations of the MLA and the Company’s predecessor company’s 2013 CFPB consent order and a purported securities class action and derivative action.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA. The CFPB also alleges that FirstCash, Inc. violated a 2013 CFPB order against its predecessor company that, among other things, required the predecessor company to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company, which motion remains pending. On April 27, 2022, the Company filed a motion for partial summary judgment, which remains pending. On October 24, 2022, the Company filed a motion to dismiss the lawsuit due to the funding structure of the CFPB, which the motion alleges is unconstitutional. This motion to dismiss follows the recent decision by the Fifth Circuit Court of Appeals, where the U.S. District Court for the Northern District of Texas sits, finding that the CFPB is unconstitutionally structured based upon its funding mechanism. The motion to dismiss remains pending. On November 4, 2022, the case was stayed pending the CFPB appeal of the Fifth Circuit ruling to the United States Supreme Court. While the Company intends to vigorously defend itself against the allegations in the case, it cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations from the lawsuit may have on the Company. An unfavorable determination in the lawsuit could result in the payment of substantial monetary damages, which could have a material effect on the Company’s business, results of operations or financial condition. The Company may also be required to modify its business practices in the event of an unfavorable determination in the lawsuit, which could result in increased operational costs and negatively impact demand for its products and customer satisfaction. Further, the legal costs associated with the lawsuit, which may not be covered by insurance, and the amount of time required to be spent by management and the Board on this matter, even if the Company is ultimately successful, could have a material effect on its business, financial condition and results of operations.

Following the announcement of the CFPB’s action, the Company has become subject to a purported securities class action and derivative action related to the CFPB’s lawsuit and may become subject to further related litigation. On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors, including that the Company failed to disclose in public statements that the Company engaged in widespread and systemic violations of the MLA. The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. On June 8, 2022, the Company and named defendants filed a motion to dismiss, which remains pending.

The Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on July 19, 2022 in the United States District Court for the Northern District of Texas and styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the Benefit of Geri D. Treppel and Larry A. Treppel, Derivatively on Behalf of FirstCash Holdings, Inc., v. Rick L. Wessel, et. al, Case 4:22-cv-00623-P (N.D. Tex). The complaint makes similar allegations as the Litigation and alleges a single count for breach of fiduciary duty against the named derivative defendants. The action does not quantify any alleged damages, but, in addition to attorneys’ fees and costs and certain equitable relief, the derivative plaintiff seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. On August 8, 2022, the court stayed all proceedings in this derivative action pending the disposition of any motion to dismiss filed in the Litigation. On November 1, 2022, the putative plaintiff dismissed Jorge Montanõ from the action without prejudice.

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

Also, where a company is alleged to have violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and certain state regulators to bring civil actions to remedy alleged violations of law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or confidential memorandums of understanding against or with the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results. Furthermore, under the current presidential administration in the U.S., the CFPB has been more aggressive in their exercise of the enforcement powers making it more likely, as evidenced by the CFPB’s action against the Company related to alleged violations of the MLA, that future enforcement actions will be brought against consumer finance companies providing services and products to credit-constrained customers.

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

Loans originated through the Bank’s program accounted for 4% of the Company’s total revenues during 2022. AFF relies on its originating bank partner model to comply with various federal, state and other laws. If the legal structure underlying AFF’s relationship with the Bank was successfully challenged, it may be found to be in violation of state licensing requirements and state laws regulating interest rates and fees, as well as disclosures. In the event of such a challenge or if its arrangements with the Bank were to end for any reason, AFF would need to find and rely on an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a bank charter, offer consumer loans and/or be subject to the interest rate limitations of certain states.

AFF could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through AFF’s platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the Bank is deemed the true lender.

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

The Company or its subsidiaries has been, is, or may become involved in lawsuits, regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding, audits, other actions arising in the ordinary course of business, including those related to consumer financial protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiples of damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

Because the Company accepts firearms as pawn collateral and buys and sells firearms, ammunition and certain related accessories in many of its U.S. pawn locations, the Company is required to comply with federal, state and local laws and regulations pertaining to the pawning, purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases or pawns a firearm that is later used in a deadly shooting.

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

Furthermore, the Company may incur losses and reputational damage due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law, the selling of firearms or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities, state or federal agencies or other organizations attempting to recover damages or costs from firearms retailers relating to the sale or misuse of firearms. Furthermore, if any firearms sold by the Company are used in the commitment of any crimes or mass shootings, it could result in significant adverse media attention against the Company, have a material adverse impact on the reputation of the Company and result in material litigation against the Company. Commencement of such lawsuits or any adverse media attention against the Company could have a material adverse effect on its business, reputation, prospects, results of operations and financial condition.

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

Foreign Operations Risks

The Company’s financial position and results of operations may change significantly due to fluctuations in currency exchange rates in Latin American markets.

The Company derives significant revenue, earnings and cash flow from operations in Latin America, where business operations are transacted primarily in Mexican pesos, and in Guatemalan quetzales and Colombian pesos to a lesser extent. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiaries’ functional currencies. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s Latin American subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the Latin American currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiaries’ functional currencies. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located near the Mexican border. For a detailed discussion of the impact of fluctuations in currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2022, the Company had 1,771 store locations in Latin America, including 1,682 in Mexico, 61 in Guatemala, 14 in Colombia and 14 in El Salvador, and the Company plans to open or acquire additional stores in Latin America in the future. In addition, AFF owns a customer service call center operating in Jamaica and utilizes third-party call center services located in the Dominican Republic and Mexico. Doing business in each of these countries involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations, among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including areas involving commercial transactions and foreign investment. As a result, actions or events could occur in these foreign countries that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

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

If AFF is not able to retain its existing merchant partners, attract additional merchants and expand revenue and volume of transactions from existing merchants, it will not be able to continue to grow its business, and its business, results of operations, financial condition and future prospects would be materially and adversely affected.

AFF derives a significant portion of its revenue from several top merchant partners. The loss of business from one or more of these top merchant partners could have a material adverse effect on the AFF business.

Historically, AFF has relied on a limited number of merchant partners for a significant portion of its total revenues and transaction volume. AFF’s top five merchant partners accounted for an aggregate of 5% of 2022 revenues and future revenues and transaction volume of AFF may be similarly concentrated. The loss of any of these top merchant partners or groups of merchant partners for any reason, or a change of relationship with any of AFF’s key merchant partners could adversely affect the results of operations of the AFF business.

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

Accounting, Tax and Financial Risks

The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2022, including the Company's senior unsecured notes and the Company’s unsecured credit facilities, the Company had outstanding principal indebtedness of $1,389.0 million and availability of $278.8 million under its unsecured credit facilities, subject to certain financial covenants. The Company's level of indebtedness could:

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

Any of the foregoing impacts of the Company’s level of indebtedness could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company’s borrowings under its unsecured credit facilities bear interest at variable rates based on a fixed spread over the prevailing secured overnight rate (“SOFR”) and, as a result of the recent increase in interest rates, the Company’s borrowing expenses under its unsecured credit facilities increased in 2022. The Company expects borrowing expenses in 2023 to further increase from 2022 levels due to interest rates remaining higher for the entire year.

Furthermore, the Company has, in the past, accessed the debt capital markets to refinance existing debt obligations and to obtain capital to finance growth. However, the Company’s future access to the debt capital markets could become restricted due to a variety of factors, including a deterioration of the Company’s performance or financial condition, regulatory challenges facing the Company or industry, overall industry prospects or changes in debt capital markets or the economy generally and a general bias of some large banks against lending to companies operating in the pawn and specialty finance industries. Inability to access the credit markets on acceptable terms, if at all, could have a material adverse effect on the Company’s financial condition and ability to fund future growth.

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

At December 31, 2022, the Company had $1,581.4 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2022, approximately 59% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 50% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

General Economic and Market Risks

General economic conditions may have a material adverse impact on the Company’s business and financial results.

The Company’s business and financial results are dependent on overall economic conditions in the geographies in which it operates. In particular, the Company’s business relies heavily on consumer spending, both with respect to retail sales at its pawnshops and demand for AFF’s products to facilitate purchases at its merchant partners. A sustained or rapid downturn in economic conditions generally results in lower consumer confidence and demand for discretionary consumer goods and services weakening demand for AFF’s products and also demand for pre-owned merchandise sold in the Company’s pawnshops. While demand for pawn loans generally remains strong in periods of economic uncertainty, there is no guarantee that such demand would not decrease in future downturns. Furthermore, in periods of economic expansion and high employment, demand for pawn loans can suffer.

The current economic environment, characterized by rising inflation, higher interest rates, declines in consumer confidence and uncertainly about economic stability and a potential recession, has adversely affected demand for AFF’s products through 2022 and we expect these trends to continue with respect to AFF. While retail sales at the Company’s pawnshops, due in part to the “deep value” nature of the products sold at its pawnshops, and demand for pawn loans have not been adversely affected by such economic trends in 2022, there is no guarantee that they will not be adversely affected should economic conditions deteriorate further. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. Furthermore, labor shortages and inflation have also increased operating costs, having a negative effect on the Company’s margins. In addition, government stimulus programs in response to COVID-19 had an adverse impact on pawn loan demand and any future stimulus programs could have a similar adverse impact.

Furthermore, economic conditions and demand may also fluctuate by geographic region. The current geographic concentration of the Company’s pawn stores and AFF’s merchant partners creates exposure to local economies and politics, and regional downturns, including with respect to Latin American economies and politics, which tend to be more volatile than the U.S. economy. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

The ongoing COVID-19 pandemic and government stimulus programs in response thereto has adversely impacted, and any material worsening thereof or other health related emergency could continue to impact, the Company’s business and results of operations.

While the level of disruption caused by, and the economic impact of, the COVID-19 pandemic lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus, or another health-related emergency will not emerge. Any worsening of the pandemic, a new health-related emergency and their effects on the economy could further impact consumer, business, and government spending as well as customer demand for pawn loans and the Company’s retail finance products on an ongoing basis, each of which could adversely impact its business and operations in future periods.

The price of the Company’s common stock may fluctuate significantly.

The market price of the Company’s common stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond the Company’s control. The Company may fail to meet the expectations of its stockholders or securities analysts at some point in the future and its stock price could decline as a result. This volatility may prevent investors from being able to sell their common stock at or above the price they paid for their common stock.

In addition, the stock markets in general have experienced volatility recently that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Following the announcement of the CFPB’s action, the Company has become subject to a purported securities class action and derivative litigation related to the CFPB’s lawsuit and may become subject to further litigation. An unfavorable result in these matters could have a material impact on the Company’s financial condition and results of operations.

Inclement weather, natural disasters or health epidemics can adversely impact the Company’s operating results.

The occurrence of weather events and natural disasters such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales, pawn loan and pawn redemption activities and LTO, RISA and installment loan originations and have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition. Furthermore, the frequency and severity of these weather events and natural disasters may increase as a result of climate change.

Climate change could adversely affect the Company’s business and damage its reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions the Company will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in the Company becoming subject to new or heightened regulatory requirements. Any such new or heightened requirements could result in increased regulatory, compliance or other costs. The Company’s business, reputation and ability to attract and retain employees may also be harmed if the Company’s response to climate change is perceived to be ineffective or insufficient.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at prices that the Company believes are attractive, whether through store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2022, the Company owned the real estate and buildings for 298 of its pawn stores and its Company’s corporate headquarters building in Fort Worth, Texas.

As of December 31, 2022, the Company leased 2,590 pawn store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging between 2023 and 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2022. For more information about the Company’s pawn store locations, see “Item 1. Business—Pawn Store Locations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	50,000	July 31, 2027	$50
Administrative offices	Coppell, Texas	26,000	June 30, 2029	47
Administrative offices	Mexico City, Mexico	8,000	March 31, 2024	19

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

On February 1, 2023, there were approximately 221 stockholders of record of the Company’s common stock.

In February 2023, the Company’s Board declared a $0.33 per share first quarter cash dividend on common shares outstanding, or an aggregate of $15.3 million based on the December 31, 2022 share count, to be paid on February 28, 2023 to stockholders of record as of February 14, 2023. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

Issuer Purchases of Equity Securities

During 2022, the Company repurchased a total of 2,204,000 shares of common stock at an aggregate cost of $157.9 million and an average cost per share of $71.63, and during 2021, repurchased 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company intends to continue repurchases under its active share repurchase programs, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock during each month a share repurchase program was in effect during the three months ended December 31, 2022 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans
October 1 through October 31, 2022	169,000	$77.78	169,000	$14,353
November 1 through November 30, 2022	—	—	—	14,353
December 1 through December 31, 2022	—	—	—	14,353
Total	169,000	77.78	169,000

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2022 (dollars in thousands):

Plan Announcement Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2022	Dollar Amount Purchased in 2022	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2021	March 28, 2022	$100,000	1,048,000	$72,217	$—
April 28, 2022	Currently active	100,000	1,156,000	85,647	14,353
October 27, 2022	Currently active	100,000	—	—	100,000
Total			2,204,000	$157,864	$114,353

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2017 through December 31, 2022, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2017 and assuming the reinvestment of all dividends on the date paid). The Company has previously included a peer group index, however, believes the comparison to the above mentioned industry-based indexes is a more applicable comparison. As a result, the performance graph below does not include a peer group index. Note that historic performance is not necessarily indicative of future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s primary business line is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. The Company is the leading operator of pawn stores in the U.S. and Latin America. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

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

Business operations in Mexico, Guatemala and Colombia are transacted in Mexican pesos, Guatemalan quetzales and Colombian pesos. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar. The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2022		2021		2020
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.4	6%	20.6	(4)%	19.9
Twelve months ended	20.1	1%	20.3	6%	21.5

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.9	(3)%	7.7	1%	7.8
Twelve months ended	7.7	—%	7.7	—%	7.7

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,810	(21)%	3,981	(16)%	3,433
Twelve months ended	4,253	(14)%	3,742	(1)%	3,693

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

The Company’s merchandise sales are primarily retail sales to the general public in its pawn stores. The Company records sales revenue at the time of the sale. The Company presents merchandise sales net of any sales or value-added taxes collected. Some jewelry inventory is melted and processed at third-party facilities, and the precious metal and diamond content is sold at either prevailing market commodity prices or a previously agreed upon price with a commodity buyer. The Company records revenue from these wholesale scrap jewelry transactions when a price has been agreed upon and the Company ships the commodity to the buyer.

Leased merchandise and revenue recognition - The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise and making all scheduled payments due through the minimum lease holding period, which is typically 60 days. Leased merchandise contracts can typically be renewed for between six and 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

Lease income is recognized over the lease term and is recorded net of any sales taxes collected. Charges for late fees and insufficient fund fees are recognized as income when collected. Initial direct costs related to the Companyʼs lease agreements are added to the basis of the leased property and recognized over the lease term in proportion to the recognition of lease income. The Company typically charges the customer a non-refundable processing fee at lease inception and may also receive a discount from or pay a premium to certain merchant partners for leases originated at their locations, which are deferred and amortized using the straight-line method, as adjustments to lease income over the contractual life of the related leased merchandise. Unamortized fees, discounts and premiums are recognized in full upon early buyout or charge-off.

The Company accrues lease income earned but not yet collected as accrued rent receivable, which is included in accounts receivable, net in the accompanying consolidated balance sheets. Alternatively, lease payments received in excess of the amount earned are recognized as deferred revenue, which is included in customer deposits and prepayments in the accompanying consolidated balance sheets. Customer payments are first applied to applicable sales tax and scheduled lease payments, then applied to any uncollected fees, such as late fees and insufficient fund fees. The Company collects sales taxes on behalf of the customer and remits all applicable sales taxes collected to the respective jurisdiction.

Provision for lease losses - The Company records a provision for lease losses on an allowance method, which estimates the leased merchandise losses incurred but not yet identified by management as of the end of the accounting period. The allowance for lease losses is based primarily upon historical loss experience, with consideration given to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The Company charges off leased merchandise when a lease is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the leased merchandise at the point in time it is deemed uncollectible.

Finance receivables and revenue recognition - The Company purchases and services retail finance receivables, the term of which typically range from six and 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

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

The Company offers customers an early payoff discount on most of its finance receivables, whereby the customer has between 90 and 105 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

Provision for loan losses - Expected lifetime losses on finance receivables are recognized upon loan purchase, which requires the Company to make its best estimate of probable lifetime losses at the time of purchase. The Company segments its finance receivable portfolio into pools of receivables with similar risk characteristics, which include loan product and monthly origination vintage, and evaluates each pool for impairment.

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

Business combinations - Business combination accounting requires the Company to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The total consideration of the acquisition is allocated to the assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition consideration is classified as goodwill. This allocation process requires extensive use of estimates and assumptions. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the assets acquired and liabilities assumed in connection with a business acquisition, in determining appropriate amortization methods and periods for identified intangible assets and in determining the fair value of contingent consideration, which is reviewed at each subsequent reporting period with changes in the fair value of the contingent consideration recognized in the consolidated statement of income. See Note 3 of Notes to Consolidated Financial Statements.

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company historically assessed goodwill for impairment as of December 31 each year. In 2022, the Company changed the date of its annual goodwill impairment assessment to October 1 to allow for operational expediency. The Company believes the change in goodwill impairment testing date does not represent a material change to its method of applying an accounting principle in light of its internal controls and requirements to assess goodwill impairment upon certain triggering events. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology. See Note 14 of Notes to Consolidated Financial Statements.

The Company’s other material, indefinite-lived intangible assets consist of certain trade names and pawn licenses. The Company performs its indefinite-lived intangible asset impairment assessment annually as of December 31, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of an indefinite-lived intangible asset below its carrying amount. See Note 14 of Notes to Consolidated Financial Statements.

Results of Operations

2022 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2022	2021	2022	2021
Revenue	$2,728,942	$1,698,965	$2,771,599	$1,700,673
Net income	$253,495	$124,909	$245,737	$161,479
Diluted earnings per share	$5.36	$3.04	$5.19	$3.94
EBITDA (non-GAAP measure)	$496,860	$244,098	$437,344	$289,631
Weighted-average diluted shares	47,330	41,024	47,330	41,024

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and earning assets, which consist of pawn loans, finance receivables, inventories and leased merchandise, as of and for the years ended December 31, 2022, 2021 and 2020 (in millions, except per share amounts):

Net Income
$300
$225
$150
$75
$0
$107
$125
$125
$161
$253
$246
2020
2021
2022
Net Income
Adjusted Net Income*

Diluted Earnings Per Share
$6.00
$4.50
$3.00
$1.50
$0.00
$2.56
$3.01
$3.04
$3.94
$5.36
$5.19
2020
2021
2022
EPS
Adjusted EPS*

EBITDA
$500
$400
$300
$200
$100
$0
$214
$237
$244
$290
$497
$437
2020
2021
2022
EBITDA*
Adjusted EBITDA*

Earning Assets
$1,000
$750
$500
$250
$0
$499
$936
$936
2020
2021
2022
Earning Assets

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2022 Compared to the Twelve Months Ended December 31, 2021

The COVID-19 pandemic and government responses thereto had an initial adverse and material impact on pawn loan demand in 2020, which negatively impacted pawn receivables, inventories and revenues. This initial adverse impact in pawn loan demand was offset in large part by a positive impact in merchandise sales, especially among stay-at-home products, which were enhanced by federal stimulus payments directly to consumers. Throughout 2021 and 2022, as the contributory impacts of the pandemic normalized, pawn loan demand steadily recovered and pawn receivables, inventories and revenues are now ahead of pre-pandemic levels. Inflationary pressures on the Company’s customer base helped drive further demand for consumer credit, especially among its customer base, which contributed to the recovery in pawn loan demand.

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2022 and 2021. For similar operating and financial data and discussion of the Company’s 2021 results compared to its 2020 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022.

Stores included in the same-store calculations presented in the U.S. pawn segment and Latin America pawn segment sections below are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the reporting period. Also included are stores that were relocated, during the applicable period, within a specified distance and are serving the same market, where there is not a significant change in store size, and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store.

U.S. Pawn Segment

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of December 31, 2022 as compared to December 31, 2021 (dollars in thousands, except as otherwise noted):

	As of December 31,
	2022	2021	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$282,089	$256,311	10%
Inventories	202,594	197,486	3%
	$484,683	$453,797	7%

Average outstanding pawn loan amount (in ones)	$247	$222	11%

Composition of pawn collateral:
General merchandise	30%	34%
Jewelry	70%	66%
	100%	100%

Composition of inventories:
General merchandise	41%	45%
Jewelry	59%	55%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	2.7 times	2.8 times

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the year ended December 31, 2022 compared to the year ended December 31, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Year Ended
	December 31,
	2022	2021	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$818,548	$742,374	10%
Pawn loan fees	373,416	305,350	22%
Wholesale scrap jewelry sales	63,004	27,163	132%
Total revenue	1,254,968	1,074,887	17%

Cost of revenue:
Cost of retail merchandise sold	478,718	416,039	15%
Cost of wholesale scrap jewelry sold	54,893	22,886	140%
Total cost of revenue	533,611	438,925	22%

Net revenue	721,357	635,962	13%

Segment expenses:
Operating expenses	407,039	380,895	7%
Depreciation and amortization	23,205	22,234	4%
Total segment expenses	430,244	403,129	7%

Segment pre-tax operating income	$291,113	$232,833	25%

Operating metrics:
Retail merchandise sales margin	42%	44%
Net revenue margin	57%	59%
Segment pre-tax operating margin	23%	22%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 10% to $818.5 million during 2022 compared to $742.4 million for 2021. Same-store retail sales increased 8% during 2022 compared to 2021. The increase in total and same-store retail sales was primarily due to increased inventory levels during 2022 compared to 2021 and greater demand for value-priced consumer goods, with such demand driven in part by inflationary pressures on the Company’s customers. During 2022, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 44% during 2021. The comparative margin in 2021 was historically high as a result of lower inventory levels in 2021, especially in the first half of the year, which limited the need for normal discounting.

U.S. inventories increased 3% from $197.5 million at December 31, 2021 to $202.6 million at December 31, 2022. The increase was primarily due to the increase in store count. Inventories aged greater than one year in the U.S. were 1% at both December 31, 2022 and 2021.

Pawn Lending Operations

U.S. pawn loan receivables as of December 31, 2022 increased 10% in total and 8% on a same-store basis compared to December 31, 2021. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn loan demand to pre-pandemic levels, combined with inflationary pressures driving additional demand for consumer credit.

U.S. pawn loan fees increased 22% to $373.4 million during 2022 compared to $305.4 million for 2021. Same-store pawn fees increased 20% during 2022 compared to 2021. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables which reflected the continued recovery in pawn loan receivables to pre-pandemic levels, combined with inflationary pressures driving additional demand for consumer credit.

Segment Expenses

U.S. store operating expenses increased 7% to $407.0 million during 2022 compared to $380.9 million during 2021, and same-store operating expenses increased 5% compared with the prior-year period. The increase in operating expenses was primarily due to inflationary increases in wages and other certain operating costs and increased store-level incentive compensation driven by increased revenues and segment profit during 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for 2022 was $291.1 million, which generated a pre-tax segment operating margin of 23% compared to $232.8 million and 22% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected a 13% increase in net revenue, further leveraged by a 7% increase in segment expenses.

Latin America Pawn Segment

Latin American results of operations for 2022 compared to 2021 benefited from a 1% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2022 compared to December 31, 2021 also benefited from a 6% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment as of December 31, 2022 as compared to December 31, 2021 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,
	As of December 31,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$108,528	$91,662	18%	$102,573	12%
Inventories	85,745	65,825	30%	81,013	23%
	$194,273	$157,487	23%	$183,586	17%

Average outstanding pawn loan amount (in ones)	$83	$77	8%	$79	3%

Composition of pawn collateral:
General merchandise	67%	67%
Jewelry	33%	33%
	100%	100%

Composition of inventories:
General merchandise	71%	68%
Jewelry	29%	32%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.2 times

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (dollars in thousands). Operating expenses include salary and benefit expense of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Year Ended
	Year Ended			December 31,
	December 31,			2022	Increase
	2022	2021	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$447,523	$391,875	14%	$444,463	13%
Pawn loan fees	187,974	170,432	10%	186,673	10%
Wholesale scrap jewelry sales	39,969	30,027	33%	39,969	33%
Total revenue	675,466	592,334	14%	671,105	13%

Cost of revenue:
Cost of retail merchandise sold	288,449	247,425	17%	286,487	16%
Cost of wholesale scrap jewelry sold	33,411	26,243	27%	33,162	26%
Total cost of revenue	321,860	273,668	18%	319,649	17%

Net revenue	353,606	318,666	11%	351,456	10%

Segment expenses:
Operating expenses	193,254	179,020	8%	192,151	7%
Depreciation and amortization	18,325	17,834	3%	18,283	3%
Total segment expenses	211,579	196,854	7%	210,434	7%

Segment pre-tax operating income	$142,027	$121,812	17%	$141,022	16%

Operating metrics:
Retail merchandise sales margin	36%	37%		36%
Net revenue margin	52%	54%		52%
Segment pre-tax operating margin	21%	21%		21%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 14% (13% on a constant currency basis) to $447.5 million during 2022 compared to $391.9 million for 2021. Same-store retail sales increased 13% (12% on a constant currency basis). The increase in total and same-store retail sales was primarily due to increased inventory levels during 2022 compared to 2021 and greater demand for value-priced consumer goods, with such demand driven in part by inflationary pressures on the Company’s customers. The gross profit margin on retail merchandise sales was 36% during 2022 compared to 37% during 2021.

Latin America inventories increased 30% (23% on a constant currency basis) from $65.8 million at December 31, 2021 to $85.7 million at December 31, 2022. The increase was primarily due to lower-than-normal inventory balances at December 31, 2021 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at both December 31, 2022 and 2021.

Pawn Lending Operations

Latin America pawn loan receivables increased 18% (12% on a constant currency basis) as of December 31, 2022 compared to December 31, 2021, on both a total and same-store basis. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn loan demand during 2022 to pre-pandemic levels.

Latin America pawn loan fees increased 10% (also 10% on a constant currency basis), totaling $188.0 million during 2022 compared to $170.4 million for 2021. Same-store pawn fees increased 9% (also 9% on a constant currency basis) during 2022 compared to 2021. The increase in total and same-store constant currency pawn loan fees was primarily due to the continued recovery of pawn loan receivables.

Segment Expenses

Store operating expenses increased 8% (7% on a constant currency basis) to $193.3 million during 2022 compared to $179.0 million during 2021, reflecting continued store growth and inflationary pressure on labor and other operating expenses during the current period. Same-store operating expenses increased 7% (6% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for 2022 was $142.0 million, which generated a pre-tax segment operating margin of 21% compared to $121.8 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income reflected an 11% increase in net revenue, further leveraged by an 8% increase in segment expenses and a 1% favorable change in the average value of the Mexican peso.

Retail POS Payment Solutions Segment

The Company completed the AFF Acquisition on December 17, 2021, and the results of operations of AFF have been consolidated since the acquisition date. As a result of purchase accounting, AFF’s as reported earning assets, consisting of finance receivables and leased merchandise, contain significant fair value adjustments as of December 31, 2021. The fair value adjustments to AFF’s acquired earning assets were fully amortized during 2022.

Finance Receivables, Net

The following tables provide a detail of finance receivables as reported and as adjusted to exclude the impacts of purchase accounting as of December 31, 2022 and 2021 (in thousands):

	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
As of December 31, 2022
Finance receivables, before allowance for loan losses	$188,327	$—	$188,327
Less allowance for loan losses	(84,833)	—	(84,833)
Finance receivables, net	$103,494	$—	$103,494

As of December 31, 2021
Finance receivables, before allowance for loan losses (1)	$256,595	$(42,657)	$213,938
Less allowance for loan losses	(75,574)	—	(75,574)
Finance receivables, net	$181,021	$(42,657)	$138,364

(1)As reported acquired finance receivables were recorded at fair value in conjunction with purchase accounting. Adjustment represents the difference between the original amortized cost basis and fair value of the remaining acquired finance receivables.

Finance receivables, before allowance for loan losses decreased 27% as of December 31, 2022 compared to December 31, 2021. The decrease was primarily due to fair value purchase accounting related items included in the December 31, 2021 balance that were fully amortized during 2022 and therefore not included in the December 31, 2022 balance. On an adjusted basis, excluding the impacts of fair value purchase accounting, finance receivables, before allowance for loan losses decreased 12% as of December 31, 2022 compared to December 31, 2021, which was primarily due to a mix-shift in AFF’s earning assets towards the LTO product and macroeconomic retail headwinds experienced in many of AFF’s retail merchant partners during 2022, including elevated inflation and generally lower consumer spending. Those declines were partially offset by an increase in AFF’s active merchant locations offering AFF’s POS payment solutions during 2022.

The allowance for loan losses increased 12% as of December 31, 2022 compared to December 31, 2021. The increase was primarily due to a mix-shift in AFF’s finance receivables towards the bank-originated installment loans, which are typically utilized by merchant partners financing services as opposed to personal property and tend to have slightly higher charge-off rates than the RISA product, and the macroeconomic headwinds described above resulting in a more challenging credit environment in 2022 compared to 2021.

Leased Merchandise, Net

The following tables provide a detail of leased merchandise as reported and as adjusted to exclude the impacts of purchase accounting as of December 31, 2022 and 2021 (in thousands):

	As Reported (GAAP)	Adjustments	Adjusted (Non-GAAP)
As of December 31, 2022
Leased merchandise, before allowance for lease losses	$233,974	$—	$233,974
Less allowance for lease losses	(79,576)	—	(79,576)
Leased merchandise, net (1)	$154,398	$—	$154,398

As of December 31, 2021
Leased merchandise, before allowance for lease losses (2)	$149,386	$53,829	$203,215
Less allowance for lease losses (3)	(5,442)	(61,526)	(66,968)
Leased merchandise, net	$143,944	$(7,697)	$136,247

(1)Includes $1.1 million of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. For further detail, see earning assets detail in Note 17 of Notes to Consolidated Financial Statements.

(2)As reported acquired leased merchandise was recorded at fair value (which includes estimates for charge-offs) in conjunction with purchase accounting. Adjustment represents the difference between the original depreciated cost and fair value of the remaining acquired leased merchandise.

(3)As reported allowance for lease losses as of December 31, 2021 represents the provision for lease losses for leases originated between December 17, 2021 and December 31, 2021. Adjustment represents the remaining allowance for lease losses of acquired leased merchandise, which is included in the fair value of the acquired leased merchandise described in (2) above.

Leased merchandise, before allowance for lease losses increased 57% as of December 31, 2022 compared to December 31, 2021. The increase was primarily due to fair value purchase accounting as noted in the footnotes to the table above. On an adjusted basis, excluding the impacts of fair value purchase accounting, leased merchandise, before allowance for lease losses increased 15% as of December 31, 2022 compared to December 31, 2021, which was primarily due to a mix-shift in AFF’s earning assets towards the LTO product and an increase in AFF’s active merchant locations offering AFF’s POS payment solutions during 2022. Those increases were partially offset by macroeconomic retail headwinds experienced in many of AFF’s retail merchant partners during 2022, including elevated inflation and generally lower consumer spending.

The allowance for lease losses increased to $79.6 million as of December 31, 2022 compared to $5.4 million as of December 31, 2021. The increase was primarily due to fair value purchase accounting as noted in the footnotes to the table above. On an adjusted basis, excluding the impacts of fair value purchase accounting, the allowance for lease losses increased 19%, which was primarily due to the increase in the gross leased merchandise and the macroeconomic headwinds, described above, resulting in a more challenging credit environment in 2022 compared to 2021.

AFF’s as reported results of operations contain significant purchase accounting impacts. The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the year ended December 31, 2022 (in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Year Ended December 31, 2022
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$622,163	$—	$622,163
Interest and fees on finance receivables	181,280	42,657	223,937
Total revenue	803,443	42,657	846,100

Cost of revenue:
Depreciation of leased merchandise	354,104	(7,697)	346,407
Provision for lease losses	140,118	—	140,118
Provision for loan losses	118,502	—	118,502
Total cost of revenue	612,724	(7,697)	605,027

Net revenue	190,719	50,354	241,073

Segment expenses:
Operating expenses	128,616	—	128,616
Depreciation and amortization	2,912	—	2,912
Total segment expenses	131,528	—	131,528

Segment pre-tax operating income	$59,191	$50,354	$109,545

The following table presents segment pre-tax operating income as reported and as adjusted to exclude the impacts of purchase accounting for the period from December 17, 2021 through December 31, 2021 (in thousands).

	December 17, 2021 - December 31, 2021
	As Reported		Adjusted
	(GAAP)	Adjustments	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$22,720	$—	$22,720
Interest and fees on finance receivables	9,024	1,708	10,732
Total revenue	31,744	1,708	33,452

Cost of revenue:
Depreciation of leased merchandise	12,826	(404)	12,422
Provision for lease losses	5,442	—	5,442
Provision for loan losses (1)	48,952	(44,250)	4,702
Total cost of revenue	67,220	(44,654)	22,566

Net revenue (loss)	(35,476)	46,362	10,886

Segment expenses:
Operating expenses	4,917	—	4,917
Depreciation and amortization	122	—	122
Total segment expenses	5,039	—	5,039

Segment pre-tax operating income (loss)	$(40,515)	$46,362	$5,847

(1)As reported provision for loan losses includes the establishment of the initial allowance for expected lifetime credit losses for acquired finance receivables not considered purchased credit deteriorated, which is recorded as an expense in the provision for loan losses. See Note 3 of Notes to Consolidated Financial Statements.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the year ended December 31, 2022 as compared to the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31,		Increase /
	2022	2021	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income (loss):
U.S. pawn	$291,113	$232,833	25%
Latin America pawn	142,027	121,812	17%
Retail POS payment solutions (1)	59,191	(40,515)	246%
Intersegment eliminations (2)	(1,096)	—	—%
Consolidated segment pre-tax operating income	491,235	314,130	56%

Corporate expenses and other income:
Administrative expenses	147,943	111,259	33%
Depreciation and amortization	59,390	5,716	939%
Interest expense	70,708	32,386	118%
Interest income	(1,313)	(696)	89%
(Gain) loss on foreign exchange	(585)	436	(234)%
Merger and acquisition expenses	3,739	15,449	(76)%
Gain on revaluation of contingent acquisition consideration	(109,549)	(17,871)	(513)%
Other expenses (income), net	(2,731)	949	(388)%
Total corporate expenses and other income	167,602	147,628	14%

Income before income taxes	323,633	166,502	94%

Provision for income taxes	70,138	41,593	69%

Net income	$253,495	$124,909	103%
(1)The AFF segment results are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $109.5 million for 2022 and $5.8 million for 2021. The year ended December 31, 2021 includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 17 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 33% to $147.9 million during 2022 compared to $111.3 million during 2021, primarily due to the AFF Acquisition. As a percentage of revenue, administrative expenses decreased from 7% during 2021 to 5% during 2022.

Corporate depreciation and amortization expenses increased 939% to $59.4 million during 2022 compared to $5.7 million in 2021, primarily due to $56.7 million in amortization expense during 2022, the majority of which related to identified intangible assets in the AFF Acquisition, compared to $2.1 million during 2021.

Interest expense increased 118% to $70.7 million during 2022 compared to $32.4 million for 2021, primarily due to an increase in the Company’s outstanding senior unsecured notes and higher interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 11 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased to $3.7 million during 2022 compared to $15.4 million during 2021, reflecting timing of transaction costs primarily related to the AFF Acquisition in 2021. Approximately $1.5 million of the 2022 expense related to pawn acquisitions.

The Company revalues the contingent consideration related to the AFF Acquisition to fair value at the end of each reporting period, with changes in the fair value recognized in the consolidated statements of income. During 2022 and 2021, the Company recognized gains of $109.5 million and $17.9 million, respectively, as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition. There was no remaining fair value for contingent consideration at December 31, 2022. See Note 3 and Note 6 of Notes to Consolidated Financial Statements for additional information about the contingent consideration related to the AFF Acquisition.

Consolidated effective income tax rates for 2022 and 2021 were 21.7% and 25.0%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S.-sourced income, primarily a result of the AFF Acquisition and increased earnings in 2022 from the U.S. pawn segment, which is taxed at a lower rate than the Latin American countries in which the Company operates. In addition, the Company realized an $8.0 million foreign permanent tax benefit in 2022, compared to $6.3 million in 2021, related to an increased inflation index adjustment allowed in Mexico as a result of elevated inflation in Mexico, which started during the latter half of 2021 and increased further in 2022. The Company also recognized a $4.6 million permanent domestic tax benefit during 2022 pursuant to the $109.5 million gain on revaluation of certain contingent consideration related to the AFF Acquisition as described above. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Capital Requirements

The Company’s primary capital requirements include:

•Expand pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisition of pawn stores and purchases of real estate at existing locations;
•Expand retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
◦Return of capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology-related capital expenditures, general corporate operating activities, income tax payments and debt service, among others. While the Company expects some level of net de-leveraging by the end of 2023, net interest expense is expected to increase in 2023 compared to 2022 due to higher floating interest rates on the borrowings under the revolving credit facilities. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items in the short-term over the next 12 months and also in the long-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion through the growth of earning assets at existing locations, new store openings and acquisitions. For 2023, the Company expects approximately 60 new store additions, in Latin America through de novo openings, and another four stores are expected to be opened in the U.S. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During 2022, the Company acquired 30 pawn stores in the U.S. and one store in Guatemala for an aggregate purchase price of $73.0 million, net of cash acquired and subject to future post-closing adjustments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions, as opportunities arise at reasonable valuations. The Company purchased the real estate at 44 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $82.9 million during 2022.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes. In addition to utilizing cash flows generated from their own operations to fund expected 2023 growth, AFF has access to the additional sources of liquidity described below if needed to fund further expansion activities.

Return of Capital to Shareholders

In February 2023, the Company’s Board declared a $0.33 per share first quarter cash dividend on common shares outstanding, or an aggregate of $15.3 million based on the December 31, 2022 share count, to be paid on February 28, 2023 to stockholders of record as of February 14, 2023. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During 2022, the Company repurchased 2,204,000 shares of common stock at an aggregate cost of $157.9 million and an average cost per share of $71.63, and during 2021, repurchased 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company has approximately $14.4 million of remaining availability under its currently authorized stock repurchase program authorized in April 2022. In October 2022, the Board approved an additional share repurchase authorization of up to $100 million of common shares, of which the entire $100 million is currently remaining. While the Company intends to continue repurchases under its active share repurchase programs, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of December 31, 2022, the Company’s primary sources of liquidity were $117.3 million in cash and cash equivalents and $278.8 million of available and unused funds under the Company's revolving unsecured credit facilities, subject to certain financial covenants (see Note 11 of Notes to Consolidated Financial Statements). The Company had working capital of $835.1 million as of December 31, 2022.

The Company’s cash and cash equivalents as of December 31, 2022 included $37.4 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations. The Company elected to repatriate cash of $47.5 million from certain foreign subsidiaries during 2022.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, interest rates, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Item 1. Business—Governmental Regulation.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 50% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flow provided by operating activities	$469,305	$223,304	$222,264
Cash flow used in investing activities	(336,443)	(744,637)	(20,352)
Cash flow (used in) provided by financing activities	(139,273)	576,993	(186,502)

	As of December 31,
	2022	2021	2020
Working capital	$835,133	$737,151	$418,159
Current ratio	3.8:1	2.9:1	3.0:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $246.0 million, or 110%, from $223.3 million for 2021 to $469.3 million for 2022, due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows), and an increase in net income of $128.6 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $408.2 million, or 55%, from $744.6 million during 2021 to $336.4 million during 2022. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing pawn stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and finance receivables, are included in investing activities. The portion of the AFF Acquisition consideration paid in cash, net of cash acquired, was $25.0 million. The Company also paid $71.8 million in cash related to current and prior-year pawn store acquisitions, $35.6 million for furniture, fixtures, equipment and improvements and $82.9 million for discretionary pawn store real property purchases during 2022 compared to $462.1 million, $81.8 million, $42.0 million and $79.5 million in 2021, respectively. The Company funded a net increase in pawn loans of $35.8 million during 2022 and $73.3 million during 2021. The Company funded a net increase in finance receivables of $85.4 million during 2022 and $5.8 million during 2021.
Cash Flow Used in Financing Activities

Net cash provided by financing activities decreased $716.3 million, or 124%, from net cash provided by financing activities of $577.0 million during 2021 to net cash used in financing activities of $139.3 million during 2022. Net borrowings on the credit facilities were $80.0 million during 2022 compared to net borrowings of $136.0 million during 2021. During 2022, the Company paid debt issuance costs of $1.8 million. During 2021, the Company received $550.0 million in proceeds from the private offering of senior unsecured notes which were used primarily to fund the AFF Acquisition and pay $10.6 million in debt issuance costs. The Company funded $157.9 million for share repurchases and paid dividends of $59.6 million during 2022, compared to funding $49.6 million of share repurchases and dividends paid of $47.5 million during 2021. During 2021, the Company paid $1.7 million in withholding taxes on net share settlements of restricted stock awards and stock options exercised and received $0.4 million in proceeds from the exercise of stock options.

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

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S.-dollar-denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates, resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses (i) because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and (ii) to improve comparability of current periods presented with prior periods.

In conjunction with the Cash America Merger in 2016, the Company recorded certain lease intangibles related to above- or below-market lease liabilities of Cash America, which are included in the operating lease right of use asset on the consolidated balance sheets. As the Company continues to opportunistically purchase real estate from landlords at certain Cash America stores, the associated lease intangible, if any, is written off and gain or loss is recognized. The Company has adjusted the applicable financial measures to exclude these gains or losses given the variability in size and timing of these transactions and because they are non-cash, non-operating gains or losses. The Company believes this improves comparability of operating results for current periods presented with prior periods.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2022		2021		2020
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$253,495	$5.36	$124,909	$3.04	$106,579	$2.56
Adjustments, net of tax:
Merger and acquisition expenses	2,878	0.06	11,872	0.29	991	0.02
Non-cash foreign currency (gain) loss related to lease liability	(930)	(0.02)	451	0.01	874	0.02
AFF purchase accounting adjustments (1)	82,432	1.74	37,278	0.91	—	—
Gain on revaluation of contingent acquisition consideration (2)	(90,035)	(1.91)	(13,761)	(0.33)	—	—
Other expenses (income), net	(2,103)	(0.04)	730	0.02	6,979	0.17
Loss on extinguishment of debt	—	—	—	—	9,037	0.22
Accrual of pre-merger Cash America income tax liability	—	—	—	—	693	0.02
Adjusted net income and diluted earnings per share	$245,737	$5.19	$161,479	$3.94	$125,153	$3.01

(1)See detail of the AFF purchase accounting adjustments in tables below.

(2)See Note 3 and Note 6 of Notes to Consolidated Financial Statements.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2022			2021			2020
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$3,739	$861	$2,878	$15,449	$3,577	$11,872	$1,316	$325	$991
Non-cash foreign currency (gain) loss related to lease liability	(1,329)	(399)	(930)	644	193	451	1,249	375	874
AFF purchase accounting adjustments (1)	107,055	24,623	82,432	48,413	11,135	37,278	—	—	—
Gain on revaluation of contingent acquisition consideration	(109,549)	(19,514)	(90,035)	(17,871)	(4,110)	(13,761)	—	—	—
Other expenses (income), net	(2,731)	(628)	(2,103)	949	219	730	9,064	2,085	6,979
Loss on extinguishment of debt	—	—	—	—	—	—	11,737	2,700	9,037
Accrual of pre-merger Cash America income tax liability	—	—	—	—	—	—	—	(693)	693
Total adjustments	$(2,815)	$4,943	$(7,758)	$47,584	$11,014	$36,570	$23,366	$4,792	$18,574

(1)The following table details AFF purchase accounting adjustments (in thousands):

	Year Ended December 31,
	2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$42,657	$9,811	$32,846	$1,708	$392	$1,316
Amortization of fair value adjustment on acquired leased merchandise	7,697	1,772	5,925	404	93	311
Amortization of acquired intangible assets	56,701	13,040	43,661	2,051	472	1,579
Provision for loan losses (establish initial allowance for expected lifetime credit losses for non-purchase credit deteriorated (”PCD”) loans)	—	—	—	44,250	10,178	34,072
Total AFF purchase accounting adjustments	$107,055	$24,623	$82,432	$48,413	$11,135	$37,278

The fair value adjustments on acquired finance receivables and leased merchandise resulted from the recognition of these acquired assets at fair value in purchase accounting, the amortization of which is non-cash. The fair value adjustments related to acquired finance receivables and acquired leased merchandise were fully amortized as of December 31, 2022. The acquired intangible assets will be amortized through 2028.

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

	Year Ended December 31,
	2022	2021	2020
Net income	$253,495	$124,909	$106,579
Income taxes	70,138	41,593	37,120
Depreciation and amortization	103,832	45,906	42,105
Interest expense	70,708	32,386	29,344
Interest income	(1,313)	(696)	(1,540)
EBITDA	496,860	244,098	213,608
Adjustments:
Merger and acquisition expenses	3,739	15,449	1,316
Non-cash foreign currency (gain) loss related to lease liability	(1,329)	644	1,249
AFF purchase accounting adjustments (1)	50,354	46,362	—
Gain on revaluation of contingent acquisition consideration	(109,549)	(17,871)	—
Other expenses (income), net	(2,731)	949	9,064
Loss on extinguishment of debt	—	—	11,737
Adjusted EBITDA	$437,344	$289,631	$236,974

(1)Excludes $56.7 million and $2.1 million of amortization expense related to identifiable intangible assets as a result of the AFF Acquisition for the twelve months ended December 31, 2022 and 2021, respectively, which is already included in the add-back of depreciation and amortization to net income used to calculate EBITDA.

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

Free cash flow and adjusted free cash flow are commonly used by investors as additional measures of cash, generated by business operations, that may be used to repay scheduled debt maturities and debt service or, following payment of such debt obligations and other non-discretionary items, that may be available to invest in future growth through new business development activities or acquisitions, repurchase stock, pay cash dividends or repay debt obligations prior to their maturities. These metrics can also be used to evaluate the Company’s ability to generate cash flow from business operations and the impact that this cash flow has on the Company’s liquidity. However, free cash flow and adjusted free cash flow have limitations as analytical tools and should not be considered in isolation or as a substitute for cash flow from operating activities or other income statement data prepared in accordance with GAAP. The following table reconciles cash flow from operating activities to free cash flow and adjusted free cash flow (unaudited, in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities	$469,305	$223,304	$222,264
Cash flow from investing activities:
Pawn loans, net (1)	(35,817)	(73,340)	105,418
Finance receivables, net	(85,353)	(5,844)	1,590
Purchases of furniture, fixtures, equipment and improvements	(35,586)	(42,022)	(37,543)
Free cash flow	312,549	102,098	291,729
Merger and acquisition expenses paid, net of tax benefit	2,878	11,872	991
Adjusted free cash flow	$315,427	$113,970	$292,720

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

Retail POS Payment Solutions Segment Purchase Accounting Adjustments

Management believes the presentation of certain retail POS payment solutions segment metrics, adjusted to exclude the impacts of purchase accounting, provides investors with greater transparency and provides a more complete understanding of AFF’s financial performance and prospects for the future by excluding the impacts of purchase accounting, which management believes is non-operating in nature and not representative of AFF’s core operating performance. See the retail POS payment solutions segment tables in “Results of Operations” above for additional reconciliation of certain amounts adjusted to exclude the impacts of purchase accounting to as reported GAAP amounts.

Additionally, the following table provides a reconciliation of consolidated total revenue, presented in accordance with GAAP, to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenue, as reported	$2,728,942	$1,698,965	$1,631,284
AFF purchase accounting adjustments (1)	42,657	1,708	—
Adjusted total revenue	$2,771,599	$1,700,673	$1,631,284

(1)Adjustment relates to the net amortization of the fair value premium on acquired finance receivables, which is recognized as an adjustment to interest income on an effective yield basis over the lives of the acquired finance receivables. See the retail POS payment solutions segment tables in “Results of Operations” above for additional segment-level reconciliations.

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

Effects of Inflation

During 2022, the Company does not believe inflation had a material effect on the Company’s results of operations or on the volume of pawn loans originated by the Company or AFF’s transaction volume. Widely reported inflation has occurred, however, and may be ongoing into the foreseeable future. Depending on the severity and persistence of these inflationary pressures, the Company could see a negative impact on its customers’ ability to pay for its goods and services, including an impact on the collectability of its accounts receivable which could result in increased charge-offs of AFF’s finance receivables and leased merchandise, as well as increases in wages and other operating costs. However, inflationary economic environments could also benefit the Company by increasing customer demand for value-priced products, lending services in its pawn stores and demand for POS payment solutions provided by AFF.

Seasonality

The Company’s business is subject to seasonal variations, and operating results for each quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of pawn service fees in the third and fourth quarter of each year due to pawn loan balance growth. Pawn service fees generally decline in the first and second quarter of each year after the typical repayment period of pawn loans due to statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. In addition, AFF customers generally exercise the early buyout option on their existing lease or finance receivable more frequently during the first quarter due to tax refund proceeds. Retail sales are seasonally higher in the fourth quarter associated with holiday shopping and, to a lesser extent, in the first quarter due to tax refunds in the U.S.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry, as are most of the wholesale scrap jewelry sales. At December 31, 2022, the Company held approximately $144.2 million in jewelry inventories, which were primarily gold, representing 50% of total inventory. In addition, approximately $230.5 million, or 59%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2022, approximately $466.6 million, or 37%, was from jewelry sales. During 2022, the average market price of gold slightly increased from $1,799 to $1,800 per ounce. The price of gold at December 31, 2022 was $1,814 per ounce compared to $1,806 at December 31, 2021. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers if forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar-translated basis, Latin America revenues and cost of revenues accounted for 25% and 22%, respectively, of consolidated amounts for the year ended December 31, 2022. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar, and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and, to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America pawn operations as expressed in U.S. dollars. For the year ended December 31, 2022, the Company’s Latin America revenues and pre-tax operating income would have been approximately $4.4 million and $1.0 million lower, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2021. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2022 was 20.1 to 1 compared to 20.3 to 1 in 2021 and 21.5 to 1 in 2020. A one point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2022 annual earnings by approximately $3.0 million. The impact of foreign exchange rates in Guatemala and Colombia is not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk for its long-term unsecured lines of credit. At December 31, 2022, the Company had $339.0 million outstanding under its U.S. revolving line of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over SOFR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and repriced with any changes in SOFR or TIIE. Based on the $339.0 million in outstanding borrowings at December 31, 2022, a 1% (100 basis points) increase in interest rates would have increased the Company’s annual interest expense by approximately $3.4 million for 2022.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2022, the fair value of the Company’s fixed rate debt was approximately $932.0 million and the outstanding principal of the Company’s fixed rate debt was $1,050.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2022 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of the Company’s internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (3) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2022, has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM US LLP’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

Except for integrating AFF into the Company’s internal controls over financial reporting, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash Holdings, Inc. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022 and the related notes to the consolidated financial statements of the Company and our report dated February 6, 2023 expressed an unqualified opinion.

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
February 6, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Matters and Director Compensation” and “Delinquent Section 16(a) Reports,” contained in the Company’s Proxy Statement, to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders, to be held on or about June 8, 2023 (the “2023 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Business Combination Agreement, dated as of October 27, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc., Atlantis Merger Sub, Inc., American First Finance, Inc., Doug Rippel and the other seller parties thereto. *	8-K	001-10960	2.1	11/01/2021
2.2	First Amendment, dated as of December 6, 2021, to that certain Business Combination Agreement, dated as of October 27, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc., Atlantis Merger Sub, Inc., American First Finance, Inc., Doug Rippel and the other seller parties thereto. *	8-K	001-10960	2.1	12/07/2021
2.3	Agreement and Plan of Merger, dated December 16, 2021, by and among FirstCash, Inc., FirstCash Holdings, Inc. and Atlantis Merger Sub, Inc.	8-K12B	001-10960	2.1	12/16/2021
3.1	Amended and Restated Certificate of Incorporation	DEF 14A	0-19133	B	04/29/2004
3.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	001-10960	3.1	09/02/2016
3.3	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.4	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.3	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.4	First Supplemental Indenture, dated November 17, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A.	8-K	001-10960	4.1	12/07/2021
4.5	Indenture, dated as of December 13, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A. (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	12/13/2021
4.6	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017
10.7	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.8	Employment Agreement, dated July 30, 2018, between Raul Ramos and FirstCash, Inc. *	10-Q	001-10960	10.1	08/01/2018
10.9	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.10	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.11	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.12	Employment Agreement, dated January 28, 2020, between Daniel R. Feehan and FirstCash, Inc. *	10-K	001-10960	10.16	02/03/2020
10.13	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	11/10/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	Fifth Amendment to Amended and Restated Credit Agreement, dated December 8, 2021, by and among FirstCash, Inc., the guarantors and lenders listed herein and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/13/2021
10.15	Assignment and Assumption Agreement, dated December 16, 2021, between FirstCash, Inc. and FirstCash Holdings, Inc.	8-K12B	001-10960	10.1	12/16/2021
10.16	Registration Rights Agreement, dated as of December 17, 2021, by and among FirstCash Holdings, Inc. and certain seller parties thereto	8-K	001-10960	10.1	12/17/2021
10.17	Employment Agreement, dated February 25, 2022, between Rick L. Wessel and FirstCash Holdings, Inc. *	10-K	001-10960	10.17	02/28/2022
10.18	Employment Agreement, dated February 25, 2022, between T. Brent Stuart and FirstCash Holdings, Inc. *	10-K	001-10960	10.18	02/28/2022
10.19	Employment Agreement, dated February 25, 2022, between R. Douglas Orr and FirstCash Holdings, Inc. *	10-K	001-10960	10.19	02/28/2022
10.20	Employment Agreement, dated February 25, 2022, between Howard F. Hambleton and FirstCash Holdings, Inc. *	10-K	001-10960	10.20	02/28/2022
10.21	Sixth Amendment to Amended and Restated Credit Agreement, dated August 30, 2022, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	08/31/2022
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2023	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 6, 2023

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2023

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 6, 2023

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 6, 2023

/s/ MARTHEA DAVIS Marthea Davis	Director	February 6, 2023

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 6, 2023

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 6, 2023

/s/ JAMES H. GRAVES James H. Graves	Director	February 6, 2023

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 6, 2023

/s/ DOUGLAS R. RIPPEL Douglas R. Rippel	Director	February 6, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 6, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses—finance receivables
As described in Notes 2 and 7 to the consolidated financial statements, the Company established an allowance for credit losses on its finance receivable portfolios of $84.8 million as of December 31, 2022, which was estimated using the Company’s current expected credit loss (CECL) model. Loan losses on finance receivables were estimated and recognized upon purchase of the receivable, based on expected loan losses for the life of the receivable. The Company’s CECL model segmented the finance receivable population into monthly pools of receivables and estimated the allowance for loan losses by applying modeled loss rates primarily derived from internal, historical cumulative loss experience from comparable economic cycles, then adjusted by qualitative factors to address recent and forecasted business trends. Qualitative factors to address recent and forecasted business trends included, but were not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for loan losses on finance receivables was subjective and required management to make significant judgements related to the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends. Specifically, incorporating observable and forecasted economic conditions could have a material impact on the measurement of the allowance for loan losses to the extent that forecasted economic conditions change significantly. We identified the allowance for loan losses on finance receivable portfolios as a critical audit matter as auditing the judgements surrounding the selection of modeled loss rates and adjustments to address recent and forecasted business trends was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for loan losses on finance receivables, specifically the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for loan losses, including the qualitative factors and application of modeled loss rates, and tested such controls for design and operating effectiveness, including controls related to management’s review of the qualitative factors and application of modeled loss rates and approval of the allowance for loan losses calculation.
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

Allowance for lease losses—leased merchandise
As described in Notes 2 and 8 to the consolidated financial statements, the Company established an allowance for lease losses on its portfolio of merchandise subject to operating leases of $79.2 million as of December 31, 2022, representing estimated losses from uncollectible rental agreements. The Company estimated this reserve based on a combination of historical losses and expected future losses that gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

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

Our audit procedures related to the Company’s allowance for lease losses on merchandise subject to operating leases, specifically the selection and application of historical losses and adjustments for expected future losses, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for lease losses, including the adjustments for expected future losses and application of historical losses, and tested such controls for design and operating effectiveness, including controls related to management’s review of the adjustments for expected future losses and application of historical losses and approval of the allowance for lease losses calculation.
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

Dallas, Texas
February 6, 2023

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$117,330	$120,046
Accounts receivable, net	57,792	55,356
Pawn loans	390,617	347,973
Finance receivables, net	103,494	181,021
Inventories	288,339	263,311
Leased merchandise, net	153,302	143,944
Prepaid expenses and other current assets	19,788	17,707
Total current assets	1,130,662	1,129,358

Property and equipment, net	538,681	462,526
Operating lease right of use asset	307,009	306,061
Goodwill	1,581,381	1,536,178
Intangible assets, net	330,338	388,184
Other assets	9,415	8,531
Deferred tax assets, net	7,381	5,614
Total assets	$3,904,867	$3,836,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$139,460	$244,327
Customer deposits and prepayments	63,125	57,310
Lease liability, current	92,944	90,570
Total current liabilities	295,529	392,207

Revolving unsecured credit facilities	339,000	259,000
Senior unsecured notes	1,035,698	1,033,904
Deferred tax liabilities, net	151,759	126,098
Lease liability, non-current	203,115	203,166
Other liabilities	—	13,950
Total liabilities	2,025,101	2,028,325

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
57,322 and 57,322 shares issued, respectively;
46,292 and 48,479 shares outstanding, respectively	573	573
Additional paid-in capital	1,734,528	1,724,956
Retained earnings	1,060,603	866,679
Accumulated other comprehensive loss	(106,573)	(131,299)
Common stock held in treasury, 11,030 and 8,843 shares at cost, respectively	(809,365)	(652,782)
Total stockholders’ equity	1,879,766	1,808,127
Total liabilities and stockholders’ equity	$3,904,867	$3,836,452

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Retail merchandise sales	$1,261,136	$1,134,249	$1,075,518
Pawn loan fees	561,390	475,782	457,517
Leased merchandise income	622,163	22,720	—
Interest and fees on finance receivables	181,280	9,024	2,016
Wholesale scrap jewelry sales	102,973	57,190	96,233
Total revenue	2,728,942	1,698,965	1,631,284

Cost of revenue:
Cost of retail merchandise sold	764,553	663,464	641,087
Depreciation of leased merchandise	353,495	12,826	—
Provision for lease losses	139,502	5,442	—
Provision for loan losses	118,502	48,952	(488)
Cost of wholesale scrap jewelry sold	88,304	49,129	79,546
Total cost of revenue	1,464,356	779,813	720,145

Net revenue	1,264,586	919,152	911,139

Expenses and other income:
Operating expenses	728,909	564,832	562,158
Administrative expenses	147,943	111,259	110,931
Depreciation and amortization	103,832	45,906	42,105
Interest expense	70,708	32,386	29,344
Interest income	(1,313)	(696)	(1,540)
(Gain) loss on foreign exchange	(585)	436	884
Merger and acquisition expenses	3,739	15,449	1,316
Gain on revaluation of contingent acquisition consideration	(109,549)	(17,871)	—
Other expenses (income), net	(2,731)	949	10,505
Loss on extinguishment of debt	—	—	11,737
Total expenses and other income	940,953	752,650	767,440

Income before income taxes	323,633	166,502	143,699

Provision for income taxes	70,138	41,593	37,120

Net income	$253,495	$124,909	$106,579

Earnings per share:
Basic	$5.37	$3.05	$2.57
Diluted	5.36	3.04	2.56

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$253,495	$124,909	$106,579
Other comprehensive income (loss):
Currency translation adjustment	24,726	(12,867)	(21,463)
Comprehensive income	$278,221	$112,042	$85,116

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2021	57,322	$573	$1,724,956	$866,679	$(131,299)	8,843	$(652,782)	$1,808,127
Shares issued under share-based compensation plan	—	—	(1,281)	—	—	(17)	1,281	—
Share-based compensation expense	—	—	10,853	—	—	—	—	10,853
Net income	—	—	—	253,495	—	—	—	253,495
Cash dividends ($1.26 per share)	—	—	—	(59,571)	—	—	—	(59,571)
Currency translation adjustment	—	—	—	—	24,726	—	—	24,726
Purchases of treasury stock	—	—	—	—	—	2,204	(157,864)	(157,864)
As of 12/31/2022	57,322	$573	$1,734,528	$1,060,603	$(106,573)	11,030	$(809,365)	$1,879,766

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$253,495	$124,909	$106,579
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	353,495	12,826	—
Provision for lease losses	139,502	5,442	—
Provision for loan losses	118,502	48,952	(839)
Share-based compensation expense	10,853	5,150	2,914
Depreciation and amortization expense	103,832	45,906	42,105
Amortization of debt issuance costs	2,962	1,671	1,649
Net amortization of premiums, discounts and unearned origination fees on finance receivables	44,378	1,132	—
Gain on revaluation of contingent acquisition consideration	(109,549)	(17,871)	—
Impairments and dispositions of certain other assets	1,722	949	10,505
Loss on extinguishment of debt	—	—	11,737
Deferred income taxes, net	42,488	10,722	14,476
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(1,217)	(2,492)	5,474
Inventories purchased directly from customers, wholesalers or manufacturers	(3,141)	(27,006)	29,174
Leased merchandise, net	(502,355)	(22,563)	—
Prepaid expenses and other assets	(3,419)	3,094	1,400
Accounts payable, accrued liabilities and other liabilities	19,993	26,180	8,621
Income taxes	(2,236)	6,303	(11,531)
Net cash flow provided by operating activities	469,305	223,304	222,264
Cash flow from investing activities:
Pawn loans, net (1)	(35,817)	(73,340)	105,418
Finance receivables, net	(85,353)	(5,844)	1,590
Purchases of furniture, fixtures, equipment and improvements	(35,586)	(42,022)	(37,543)
Purchases of store real property	(82,902)	(79,507)	(45,502)
Portion of AFF Acquisition paid in cash, net of cash acquired	(25,000)	(462,102)	—
Acquisitions of pawn stores, net of cash acquired	(71,785)	(81,822)	(44,315)
Net cash flow used in investing activities	(336,443)	(744,637)	(20,352)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	286,000	560,000	354,425
Repayments of unsecured credit facilities	(206,000)	(424,000)	(569,933)
Issuance of senior unsecured notes	—	550,000	500,000
Redemption of senior unsecured notes	—	—	(300,000)
Redemption premium and other redemption costs on senior unsecured notes	—	—	(8,781)
Debt issuance costs paid	(1,838)	(10,581)	(7,963)
Purchases of treasury stock	(157,864)	(49,610)	(106,970)
Proceeds from exercise of stock options	—	380	1,140
Payment of withholding taxes on net share settlements of restricted stock unit awards and stock options exercised	—	(1,663)	(3,668)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2022	2021	2020
Dividends paid	(59,571)	(47,533)	(44,752)
Net cash flow (used in) provided by financing activities	(139,273)	576,993	(186,502)
Effect of exchange rates on cash	3,695	(1,464)	3,913
Change in cash and cash equivalents	(2,716)	54,196	19,323
Cash and cash equivalents at beginning of the year	120,046	65,850	46,527
Cash and cash equivalents at end of the year	$117,330	$120,046	$65,850

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$52,891	$29,461	$21,033
Income taxes	30,069	24,563	34,186

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$502,964	$430,306	$340,891
Issuance of common stock associated with the AFF Acquisition	—	505,546	—

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

FirstCash Holdings, Inc. (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. On December 17, 2021, the Company completed the acquisition of AFF, which is a leading technology-driven retail POS payment solutions platform primarily focused on providing LTO products. The accompanying audited consolidated results of operations for the year ended December 31, 2022 includes the results of operations for AFF, while the comparable prior-year period includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021, affecting the comparability of 2022 and 2021 amounts. See Note 3 for additional information about the AFF Acquisition.

The Company operates two business lines: pawn operations and retail POS payment solutions which are organized into three reportable segments. The U.S. pawn segment consists of all pawn operations in 25 U.S. states and the District of Columbia, while the Latin America pawn segment consists of all pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in all 50 states in the U.S., the District of Columbia and Puerto Rico.

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

The Company’s retail POS payment solutions segment focuses on providing LTO and retail financing payment options across a large network of traditional and e-commerce retail merchant partners. AFF’s retail merchant partnerships provide consumer goods and services to their shoppers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

Continuing Impact of COVID-19

The COVID-19 pandemic and government responses thereto had an initial adverse and material impact on pawn loan demand in 2020, which negatively impacted pawn receivables, inventories and revenues. This initial adverse impact in pawn loan demand was offset in large part by a positive impact in merchandise sales, especially among stay-at-home products, which were enhanced by federal stimulus payments directly to consumers. Throughout 2021 and 2022, as the contributory impacts of the pandemic normalized, pawn loan demand steadily recovered and pawn receivables, inventories and revenues are now ahead of pre-pandemic levels. Inflationary pressures on the Company’s customer base helped drive further demand for consumer credit especially among its customer base, which contributed to the recovery in pawn loan demand.

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

Cash and cash equivalents - The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2022, the amount of cash associated with indefinitely reinvested foreign earnings was $37.4 million, which is primarily held in Mexican pesos.

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

Layaway plan and deferred revenue - Customers can purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to pawn inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits and prepayments in the accompanying consolidated balance sheets.

Leased merchandise and revenue recognition - The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise and making all scheduled payments due through the minimum lease holding period, which is typically 60 days. Leased merchandise contracts can typically be renewed for between six and 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

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

Finance receivables and revenue recognition - The Company purchases and services retail finance receivables, the term of which typically ranges from six and 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Accrued interest, net of an allowance for uncollectible interest income is included in accounts receivable, net in the accompanying consolidated balance sheets and as of December 31, 2022 and 2021 was $9.8 million and $12.4 million, respectively. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

The Company offers customers an early payoff discount on most of its finance receivables, whereby the customer has between 90 and 105 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

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

Foreign currency transactions - The Company has pawn operations in Latin America, where in Mexico, Guatemala and Colombia, the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S.-dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments, as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has pawn operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2022 was 20.1 to 1 compared to 20.3 to 1 in 2021 and 21.5 to 1 in 2020. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2022, 2021 and 2020 was 7.7 to 1. The average value of the Colombian peso to the U.S. dollar exchange rate for 2022 was 4,253 to 1 compared to 3,742 to 1 in 2021 and 3,693 to 1 in 2020.

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

Goodwill and other indefinite-lived intangible assets - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company historically assessed goodwill for impairment as of December 31 each year. In 2022, the Company changed the date of its annual goodwill impairment assessment to October 1 to allow for operational expediency. The Company believes the change in goodwill impairment testing date does not represent a material change to its method of applying an accounting principle in light of its internal controls and requirements to assess goodwill impairment upon certain triggering events. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology. See Note 14.

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

The Company did not record any impairment loss for the years ended December 31, 2022 and 2021.

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

Advertising - The Company expenses the costs of advertising when incurred. Advertising expense for the years ended December 31, 2022, 2021 and 2020, was $4.1 million, $1.0 million and $1.1 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$253,495	$124,909	$106,579

Denominator:
Weighted-average common shares for calculating basic earnings per share	47,213	40,975	41,502
Effect of dilutive securities:
Stock options and restricted stock unit awards	117	49	98
Weighted-average common shares for calculating diluted earnings per share	47,330	41,024	41,600

Earnings per share:
Basic	$5.37	$3.05	$2.57
Diluted	5.36	3.04	2.56

Use of estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include the accrual for earned but uncollected pawn fees, allowances for lease and loan losses and related lease and loan loss provisions, valuation of acquired assets, assumed liabilities and contingent consideration of acquisitions, evaluation of goodwill and other intangible assets for impairment and current and deferred tax assets and liabilities.

Reclassification - For the purposes of comparability, certain prior year amounts in the consolidated balance sheets have been reclassified in order to conform to the current period presentation.

Recent accounting pronouncements - In March 2020, the Financial Accounting Standards Board issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank-offered rates to alternative reference rates. ASU 2020-04 was effective beginning on March 12, 2020, and the Company could elect to apply the amendments prospectively through December 31, 2022. In December 2022, the Financial Accounting Standards Board issued ASU No 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. As the Company no longer has any LIBOR based contracts (see Note 11), ASU 2020-04 and ASU 2022-06 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

NOTE 3 - ACQUISITIONS

2022 Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during 2022, the Company acquired 30 pawn stores in the U.S. in six separate transactions and one store in Guatemala in a separate transaction. The aggregate purchase price for these acquisitions totaled $73.0 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $69.6 million in cash paid at closing and remaining short-term amounts payable to the sellers of approximately $3.4 million. During 2022, the Company also paid $2.2 million of purchase price amounts payable related to prior-year pawn acquisitions.

The purchase price of each of the 2022 pawn acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair market values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The goodwill arising from these pawn store acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These pawn acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price for these individually immaterial pawn store acquisitions during 2022 (the “2022 Pawn Acquisitions”) is as follows (in thousands):

2022 Pawn Acquisitions
Pawn loans	$7,291
Accounts receivable, net	426
Inventories	11,523
Property and equipment	300
Goodwill (1)	55,455
Intangible assets	310
Current liabilities	(2,329)
Aggregate purchase price	$72,976

(1)Substantially all of the goodwill is expected to be deductible for income tax purposes.

The results of operations for the 2022 Pawn Acquisitions have been consolidated since the respective acquisition dates. During 2022, revenue from the 2022 Pawn Acquisitions was $4.0 million and the net loss from the 2022 Pawn Acquisitions since the acquisition dates (including $1.2 million of transaction costs, net of tax) was approximately $0.2 million. Transaction costs associated with the 2022 Pawn Acquisitions were expensed as incurred and are presented in the consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting and other related third-party costs. Unaudited pro forma financial information reflecting the consolidated results of operations of the Company as if the 2022 Pawn Acquisitions had occurred on January 1, 2021 has not been presented as the 2022 Pawn Acquisitions were not significant in relation to the Company’s consolidated financial position or results of operations.

2021 American First Finance Acquisition

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

In addition to the closing purchase price, the seller parties have the right to receive up to an additional $375.0 million of contingent consideration (the “Contingent Consideration”), which is payable in cash or Company common stock, at the Company’s discretion. In particular, the seller parties had the right to receive up to $250.0 million of additional consideration if AFF achieved certain adjusted EBITDA targets for the period consisting of the fourth quarter of 2021 through the end of 2022. AFF did not achieve the threshold adjusted EBITDA target for the period ending December 31, 2022 and, therefore, the $250.0 million of additional consideration was not earned by the seller parties. The seller parties also have the right to receive up to $50.0 million of additional consideration if AFF achieves certain adjusted EBITDA targets for the first half of 2023. Lastly, the seller parties had the right to receive up to $75.0 million of additional consideration in the event that the highest average stock price of the Company for any 10-day period from December 6, 2021 through February 28, 2023 is less than $86.25. As a result of an increase in the Company’s stock price during October 2022, no such contingent payment to the seller parties is required. See Note 6.

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

During 2022, the Company made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in a decrease in goodwill of $16.9 million. The adjusted purchase price allocation is reflected in the accompanying consolidated balance sheet as of December 31, 2022. The following table details the preliminary purchase price allocation as of December 31, 2021, the measurement period adjustments made during the twelve months ended December 31, 2022 and the final purchase price allocation as of December 31, 2022 (in thousands):

	December 31,	2022	December 31,
	2021	Adjustments	2022
Accounts receivable	$11,660	$—	$11,660
Finance receivables	225,261	—	225,261
Leased merchandise	139,649	—	139,649
Prepaid expenses and other current assets	4,474	(188)	4,286
Property and equipment	11,670	(9)	11,661
Operating lease right of use asset	491	—	491
Goodwill	503,106	(16,901)	486,205
Intangible assets	305,100	—	305,100
Accounts payable and accrued liabilities	(28,357)	(1,116)	(29,473)
Customer deposits and prepayments	(11,014)	—	(11,014)
Lease liability, current	(10)	—	(10)
Deferred tax liabilities (1)	(42,608)	18,214	(24,394)
Lease liability, non-current	(481)	—	(481)
Purchase price	$1,118,941	$—	$1,118,941

(1)Measurement period adjustment is primarily a result of the seller finalizing the ending tax basis in the assets and liabilities acquired, which carried over to the Company.

2021 Pawn Acquisitions

During 2021, the Company acquired 46 pawn stores in the U.S. in three separate transactions and acquired a pawn license that will be used to open a new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $79.5 million, net of cash acquired. The aggregate purchase price was composed of $76.0 million in cash paid at closing and remaining short-term amounts payable to the sellers of approximately $3.5 million.

2021 Unaudited Pro Forma Financial Information

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
•The inclusion in the year ended December 31, 2020 of $15.4 million in acquisition expenses incurred by the Company (excluded from the year ended December 31, 2021); and
•The exclusion of $44.3 million of loan loss provision expense in the year ended December 31, 2021 resulting from the establishment of the initial allowance for expected lifetime credit losses for non-PCD finance receivables acquired in the AFF Acquisition.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2022, 2021 and 2020 was 4.1 years, 4.1 years and 4.0 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2022, 2021 and 2020 was 6.5%, 6.2% and 7.0%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $1.3 million, loss of $0.6 million and loss of $1.2 million during the year ended December 31, 2022, 2021 and 2020, respectively, related to the remeasurement of these U.S.-dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense	$128,174	$125,439	$121,649
Variable lease expense (1)	16,979	16,021	14,444
Total operating lease expense	$145,153	$141,460	$136,093

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2022 (in thousands):

2023	$109,116
2024	86,941
2025	59,971
2026	39,707
2027	17,936
Thereafter	23,501
Total	$337,172
Less amount of lease payments representing interest	(41,113)
Total present value of lease payments	$296,059

The following table details supplemental cash flow information related to operating leases for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$116,225	$114,463	$110,965
Leased assets obtained in exchange for new operating lease liabilities	95,132	110,531	104,576

NOTE 5 - STOCKHOLDERS' EQUITY

During 2022, the Company repurchased a total of 2,204,000 shares of common stock at an aggregate cost of $157.9 million and an average cost per share of $71.63, and during 2021, repurchased 688,000 shares of common stock at an aggregate cost of $49.6 million and an average cost per share of $72.10. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

The following table provides purchases made by the Company of shares of its common stock under each share repurchase program in effect during 2022 (dollars in thousands):

Plan Announcement Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in 2022	Dollar Amount Purchased in 2022	Remaining Dollar Amount Authorized For Future Purchases
January 28, 2021	March 28, 2022	$100,000	1,048,000	$72,217	$—
April 28, 2022	Currently active	100,000	1,156,000	85,647	14,353
October 27, 2022	Currently active	100,000	—	—	100,000
Total			2,204,000	$157,864	$114,353

Total cash dividends paid in 2022 and 2021 were $59.6 million and $47.5 million, respectively. The amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of December 31, 2022 and 2021 that are measured at fair value on a recurring basis are as follows (in thousands):

Estimated Fair Value
	December 31,	Fair Value Measurements Using
	2022	Level 1	Level 2	Level 3
Financial liabilities:
Contingent Consideration	$—	$—	$—	$—

	Estimated Fair Value
	December 31,	Fair Value Measurements Using
	2021	Level 1	Level 2	Level 3
Financial liabilities:
Contingent Consideration (1)	$109,549	$—	$—	$109,549

(1)The current portion of $95.6 million is included in accounts payable and accrued liabilities and the non-current portion of $14.0 million is included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2021.

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

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the year ended December 31, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Contingent Consideration at beginning of period	$109,549	$—
Contingent Consideration issued December 17, 2021 (see Note 3)	—	127,420
Change in fair value (1)	(109,549)	(17,871)
Contingent Consideration at end of period	$—	$109,549

(1)The Company recognized a gain of $109.5 million and $17.9 million during the year ended December 31, 2022 and 2021, respectively, as a result of the change in fair value of the Contingent Consideration (see Note 3), which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income. As further described in Note 3, $325.0 million of the potential $375.0 million in Contingent Consideration was not earned leaving the right to receive up to $50.0 million of additional consideration if AFF achieves certain adjusted EBITDA targets for the first half of 2023, and is the only remaining portion of Contingent Consideration as of December 31, 2022.

There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2022, 2021 and 2020.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of December 31, 2022 and 2021 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,330	$117,330	$117,330	$—	$—
Accounts receivable, net	57,792	57,792	—	—	57,792
Pawn loans	390,617	390,617	—	—	390,617
Finance receivables, net (1)	103,494	201,895	—	—	201,895
	$669,233	$767,634	$117,330	$—	$650,304

Financial liabilities:
Revolving unsecured credit facilities	$339,000	$339,000	$—	$339,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	932,000	—	932,000	—
	$1,389,000	$1,271,000	$—	$1,271,000	$—

(1)Finance receivables, gross as of December 31, 2022 was $196.0 million. See Note 7.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2021	2021	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$120,046	$120,046	$120,046	$—	$—
Accounts receivable, net	55,356	55,356	—	—	55,356
Pawn loans	347,973	347,973	—	—	347,973
Finance receivables, net (1)	181,021	233,000	—	—	233,000
	$704,396	$756,375	$120,046	$—	$636,329

Financial liabilities:
Revolving unsecured credit facility	$259,000	$259,000	$—	$259,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	1,058,000	—	1,058,000	—
	$1,309,000	$1,317,000	$—	$1,317,000	$—

(1)Finance receivables, gross as of December 31, 2021 was $220.3 million. See Note 7.

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

The carrying value of the unsecured credit facilities approximate fair value as of December 31, 2022 and 2021. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on SOFR or TIIE and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - FINANCE RECEIVABLES, NET

Finance receivables, net, originated in the retail POS payment solutions segment, consist of the following (in thousands):

	As of December 31,
	2022	2021
Finance receivables, gross	$195,987	$220,329
Fair value premium on non-PCD finance receivables (1)	—	40,251
Non-credit discount on PCD finance receivables (2)	—	(3,521)
Merchant partner discounts and premiums, net	(3,517)	(104)
Unearned origination fees	(4,143)	(360)
Finance receivables, amortized cost	188,327	256,595
Less allowance for loan losses	(84,833)	(75,574)
Finance receivables, net	$103,494	$181,021

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

Changes in the allowance for loan losses are as follows (in thousands):

	As of December 31,
	2022	2021
Balance at beginning of year	$75,574	$—
Provision for loan losses (1)	118,502	48,952
Initial allowance recognized for PCD loans (2)	—	32,036
Charge-offs	(114,535)	(5,545)
Recoveries	5,292	131
Balance at end of year	$84,833	$75,574

(1)For the year ended December 31, 2021, includes $44.3 million as a result of the establishment of the initial allowance for expected lifetime credit losses for non-PCD finance receivables acquired in the AFF Acquisition, which is recorded as provision for loan losses in the consolidated statements of income.

(2)Represents the establishment of the initial allowance for expected lifetime credit losses for PCD finance receivables acquired in the AFF Acquisition, which is added to the acquisition date fair value to establish the initial amortized cost basis of the PCD loans. As this initial allowance for loan losses is added to the acquisition date fair value, there is no provision for loan losses recognized in the consolidated statements of income during 2021 for PCD loans.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of December 31, 2022 and 2021, by origination year (in thousands):

	Origination Year
	2022	2021	2020	Total
As of December 31, 2022
Delinquency:
1 to 30 days past due	$14,186	$2,795	$—	$16,981
31 to 60 days past due	8,048	1,822	—	9,870
61 to 90 days past due (1)	6,597	1,750	—	8,347
Total past due finance receivables	28,831	6,367	—	35,198
Current finance receivables	132,197	20,932	—	153,129
Finance receivables, amortized cost	$161,028	$27,299	$—	188,327

As of December 31, 2021
Delinquency:
1 to 30 days past due	$—	$16,077	$2,260	$18,337
31 to 60 days past due	—	10,024	1,648	11,672
61 to 90 days past due (1)	—	7,898	1,478	9,376
Total past due finance receivables before fair value adjustments	—	33,999	5,386	39,385
Current finance receivables before fair value adjustments	—	160,998	19,482	180,480
Finance receivables before fair value adjustments	$—	$194,997	$24,868	219,865
Fair value premium on non-PCD finance receivables				40,251
Non-credit discount on PCD finance receivables				(3,521)
Finance receivables, amortized cost				$256,595

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

NOTE 8 - LEASED MERCHANDISE, NET

Leased merchandise, net, for the retail POS payment solutions segment, consists of the following (in thousands):

	As of December 31,
	2022	2021
Leased merchandise (1)	$335,038	$156,280
Processing fees	(4,124)	(440)
Merchant partner discounts and premiums, net	2,456	310
Accumulated depreciation	(100,879)	(6,764)
Leased merchandise, before allowance for lease losses	232,491	149,386
Less allowance for lease losses	(79,189)	(5,442)
Leased merchandise, net	$153,302	$143,944

(1)Acquired leased merchandise in the AFF Acquisition was recorded at fair value. See Note 3.

Changes in the allowance for lease losses are as follows (in thousands):

	As of December 31,
	2022	2021
Balance at beginning of year	$5,442	$—
Provision for lease losses (1)	139,502	5,442
Charge-offs (2)	(70,114)	—
Recoveries	4,359	—
Balance at end of year	$79,189	$5,442

(1)During 2021, represents the provision for lease losses on leases originated from December 17, 2021 through December 31, 2021.

(2)Acquired leased merchandise in the AFF Acquisition was recorded at fair value. As a result, leased merchandise charged-off between December 17, 2021 and December 31, 2021 was allocated no fair value. See Note 3.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Land	$141,795	$114,150
Buildings	249,658	199,100
Furniture, fixtures, equipment and improvements	516,801	468,118
	908,254	781,368
Less accumulated depreciation	(369,573)	(318,842)
Property and equipment, net	$538,681	$462,526

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $46.8 million, $42.5 million and $39.8 million, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Accrued compensation	$38,595	$33,546
Trade accounts payable	29,243	23,077
Sales, property, and payroll taxes payable	27,226	32,463
Accrued interest payable	24,276	9,375
Benefits liabilities and withholding payable	2,383	3,084
Acquisition purchase price amounts payable to sellers (1)	1,217	123,475
Income taxes payable	569	3,387
Other accrued liabilities	15,951	15,920
	$139,460	$244,327

(1)As of December 31, 2021, includes the present value of the deferred consideration payable to AFF shareholders on December 31, 2022 of $23.9 million and the short-term portion of the estimated fair value of Contingent Consideration of $95.6 million. See Note 3 and Note 6.

NOTE 11 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2022	2021
Revolving unsecured credit facility, maturing 2027 (1)	$339,000	$259,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	493,475	492,499
5.625% senior unsecured notes due 2030 (3)	542,223	541,405
Total senior unsecured notes	1,035,698	1,033,904

Total long-term debt	$1,374,698	$1,292,904

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of December 31, 2022 and 2021, deferred debt issuance costs of $6.5 million and $7.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of December 31, 2022 and 2021, deferred debt issuance costs of $7.8 million and $8.6 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

As of December 31, 2022, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2022 are as follows (in thousands):

2023	$—
2024	—
2025	—
2026	—
2027	339,000
Thereafter	1,050,000
$1,389,000

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

On August 30, 2022, the Credit Facility was amended (the “2022 Amendment”) in order to increase the total lender commitment, extend the term of the Credit Facility, amend certain financial covenants and modify the benchmark interest rate to SOFR. Under the 2022 Amendment, the total lender commitment was increased from $500.0 million to $590.0 million and the term of the Credit Facility was extended to August 30, 2027. In addition, certain financial covenants were amended, as follows:

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

The Credit Facility now bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.

As of December 31, 2022, the Company had $339.0 million in outstanding borrowings and $3.2 million in outstanding letters of credit under the Credit Facility, leaving $247.8 million available for future borrowings, subject to certain financial covenants. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2022 was 6.90% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2022. During 2022, the Company received net proceeds of $80.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of December 31, 2022, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the TIIE plus a fixed spread of 2.5% and matures on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2022. At December 31, 2022, the Company had no amount outstanding under the Mexico Credit Facility and $600.0 million Mexican pesos available for borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1, commencing on March 1, 2021. The 2028 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The Company used the net proceeds from the offering to redeem its outstanding $300.0 million, 5.375% senior notes due 2024 (the “2024 Notes”), to repay a portion of the Credit Facility and to pay for related fees and expenses associated with the offering and the redemption of the 2024 Notes.

The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes (the “2028 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2022, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

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

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1, commencing on July 1, 2022. The 2030 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Company used the net proceeds from the offering to finance the cash consideration and transaction expenses for the AFF Acquisition, including the repayment, in full, of the outstanding debt under AFF’s credit facility at the closing of the AFF Acquisition, payment of fees and expenses related to the offering and reduction of the outstanding balance on the Credit Facility. The Company capitalized approximately $8.6 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2030 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2030 Notes in the accompanying consolidated balance sheets.

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes (the

“2030 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2022, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2022, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before income taxes (1):
Domestic	$253,560	$110,535	$98,111
Foreign	70,073	55,967	45,588
Income before income taxes	$323,633	$166,502	$143,699

Current income taxes:
U.S. Federal	$23,034	$14,031	$14,951
Foreign	15,444	15,242	9,909
U.S. state and local	3,421	2,045	2,158
Current provision for income taxes	41,899	31,318	27,018

Deferred provision (benefit) for income taxes:
U.S. Federal	26,732	11,008	4,485
Foreign	(458)	(1,542)	5,287
U.S. state and local	1,965	809	330
Total deferred provision for income taxes	28,239	10,275	10,102

Provision for income taxes	$70,138	$41,593	$37,120

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties and interest, between domestic and foreign subsidiaries.

At December 31, 2022, the cumulative amount of undistributed earnings of foreign subsidiaries was $246.1 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2022 and 2021, the Company repatriated $47.5 million and $10.0 million, respectively, from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of these subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Property and equipment in foreign jurisdictions	$14,585	$11,452
Finance receivables	19,125	7,421
Accrued fees on forfeited pawn loans	8,168	6,645
Deferred cost of goods sold deduction	2,800	1,989
Accrued compensation, payroll taxes and employee benefits	3,699	4,294
U.S. state and certain foreign net operating losses	6,504	6,429
Other	5,167	3,811
Total deferred tax assets	60,048	42,041

Deferred tax liabilities:
Intangible assets	150,397	126,283
Leased merchandise and property and equipment in domestic jurisdictions	40,950	24,035
Net operating lease asset	2,646	3,726
Other	3,929	2,052
Total deferred tax liabilities	197,922	156,096

Net deferred tax liabilities before valuation allowance	(137,874)	(114,055)
Valuation allowance	(6,504)	(6,429)
Net deferred tax liabilities	$(144,378)	$(120,484)

Reported as:
Deferred tax assets	$7,381	$5,614
Deferred tax liabilities	(151,759)	(126,098)
Net deferred tax liabilities	$(144,378)	$(120,484)

The Company has a valuation allowance of $6.5 million and $6.4 million as of December 31, 2022 and 2021, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21%	21%	21%

Tax at the U.S. federal statutory rate	$67,963	$35,149	$30,177
U.S. state income tax, net of federal tax benefit of $1,131, $599 and $522, respectively	4,255	2,255	1,965
Benefit from gain on revaluation of contingent acquisition consideration	(4,580)	—	—
Net incremental income tax expense from foreign earnings (1)	272	2,007	5,732
Non-deductible compensation expense	3,297	1,943	1,050
Global intangible low-taxed income tax	—	—	(1,863)
Other taxes and adjustments, net	(1,069)	239	59
Provision for income taxes	$70,138	$41,593	$37,120

Effective tax rate	21.7%	25.0%	25.8%

(1)Includes an $8.0 million, $6.3 million and $2.0 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company’s foreign pawn operating subsidiaries are owned by a wholly-owned subsidiary located in the Netherlands. The foreign pawn operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, Colombia and El Salvador are 30%, 25%, 35% and 30%, respectively. The statutory tax rate in the Netherlands is 0% on eligible dividends received from its foreign subsidiaries.

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

As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2022, 2021 and 2020.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2019. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2019. With respect to federal tax returns in Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico and the Netherlands, the tax years prior to 2017 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico or the Netherlands.

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

The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend against such claims. However, legal and regulatory proceedings involve an inherent level of uncertainty and no assurances can be given regarding the ultimate outcome of any such matters or whether an adverse outcome would not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. At this stage, the Company is unable to determine whether a future loss will be incurred for any of its outstanding legal and regulatory proceedings or estimate a range of loss with respect to such proceeding, if any, and accordingly, no material amounts have been accrued in the Company’s financial statements for legal and regulatory proceedings.

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors, including that the Company failed to disclose in public statements that the Company engaged in widespread and systemic violations of the MLA. The Litigation does not quantify any alleged damages, but, in addition to attorneys’ fees and costs, it seeks to recover damages on behalf of the plaintiff and other persons who purchased or otherwise acquired Company stock during the putative class period from February 1, 2018 through November 12, 2021 at allegedly inflated prices and purportedly suffered financial harm as a result. On June 8, 2022, the Company and named defendants filed a motion to dismiss, which remains pending.

The Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on July 19, 2022 in the United States District Court for the Northern District of Texas and styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the Benefit of Geri D. Treppel and Larry A. Treppel, Derivatively on Behalf of FirstCash Holdings, Inc., v. Rick L. Wessel, et. al, Case 4:22-cv-00623-P (N.D. Tex). The complaint makes similar allegations as the Litigation and alleges a single count for breach of fiduciary duty against the named derivative defendants. The action does not quantify any alleged damages, but, in addition to attorneys’ fees and costs and certain equitable relief, the derivative plaintiff seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. On August 8, 2022, the Court entered an Order staying proceedings in this action pending the disposition of any motion to dismiss filed in the Litigation noted above.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit due to the funding structure of the CFPB, which the motion alleges is unconstitutional. This motion to dismiss follows the recent decision in another case by the Fifth Circuit Court of Appeals whose decisions govern the law applied in the CFPB action against the Company. The Fifth Circuit found that the CFPB is unconstitutionally structured. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Court entered on November 4, 2022. That stay will remain in effect until the Supreme Court decides whether to review the Fifth Circuit's decision and, if it grants review, until that appeal is resolved. The motion to dismiss remains pending. While the Company intends to vigorously defend itself against the allegations in the case, it cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations from the lawsuit may have on the Company.

Gold Forward Sales Contracts

As of December 31, 2022, the Company had contractual commitments to deliver a total of 5,500 gold ounces during the months of January 2023 and February 2023 at a weighted-average price of $1,892 per ounce. The ounces required to be delivered were on hand as of December 31, 2022.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2022	U.S. Pawn Segment	Latin America Pawn Segment	Retail POS Payment Solutions Segment	Total
Balance, beginning of year	$861,793	$171,279	$503,106	$1,536,178
Acquisitions (see Note 3)	55,455	—	—	55,455
Effect of foreign currency translation	—	7,849	—	7,849
Other adjustments	(1,200)	—	(16,901)	(18,101)
Balance, end of year	$916,048	$179,128	$486,205	$1,581,381

December 31, 2021
Balance, beginning of year	$802,148	$175,233	$—	$977,381
Acquisitions (see Note 3)	59,645	—	503,106	562,751
Effect of foreign currency translation	—	(3,954)	—	(3,954)
Balance, end of year	$861,793	$171,279	$503,106	$1,536,178

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2022 and 2021.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Merchant relationships	$194,000	$(31,530)	$162,470	$194,000	$(962)	$193,038
Developed technology	99,400	(20,708)	78,692	99,400	(828)	98,572
Customer relationships	26,294	(25,716)	578	26,111	(25,174)	937
AFF trade name	10,200	(5,314)	4,886	10,200	(213)	9,987
Lessee relationships	1,500	(1,201)	299	1,500	(48)	1,452
	$331,394	$(84,469)	$246,925	$331,211	$(27,225)	$303,986

Merchant relationships and customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the existing AFF merchants and returning pawn customers.

The following table details the remaining weighted-average amortization periods for the definite-lived intangible assets included in the table above:

Weighted-Average Remaining Amortization Period (Years)
As of December 31, 2022
Merchant relationships	2.8
Developed technology	2.0
Customer relationships	1.2
Trade name	0.5
Lessee relationships	0.2
Total definite-lived intangible assets	2.5

Amortization expense for definite-lived intangible assets was $57.1 million, $3.4 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Estimated future amortization expense is as follows (in thousands):

2023	$56,926
2024	49,843
2025	48,188
2026	45,250
2027	24,244
Thereafter	22,474
$246,925

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2022 and 2021 consist of the following (in thousands):

	As of December 31,
	2022	2021
Trade names	$46,300	$46,300
Pawn licenses (1)	37,113	36,648
Other indefinite-lived intangibles	—	1,250
	$83,413	$84,198

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no material impairment as of December 31, 2022 and 2021.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2022, 3,007,000 shares were reserved for future grants to all employees and directors under the plans.

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

The 2022 performance-based awards vest three years from the date of the grant. The performance period for these awards is a three-year cumulative period beginning in January of the respective grant year. The performance goals for the 2022 grant include net income, adjusted for certain non-core and/or non-recurring items, AFF EBITDA and the Company’s total shareholder return relative to a peer group over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

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

The 2020 performance-based awards were originally granted in January 2020, prior to the impacts of COVID-19 as described in Note 1, which caused the cumulative three-year performance targets to be deemed unattainable. The Compensation Committee of the Board canceled the original 2020 grant and replaced it with a new grant of performance-based awards in December 2020 with a reduced target award. Two-thirds of the replacement grant vests on December 31, 2022 based on a two-year cumulative performance period beginning on January 1, 2021 with performance measures tied to adjusted net income and store addition targets. The remaining one-third of the replacement grant vests on December 31, 2023 based on the Company’s total shareholder return relative to a peer group over the three-year performance period from January 1, 2021 to December 31, 2023. The Company’s achievement level of the performance goals at the end of each respective performance period will result in awards being earned between 0% and 150% of the target share award.

The time-based awards granted in 2022, 2021 and 2020 generally vest, subject to continued employment with the Company, over a three or five-year period from the grant date.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2022, 2021 and 2020 (shares in thousands):

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	383	$71.93	373	$77.40	357	$69.13
Performance-based grants (1)	120	69.78	105	58.68	238	78.40
Time-based grants	60	69.72	48	58.68	21	84.93
Performance-based vested	—	—	(91)	72.70	(117)	48.25
Time-based vested	(19)	70.33	(19)	67.86	(12)	76.84
Performance-based canceled (2)	(109)	86.86	(18)	72.56	(114)	84.93
Time-based canceled	—	—	(15)	72.49	—	—
Outstanding at end of year	435	$67.38	383	$71.93	373	$77.40

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

Restricted stock unit awards vesting in 2022, 2021 and 2020 had an aggregate intrinsic value of $1.5 million, $6.6 million and $9.4 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $37.9 million at December 31, 2022.

Stock Options

The Company has not issued common stock options since 2011. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years. The Company typically issues treasury shares to satisfy stock option exercises.

The following table summarizes stock option activity for the years ended December 31, 2022, 2021 and 2020 (shares in thousands):

	2022		2021		2020
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	10	$38.00	70	$38.86
Exercised	—	—	(10)	38.00	(60)	39.00
Outstanding at end of year	—	—	—	—	10	38.00

Exercisable at end of year	—	—	—	—	—	—

The total intrinsic value of options exercised for 2021 and 2020 was $0.4 million and $1.8 million , respectively. The intrinsic values are based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross compensation costs:
Restricted stock unit awards	$10,853	$5,150	$2,899
Stock options	—	—	15
Total gross compensation costs	10,853	5,150	2,914

Income tax benefits:
Restricted stock unit awards	(1,428)	(205)	(901)
Exercise of stock options	—	—	(94)
Total income tax benefits	(1,428)	(205)	(995)

Net compensation expense	$9,425	$4,945	$1,919

As of December 31, 2022, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $11.5 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.4 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions were $4.0 million, $3.5 million and $3.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses, gain on revaluation of contingent acquisition consideration, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the years ended December 31, 2022, 2021 and 2020 as well as separately identified segment assets (in thousands):

	Year Ended December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$818,548	$447,523	$—	$(4,935)	(1)	$1,261,136
Pawn loan fees	373,416	187,974	—	—		561,390
Leased merchandise income	—	—	622,163	—		622,163
Interest and fees on finance receivables	—	—	181,280	—		181,280
Wholesale scrap jewelry sales	63,004	39,969	—	—		102,973
Total revenue	1,254,968	675,466	803,443	(4,935)		2,728,942

Cost of revenue:
Cost of retail merchandise sold	478,718	288,449	—	(2,614)	(1)	764,553
Depreciation of leased merchandise	—	—	354,104	(609)	(1)	353,495
Provision for lease losses	—	—	140,118	(616)	(1)	139,502
Provision for loan losses	—	—	118,502	—		118,502
Cost of wholesale scrap jewelry sold	54,893	33,411	—	—		88,304
Total cost of revenue	533,611	321,860	612,724	(3,839)		1,464,356

Net revenue (loss)	721,357	353,606	190,719	(1,096)	(1)	1,264,586

Expenses and other income:
Operating expenses	407,039	193,254	128,616	—		728,909
Administrative expenses	—	—	—	147,943		147,943
Depreciation and amortization	23,205	18,325	2,912	59,390		103,832
Interest expense	—	—	—	70,708		70,708
Interest income	—	—	—	(1,313)		(1,313)
Gain on foreign exchange	—	—	—	(585)		(585)
Merger and acquisition expenses	—	—	—	3,739		3,739
Gain on revaluation of contingent acquisition consideration	—	—	—	(109,549)		(109,549)
Other expenses (income), net	—	—	—	(2,731)		(2,731)
Total expenses and other income	430,244	211,579	131,528	167,602		940,953

Income (loss) before income taxes	$291,113	$142,027	$59,191	$(168,698)		$323,633

	As of December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$282,089	$108,528	$—	$—		$390,617
Finance receivables, net	—	—	103,494	—		103,494
Inventories	202,594	85,745	—	—		288,339
Leased merchandise, net	—	—	154,398	(1,096)	(1)	153,302
Goodwill	916,048	179,128	486,205	—		1,581,381
Total assets	2,108,157	619,839	1,047,814	129,057		3,904,867

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Year Ended December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$742,374	$391,875	$—	$—	$1,134,249
Pawn loan fees	305,350	170,432	—	—	475,782
Leased merchandise income	—	—	22,720	—	22,720
Interest and fees on finance receivables	—	—	9,024	—	9,024
Wholesale scrap jewelry sales	27,163	30,027	—	—	57,190
Total revenue	1,074,887	592,334	31,744	—	1,698,965

Cost of revenue:
Cost of retail merchandise sold	416,039	247,425	—	—	663,464
Depreciation of leased merchandise	—	—	12,826	—	12,826
Provision for lease losses	—	—	5,442	—	5,442
Provision for loan losses	—	—	48,952	—	48,952
Cost of wholesale scrap jewelry sold	22,886	26,243	—	—	49,129
Total cost of revenue	438,925	273,668	67,220	—	779,813

Net revenue (loss)	635,962	318,666	(35,476)	—	919,152

Expenses and other income:
Operating expenses	380,895	179,020	4,917	—	564,832
Administrative expenses	—	—	—	111,259	111,259
Depreciation and amortization	22,234	17,834	122	5,716	45,906
Interest expense	—	—	—	32,386	32,386
Interest income	—	—	—	(696)	(696)
Loss on foreign exchange	—	—	—	436	436
Merger and acquisition expenses	—	—	—	15,449	15,449
Gain on revaluation of contingent acquisition consideration	—	—	—	(17,871)	(17,871)
Other expenses (income), net	—	—	—	949	949
Total expenses and other income	403,129	196,854	5,039	147,628	752,650

Income (loss) before income taxes	$232,833	$121,812	$(40,515)	$(147,628)	$166,502

	As of December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Pawn loans	$256,311	$91,662	$—	$—	$347,973
Finance receivables, net	—	—	181,021	—	181,021
Inventories	197,486	65,825	—	—	263,311
Leased merchandise, net	—	—	143,944	—	143,944
Goodwill	861,793	171,279	503,106	—	1,536,178
Total assets	1,944,487	562,661	1,178,729	150,575	3,836,452

	Year Ended December 31, 2020
	U.S. Pawn	Latin America Pawn	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$720,281	$355,237	$—	$1,075,518
Pawn loan fees	310,437	147,080	—	457,517
Interest and fees on finance receivables (1)	2,016	—	—	2,016
Wholesale scrap jewelry sales	45,405	50,828	—	96,233
Total revenue	1,078,139	553,145	—	1,631,284

Cost of revenue:
Cost of retail merchandise sold	415,938	225,149	—	641,087
Provision for loan losses (1)	(488)	—	—	(488)
Cost of wholesale scrap jewelry sold	39,584	39,962	—	79,546
Total cost of revenue	455,034	265,111	—	720,145

Net revenue	623,105	288,034	—	911,139

Expenses and other income:
Operating expenses	396,627	165,531	—	562,158
Administrative expenses	—	—	110,931	110,931
Depreciation and amortization	21,743	15,816	4,546	42,105
Interest expense	—	—	29,344	29,344
Interest income	—	—	(1,540)	(1,540)
Loss on foreign exchange	—	—	884	884
Merger and acquisition expenses	—	—	1,316	1,316
Other expenses (income), net	—	—	10,505	10,505
Loss on extinguishment of debt	—	—	11,737	11,737
Total expenses and other income	418,370	181,347	167,723	767,440

Income (loss) before income taxes	$204,735	$106,687	$(167,723)	$143,699

	As of December 31, 2020
	U.S. Pawn	Latin America Pawn	Corporate/ Eliminations	Consolidated
Pawn loans	$220,391	$87,840	$—	$308,231
Inventories	136,109	54,243	—	190,352
Goodwill	802,148	175,233	—	977,381
Total assets	1,718,975	540,473	112,749	2,372,197

(1)Effective June 30, 2020, the Company’s U.S. pawn segment ceased offering an unsecured consumer loan product in the U.S.

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets, net) by geographic area (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
U.S.	$2,053,476	$1,106,631	$1,078,139
Mexico	639,199	562,493	530,462
Other Latin America	36,267	29,841	22,683
	$2,728,942	$1,698,965	$1,631,284

Long-lived assets:
U.S.	$449,201	$373,218	$286,079
Mexico	88,233	84,648	82,438
Other Latin America	10,662	13,191	14,968
	$548,096	$471,057	$383,485