Form 10-Q
period 2023-03-31
FirstCash Holdings, Inc.
filed 2023-05-02
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023
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

As of April 26, 2023, there were 45,469,468 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, outlook and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, outlook and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company and the shareholder class action and derivatives lawsuits filed against the Company; risks related to the American First Finance (“AFF”) transaction and the Company’s other acquisitions, including the failure of any acquisition, including the AFF acquisition, to deliver the estimated value and benefits expected by the Company; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including, as a result to, changes in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation and rising interest rates, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2023	2022	2022
ASSETS
Cash and cash equivalents	$100,795	$113,317	$117,330
Accounts receivable, net	56,357	52,017	57,792
Pawn loans	377,697	344,101	390,617
Finance receivables, net	102,093	140,481	103,494
Inventories	257,603	247,276	288,339
Leased merchandise, net	148,854	119,147	153,302
Prepaid expenses and other current assets	29,523	22,592	19,788
Total current assets	1,072,922	1,038,931	1,130,662

Property and equipment, net	563,422	471,193	538,681
Operating lease right of use asset	308,890	303,444	307,009
Goodwill	1,591,460	1,541,424	1,581,381
Intangible assets, net	315,865	373,928	330,338
Other assets	9,204	8,318	9,415
Deferred tax assets, net	7,534	5,930	7,381
Total assets	$3,869,297	$3,743,168	$3,904,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$142,277	$237,164	$139,460
Customer deposits and prepayments	69,075	57,874	63,125
Lease liability, current	95,338	92,091	92,944
Total current liabilities	306,690	387,129	295,529

Revolving unsecured credit facilities	308,000	218,000	339,000
Senior unsecured notes	1,036,176	1,034,355	1,035,698
Deferred tax liabilities, net	145,686	126,741	151,759
Lease liability, non-current	201,871	198,760	203,115
Other liabilities	—	13,950	—
Total liabilities	1,998,423	1,978,935	2,025,101

Stockholders’ equity:
Common stock	573	573	573
Additional paid-in capital	1,730,747	1,726,750	1,734,528
Retained earnings	1,092,697	880,138	1,060,603
Accumulated other comprehensive loss	(77,060)	(119,510)	(106,573)
Common stock held in treasury, at cost	(876,083)	(723,718)	(809,365)
Total stockholders’ equity	1,870,874	1,764,233	1,879,766
Total liabilities and stockholders’ equity	$3,869,297	$3,743,168	$3,904,867

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Retail merchandise sales	$327,915	$302,819
Pawn loan fees	151,560	131,819
Leased merchandise income	183,438	149,947
Interest and fees on finance receivables	54,642	42,449
Wholesale scrap jewelry sales	45,184	32,805
Total revenue	762,739	659,839

Cost of revenue:
Cost of retail merchandise sold	199,001	182,214
Depreciation of leased merchandise	101,605	93,706
Provision for lease losses	49,065	39,820
Provision for loan losses	29,285	24,697
Cost of wholesale scrap jewelry sold	35,727	28,215
Total cost of revenue	414,683	368,652

Net revenue	348,056	291,187

Expenses and other income:
Operating expenses	199,061	173,296
Administrative expenses	39,017	36,863
Depreciation and amortization	27,111	25,542
Interest expense	20,897	16,221
Interest income	(517)	(676)
Gain on foreign exchange	(802)	(480)
Merger and acquisition expenses	31	665
Loss on revaluation of contingent acquisition consideration	—	2,570
Other expenses (income), net	45	177
Total expenses and other income	284,843	254,178

Income before income taxes	63,213	37,009

Provision for income taxes	15,825	9,004

Net income	$47,388	$28,005

Earnings per share:
Basic	$1.03	$0.58
Diluted	$1.02	$0.58

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$47,388	$28,005
Other comprehensive income:
Currency translation adjustment	29,513	11,789
Comprehensive income	$76,901	$39,794

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2022	57,322	$573	$1,734,528	$1,060,603	$(106,573)	11,030	$(809,365)	$1,879,766
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,156)	—	—	(64)	4,693	(2,463)
Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	47,388	—	—	—	47,388
Cash dividends ($0.33 per share)	—	—	—	(15,294)	—	—	—	(15,294)
Currency translation adjustment	—	—	—	—	29,513	—	—	29,513
Purchases of treasury stock, including excise tax	—	—	—	—	—	782	(71,411)	(71,411)
As of 3/31/2023	57,322	$573	$1,730,747	$1,092,697	$(77,060)	11,748	$(876,083)	$1,870,874

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2023	2022
Cash flow from operating activities:
Net income	$47,388	$28,005
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	101,605	93,706
Provision for lease losses	49,065	39,820
Provision for loan losses	29,285	24,697
Share-based compensation expense	3,375	3,075
Depreciation and amortization expense	27,111	25,542
Amortization of debt issuance costs	692	732
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(3,344)	15,782
Loss on revaluation of contingent acquisition consideration	—	2,570
Impairments and dispositions of certain other assets	45	177
Deferred income taxes, net	(5,732)	493
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	2,484	3,746
Inventories purchased directly from customers, wholesalers or manufacturers	12,819	7,075
Leased merchandise, net	(146,222)	(108,729)
Prepaid expenses and other assets	(2,138)	(1,165)
Accounts payable, accrued liabilities and other liabilities	(20,992)	(14,707)
Income taxes	15,153	(674)
Net cash flow provided by operating activities	110,594	120,145
Cash flow from investing activities:
Pawn loans, net (1)	44,358	17,383
Finance receivables, net	(24,540)	61
Purchases of furniture, fixtures, equipment and improvements	(13,828)	(7,028)
Purchases of store real property	(17,483)	(10,233)
Acquisitions of pawn stores, net of cash acquired	(1,746)	—
Net cash flow (used in) provided by investing activities	(13,239)	183
Cash flow from financing activities:
Borrowings from unsecured credit facilities	73,000	39,000
Repayments of unsecured credit facilities	(104,000)	(80,000)
Debt issuance costs paid	—	(132)
Purchases of treasury stock	(67,227)	(72,217)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(2,463)	—
Dividends paid	(15,294)	(14,546)
Net cash flow used in financing activities	(115,984)	(127,895)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2023	2022
Effect of exchange rates on cash	2,094	838
Change in cash and cash equivalents	(16,535)	(6,729)
Cash and cash equivalents at beginning of the period	117,330	120,046
Cash and cash equivalents at end of the period	$100,795	$113,317

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2022, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, includes the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquisitions have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023. The consolidated financial statements as of March 31, 2023 and 2022, and for the three month periods ended March 31, 2023 and 2022, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. Except for expanded disclosures to the Company’s vintage disclosures, ASU 2022-02 did not have a material effect on the Company’s current financial position, results of operations or financial statements. See Note 5.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$47,388	$28,005

Denominator:
Weighted-average common shares for calculating basic earnings per share	46,147	48,241
Effect of dilutive securities:
Restricted stock unit awards	165	59
Weighted-average common shares for calculating diluted earnings per share	46,312	48,300

Earnings per share:
Basic	$1.03	$0.58
Diluted	$1.02	$0.58

Note 3 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to Note 2 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.0 years as of March 31, 2023 and 4.1 years as of March 31, 2022.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2023 and 2022 was 6.9% and 6.1%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $1.2 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease expense	$33,540	$31,528
Variable lease expense (1)	4,472	4,174
Total operating lease expense	$38,012	$35,702

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2023 (in thousands):

Nine months ending December 31, 2023	$86,200
2024	94,792
2025	66,885
2026	44,321
2027	21,472
Thereafter	26,185
Total	$339,855
Less amount of lease payments representing interest	(42,646)
Total present value of lease payments	$297,209

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$30,146	$29,132
Leased assets obtained in exchange for new operating lease liabilities	$19,734	$18,946

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities as of March 31, 2023, March 31, 2022 and December 31, 2022 that are measured at fair value on a recurring basis are as follows (in thousands):

Estimated Fair Value
Fair Value Measurements Using
	Level 1	Level 2	Level 3
Financial liabilities:
Contingent consideration as of March 31, 2023	$—	$—	$—
Contingent consideration as of March 31, 2022 (1)	—	—	112,119
Contingent consideration as of December 31, 2022	—	—	—

(1)The current portion of $98.2 million is included in accounts payable and accrued liabilities and the non-current portion of $14.0 million is included in other liabilities in the accompanying consolidated balance sheet as of March 31, 2022.

As of March 31, 2023, the seller parties have the right to receive up to $50 million of additional consideration if AFF achieves certain adjusted EBITDA targets for the first half of 2023. The Company revalues this contingent consideration to fair value at the end of each reporting period. The estimate of the fair value of contingent consideration is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three months ended March 31, 2023 and March 31, 2022 are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Contingent consideration at beginning of the period	$—	$109,549
Change in fair value (1)	—	2,570
Contingent consideration at end of the period	$—	$112,119

(1)The Company recognized a loss of $2.6 million during the three months ended March 31, 2022 as a result of the change in fair value of the contingent consideration, which is included in loss on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2023 and March 31, 2022.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of March 31, 2023, March 31, 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,795	$100,795	$100,795	$—	$—
Accounts receivable, net	56,357	56,357	—	—	56,357
Pawn loans	377,697	377,697	—	—	377,697
Finance receivables, net (1)	102,093	214,206	—	—	214,206
	$636,942	$749,055	$100,795	$—	$648,260

Financial liabilities:
Revolving unsecured credit facility	$308,000	$308,000	$—	$308,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	950,000	—	950,000	—
	$1,358,000	$1,258,000	$—	$1,258,000	$—

(1)Finance receivables, gross as of March 31, 2023 was $201.3 million. See Note 5.

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$113,317	$113,317	$113,317	$—	$—
Accounts receivable, net	52,017	52,017	—	—	52,017
Pawn loans	344,101	344,101	—	—	344,101
Finance receivables, net (1)	140,481	180,819	—	—	180,819
	$649,916	$690,254	$113,317	$—	$576,937

Financial liabilities:
Revolving unsecured credit facilities	$218,000	$218,000	$—	$218,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	992,000	—	992,000	—
	$1,268,000	$1,210,000	$—	$1,210,000	$—

(1)Finance receivables, gross as of March 31, 2022 was $191.8 million. See Note 5.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,330	$117,330	$117,330	$—	$—
Accounts receivable, net	57,792	57,792	—	—	57,792
Pawn loans	390,617	390,617	—	—	390,617
Finance receivables, net (1)	103,494	201,895	—	—	201,895
	$669,233	$767,634	$117,330	$—	$650,304

Financial liabilities:
Revolving unsecured credit facilities	$339,000	$339,000	$—	$339,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	932,000	—	932,000	—
	$1,389,000	$1,271,000	$—	$1,271,000	$—

(1)Finance receivables, gross as of December 31, 2022 were $196.0 million. See Note 5.

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

The carrying value of the unsecured credit facilities approximates fair value as of March 31, 2023, March 31, 2022 and December 31, 2022. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 5 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated installment loans, consist of the following (in thousands):

	As of March 31,		As of December 31,
	2023	2022	2022
Finance receivables, gross	$201,288	$191,845	$195,987
Fair value premium on non-purchase credit deteriorated (”PCD”) finance receivables (1)	—	22,981	—
Merchant partner discounts and premiums, net	(6,328)	(430)	(3,517)
Unearned origination fees	(4,257)	(1,583)	(4,143)
Finance receivables, amortized cost	190,703	212,813	188,327
Less allowance for loan losses	(88,610)	(72,332)	(84,833)
Finance receivables, net	$102,093	$140,481	$103,494

(1)Represents the difference between the initial fair value and the unpaid principal balance as of the date of the AFF acquisition, which is recognized through interest income on an effective yield basis over the lives of the related non-PCD finance receivables.

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$84,833	$75,574
Provision for loan losses	29,285	24,697
Charge-offs	(27,117)	(29,408)
Recoveries	1,609	1,469
Balance at end of period	$88,610	$72,332

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of March 31, 2023 and 2022, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
As of March 31, 2023
Delinquency:
1 to 30 days past due	$4,921	$8,873	$1,311	$15,105
31 to 60 days past due	1,517	5,822	843	8,182
61 to 90 days past due (1)	406	6,455	848	7,709
Total past due finance receivables	6,844	21,150	3,002	30,996
Current finance receivables	69,507	79,465	10,735	159,707
Finance receivables, amortized cost	$76,351	$100,615	$13,737	$190,703

	Origination Year
	2022	2021	2020	Total
As of March 31, 2022
Delinquency:
1 to 30 days past due	$3,083	$11,180	$1,132	$15,395
31 to 60 days past due	1,048	6,917	556	8,521
61 to 90 days past due (1)	405	8,078	647	9,130
Total past due finance receivables before fair value adjustments	4,536	26,175	2,335	33,046
Current finance receivables before fair value adjustments	53,211	93,838	9,737	156,786
Finance receivables before fair value adjustments	$57,747	$120,013	$12,072	189,832
Fair value premium on non-PCD finance receivables				22,981
Finance receivables, amortized cost				$212,813

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the three months ended March 31, 2023, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the three months ended March 31, 2023	$187	$22,444	$4,486	$27,117

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of March 31,		As of December 31,
	2023	2022	2022
Leased merchandise (1)	$349,648	$193,023	$335,038
Processing fees	(4,341)	(2,019)	(4,124)
Merchant partner discounts and premiums, net	2,693	1,192	2,456
Accumulated depreciation	(105,997)	(32,685)	(100,879)
Leased merchandise, before allowance for lease losses	242,003	159,511	232,491
Less allowance for lease losses	(93,149)	(40,364)	(79,189)
Leased merchandise, net	$148,854	$119,147	$153,302

(1)Acquired leased merchandise in the AFF acquisition was recorded at fair value.

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Balance at beginning of period	$79,189	$5,442
Provision for lease losses	49,065	39,820
Charge-offs	(36,778)	(6,020)
Recoveries	1,673	1,122
Balance at end of period	$93,149	$40,364

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2023	2022	2022
Revolving unsecured credit facility, maturing 2027 (1)	$308,000	$218,000	$339,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	493,727	492,739	493,475
5.625% senior unsecured notes due 2030 (3)	542,449	541,616	542,223
Total senior unsecured notes	1,036,176	1,034,355	1,035,698

Total long-term debt	$1,344,176	$1,252,355	$1,374,698

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of March 31, 2023, March 31, 2022 and December 31, 2022, deferred debt issuance costs of $6.3 million, $7.3 million and $6.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of March 31, 2023, March 31, 2022 and December 31, 2022, deferred debt issuance costs of $7.6 million, $8.4 million and $7.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2023, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $590.0 million. The Credit Facility matures on August 30, 2027. As of March 31, 2023, the Company had $308.0 million in outstanding borrowings and $2.9 million in outstanding letters of credit under the Credit Facility, leaving $279.1 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2023 was 7.34% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2023. During the three months ended March 31, 2023, the Company made net payments of $31.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During the period from January 1, 2023 through March 9, 2023, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility charged interest at TIIE plus a fixed spread of 2.5%. Under the terms of the Mexico Credit Facility, the Company was required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility through March 9, 2023. The Mexico Credit Facility matured on March 9, 2023 and during the period from January 1, 2023 through March 9, 2023, the Company had no amount outstanding under the Mexico Credit Facility.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2023, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2023, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On January 14, 2022, plaintiff Genesee County Employees’ Retirement System filed a putative shareholder securities class action lawsuit (the “Litigation”) in the United States District Court for the Northern District of Texas against the Company and certain of its current officers styled Genesee County Employees’ Retirement System v. FirstCash Holdings, Inc., et al., Civil Action No. 4:22-CV-00033-P (N.D. Tex.). The complaint alleges that the defendants made materially false and/or misleading statements that caused losses to investors, including that the Company failed to disclose in public statements that the Company engaged in widespread and systemic violations of the Military Lending Act (“MLA”). On March 31, 2023, the Court granted the Company’s Motion to Dismiss with prejudice and entered Final Judgment in its favor.

The Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on July 19, 2022 in the United States District Court for the Northern District of Texas and styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the Benefit of Geri D. Treppel and Larry A. Treppel, Derivatively on Behalf of FirstCash Holdings, Inc., v. Rick L. Wessel, et. al, Case 4:22-cv-00623-P (N.D. Tex). The complaint makes similar allegations as the Litigation and alleges a single count for breach of fiduciary duty against the named derivative defendants. The action does not quantify any alleged damages, but, in addition to attorneys’ fees and costs and certain equitable relief, the derivative plaintiff seeks to recover damages on behalf of the Company for purported financial harm and to have the court order changes in the Company’s corporate governance. On August 8, 2022, the Court entered an Order staying proceedings in this action pending the disposition of any motion to dismiss filed in the Litigation noted above. On March 31, 2023, the Court granted the Company’s Motion to Dismiss with prejudice in the Litigation noted above and entered Final Judgment in the Company’s favor. As of the date of this quarterly report, the stay of this derivative action remains in place.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit on the basis that the funding structure of the CFPB is unconstitutional. This motion to dismiss follows the recent decision in another case by the Fifth Circuit Court of Appeals which found that the CFPB is unconstitutionally structured. The Fifth Circuit’s decisions govern the law applied in the jurisdiction in which the CFPB action is pending against the Company. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Court entered on November 4, 2022. The Supreme Court decided to review the Fifth Circuit's decision, and is not expected to issue a decision in that case until late 2023 at the earliest. The stay of the CFPB’s action against the Company will remain in effect until that appeal is resolved.

Gold Forward Sales Contracts

As of March 31, 2023, the Company had contractual commitments to deliver a total of 70,500 gold ounces during the months of April 2023 through February 2025 at a weighted-average price of $1,999 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 9 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, gain on foreign exchange, merger and acquisition expenses, loss on revaluation of contingent acquisition consideration, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three month period ended March 31, 2023 and 2022 as well as segment earning assets (in thousands):

	Three Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$210,681	$118,937	$—	$(1,703)	(1)	$327,915
Pawn loan fees	102,684	48,876	—	—		151,560
Leased merchandise income	—	—	183,438	—		183,438
Interest and fees on finance receivables	—	—	54,642	—		54,642
Wholesale scrap jewelry sales	26,316	18,868	—	—		45,184
Total revenue	339,681	186,681	238,080	(1,703)		762,739

Cost of revenue:
Cost of retail merchandise sold	121,929	77,963	—	(891)	(1)	199,001
Depreciation of leased merchandise	—	—	102,172	(567)	(1)	101,605
Provision for lease losses	—	—	49,166	(101)	(1)	49,065
Provision for loan losses	—	—	29,285	—		29,285
Cost of wholesale scrap jewelry sold	21,082	14,645	—	—		35,727
Total cost of revenue	143,011	92,608	180,623	(1,559)		414,683

Net revenue (loss)	196,670	94,073	57,457	(144)		348,056

Expenses and other income:
Operating expenses	109,781	55,756	33,524	—		199,061
Administrative expenses	—	—	—	39,017		39,017
Depreciation and amortization	5,870	5,445	736	15,060		27,111
Interest expense	—	—	—	20,897		20,897
Interest income	—	—	—	(517)		(517)
Gain on foreign exchange	—	—	—	(802)		(802)
Merger and acquisition expenses	—	—	—	31		31
Other expenses (income), net	—	—	—	45		45
Total expenses and other income	115,651	61,201	34,260	73,731		284,843

Income (loss) before income taxes	$81,019	$32,872	$23,197	$(73,875)		$63,213

	As of March 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$256,773	$120,924	$—	$—		$377,697
Finance receivables, net	—	—	102,093	—		102,093
Inventories	178,587	79,016	—	—		257,603
Leased merchandise, net	—	—	150,094	(1,240)	(1)	148,854

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Three Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$204,942	$97,877	$—	$—	$302,819
Pawn loan fees	90,339	41,480	—	—	131,819
Leased merchandise income	—	—	149,947	—	149,947
Interest and fees on finance receivables	—	—	42,449	—	42,449
Wholesale scrap jewelry sales	16,524	16,281	—	—	32,805
Total revenue	311,805	155,638	192,396	—	659,839

Cost of revenue:
Cost of retail merchandise sold	119,718	62,496	—	—	182,214
Depreciation of leased merchandise	—	—	93,706	—	93,706
Provision for lease losses	—	—	39,820	—	39,820
Provision for loan losses	—	—	24,697	—	24,697
Cost of wholesale scrap jewelry sold	14,530	13,685	—	—	28,215
Total cost of revenue	134,248	76,181	158,223	—	368,652

Net revenue	177,557	79,457	34,173	—	291,187

Expenses and other income:
Operating expenses	98,822	45,542	28,932	—	173,296
Administrative expenses	—	—	—	36,863	36,863
Depreciation and amortization	5,587	4,401	682	14,872	25,542
Interest expense	—	—	—	16,221	16,221
Interest income	—	—	—	(676)	(676)
Gain on foreign exchange	—	—	—	(480)	(480)
Merger and acquisition expenses	—	—	—	665	665
Loss on revaluation of contingent acquisition consideration	—	—	—	2,570	2,570
Other expenses (income), net	—	—	—	177	177
Total expenses and other income	104,409	49,943	29,614	70,212	254,178

Income (loss) before income taxes	$73,148	$29,514	$4,559	$(70,212)	$37,009

	As of March 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Consolidated
Earning assets:
Pawn loans	$241,597	$102,504	$—	$344,101
Finance receivables, net	—	—	140,481	140,481
Inventories	184,671	62,605	—	247,276
Leased merchandise, net	—	—	119,147	119,147

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of March 31, 2023, the Company operated 2,877 pawn store locations composed of 1,102 stores in 25 U.S. states and the District of Columbia, 1,686 stores in 32 states in Mexico, 61 stores in Guatemala, 14 stores in Colombia and 14 stores in El Salvador.

The following table details pawn store count activity for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	U.S.	Latin America	Total
Total locations, beginning of period	1,101	1,771	2,872
New locations opened (1)	—	14	14
Locations acquired	3	—	3
Consolidation of existing pawn locations (2)	(2)	(10)	(12)
Total locations, end of period	1,102	1,775	2,877

(1)In addition to new store openings, the Company strategically relocated one store in the U.S. and one store in Latin America during the three months ended March 31, 2023.

(2)Store consolidations were primarily acquired locations over the past six years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

POS Payment Solutions

As of March 31, 2023, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 9,800 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2022 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2023.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	March 31,
	2023	2022	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$210,681	$204,942	3%
Pawn loan fees	102,684	90,339	14%
Wholesale scrap jewelry sales	26,316	16,524	59%
Total revenue	339,681	311,805	9%

Cost of revenue:
Cost of retail merchandise sold	121,929	119,718	2%
Cost of wholesale scrap jewelry sold	21,082	14,530	45%
Total cost of revenue	143,011	134,248	7%

Net revenue	196,670	177,557	11%

Segment expenses:
Operating expenses	109,781	98,822	11%
Depreciation and amortization	5,870	5,587	5%
Total segment expenses	115,651	104,409	11%

Segment pre-tax operating income	$81,019	$73,148	11%

Operating metrics:
Retail merchandise sales margin	42%	42%
Net revenue margin	58%	57%
Segment pre-tax operating margin	24%	23%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of March 31, 2023 compared to March 31, 2022 (dollars in thousands, except as otherwise noted):

	As of March 31,		Increase /
	2023	2022	(Decrease)
U.S. Pawn Segment
Earning assets:
Pawn loans	$256,773	$241,597	6%
Inventories	178,587	184,671	(3)%
	$435,360	$426,268	2%

Average outstanding pawn loan amount (in ones)	$248	$226	10%

Composition of pawn collateral:
General merchandise	30%	33%
Jewelry	70%	67%
	100%	100%

Composition of inventories:
General merchandise	42%	44%
Jewelry	58%	56%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 3% to $210.7 million during the first quarter of 2023 compared to $204.9 million for the first quarter of 2022. Same-store retail sales decreased 1% in the first quarter of 2023 compared to the first quarter of 2022. The increase in total retail sales was primarily due to sales contributions from acquired stores whereas the decrease in same-store retail sales was primarily due to slightly lower than normal inventory levels during the first quarter of 2023 compared to the first quarter of 2022, as further described below. The gross profit margin on retail merchandise sales in the U.S. was 42% in both the first quarter of 2023 and 2022.

U.S. inventories decreased 3% from $184.7 million at March 31, 2022 to $178.6 million at March 31, 2023. The decrease was primarily due to slightly lower pawn loan forfeiture rates in the first quarter of 2023 compared to the first quarter of 2022. Inventories aged greater than one year in the U.S. were 2% at March 31, 2023 and 1% at March 31, 2022.

Pawn Lending Operations

U.S. pawn loan receivables as of March 31, 2023 increased 6% in total and 5% on a same-store basis compared to March 31, 2022. The increase in total and same-store pawn receivables was primarily due to continued inflationary pressures driving additional demand for consumer credit.

U.S. pawn loan fees increased 14% to $102.7 million during the first quarter of 2023 compared to $90.3 million for the first quarter of 2022. Same-store pawn fees in the first quarter of 2023 increased 11% compared to the first quarter of 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables which reflected the continued recovery in pawn loan receivables to pre-pandemic levels combined with inflationary pressures driving additional demand for consumer credit.

Segment Expenses

U.S. operating expenses increased 11% to $109.8 million during the first quarter of 2023 compared to $98.8 million during the first quarter of 2022 while same-store operating expenses increased 8% compared with the prior-year period. The increase in total and same-store operating expenses was primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation driven by increased net revenues and segment profit during the first quarter of 2023 compared to the first quarter of 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the first quarter of 2023 was $81.0 million, which generated a pre-tax segment operating margin of 24% compared to $73.1 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 benefited from a 9% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2023 compared to March 31, 2022 benefited from a 9% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$118,937	$97,877	22%	$109,139	12%
Pawn loan fees	48,876	41,480	18%	44,815	8%
Wholesale scrap jewelry sales	18,868	16,281	16%	18,868	16%
Total revenue	186,681	155,638	20%	172,822	11%

Cost of revenue:
Cost of retail merchandise sold	77,963	62,496	25%	71,583	15%
Cost of wholesale scrap jewelry sold	14,645	13,685	7%	13,363	(2)%
Total cost of revenue	92,608	76,181	22%	84,946	12%

Net revenue	94,073	79,457	18%	87,876	11%

Segment expenses:
Operating expenses	55,756	45,542	22%	51,494	13%
Depreciation and amortization	5,445	4,401	24%	5,115	16%
Total segment expenses	61,201	49,943	23%	56,609	13%

Segment pre-tax operating income	$32,872	$29,514	11%	$31,267	6%

Operating metrics:
Retail merchandise sales margin	34%	36%		34%
Net revenue margin	50%	51%		51%
Segment pre-tax operating margin	18%	19%		18%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of March 31, 2023 compared to March 31, 2022 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,	Increase /
	As of March 31,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$120,924	$102,504	18%	$110,235	8%
Inventories	79,016	62,605	26%	72,073	15%
	$199,940	$165,109	21%	$182,308	10%

Average outstanding pawn loan amount (in ones)	$85	$79	8%	$77	(3)%

Composition of pawn collateral:
General merchandise	67%	68%
Jewelry	33%	32%
	100%	100%

Composition of inventories:
General merchandise	72%	68%
Jewelry	28%	32%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	4.3 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 22% (12% on a constant currency basis) to $118.9 million during the first quarter of 2023 compared to $97.9 million for the first quarter of 2022. Same-store retail sales increased 21% (11% on a constant currency basis) during the first quarter of 2023 compared to the first quarter of 2022. The increase in total and same-store retail sales was primarily due to increased inventory levels during the first quarter of 2023 compared to the first quarter of 2022 and greater demand for value-priced consumer goods, with such demand driven in part by inflationary pressures on the Company’s customers. The gross profit margin on retail merchandise sales was 34% during the first quarter of 2023 and 36% during the first quarter of 2022.

Latin America inventories increased 26% (15% on a constant currency basis) from $62.6 million at March 31, 2022 to $79.0 million at March 31, 2023. The increase was primarily due to lower-than-normal inventory balances at March 31, 2022 due to the impacts of the COVID-19 pandemic. Inventories aged greater than one year in Latin America were 1% at both March 31, 2023 and 2022.

Pawn Lending Operations

Latin America pawn loan receivables increased 18% (8% on a constant currency basis) as of March 31, 2023 compared to March 31, 2022, and on a same-store basis, pawn loan receivables increased 18% and 7%, respectively. The increase in total and same-store pawn receivables was primarily due to the continued recovery in pawn loan demand to pre-pandemic levels combined with inflationary pressures driving additional demand for consumer credit.

Latin America pawn loan fees increased 18% (8% on a constant currency basis), totaling $48.9 million during the first quarter of 2023 compared to $41.5 million for the first quarter of 2022. Same-store pawn fees also increased 18% (8% on a constant currency basis) in the first quarter of 2023 compared to the first quarter of 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to higher average pawn receivables which reflected the continued recovery in pawn loan receivables to pre-pandemic levels combined with inflationary pressures driving additional demand for consumer credit.

Segment Expenses

Operating expenses increased 22% (13% on a constant currency basis) to $55.8 million during the first quarter of 2023 compared to $45.5 million during the first quarter of 2022, reflecting continued store growth, inflationary pressure on labor and other operating expenses and increases in the federally mandated minimum wage and other required benefit programs. Same-store operating expenses increased 21% (12% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the first quarter of 2023 was $32.9 million, which generated a pre-tax segment operating margin of 18% compared to $29.5 million and 19% in the prior year, respectively.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 (dollars in thousands):

				Adjusted (1)
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,			2022	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$183,438	$149,947	22%	$149,947	22%
Interest and fees on finance receivables	54,642	42,449	29%	58,622	(7)%
Total revenue	238,080	192,396	24%	208,569	14%

Cost of revenue:
Depreciation of leased merchandise	102,172	93,706	9%	89,347	14%
Provision for lease losses	49,166	39,820	23%	39,820	23%
Provision for loan losses	29,285	24,697	19%	24,697	19%
Total cost of revenue	180,623	158,223	14%	153,864	17%

Net revenue	57,457	34,173	68%	54,705	5%

Segment expenses:
Operating expenses	33,524	28,932	16%	28,932	16%
Depreciation and amortization	736	682	8%	682	8%
Total segment expenses	34,260	29,614	16%	29,614	16%

Segment pre-tax operating income	$23,197	$4,559	409%	$25,091	(8)%

(1)As a result of purchase accounting, AFF’s as reported amounts for the three months ended March 31, 2022 contain significant fair value adjustments. The adjusted amounts for the three months ended March 31, 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Increase
Leased merchandise	$151,175	$112,453	34%
Finance receivables	98,440	72,137	36%
Total gross transaction volume	$249,615	$184,590	35%

The following table details retail POS solutions earning assets as of March 31, 2023 as compared to March 31, 2022 (in thousands):

				Adjusted (2)
				As of
				March 31,	Increase /
	As of March 31,		Increase /	2022	(Decrease)
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$243,363	$159,511	53%	$191,838	27%
Less allowance for lease losses	(93,269)	(40,364)	131%	(76,028)	23%
Leased merchandise, net (1)	$150,094	$119,147	26%	$115,810	30%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$190,703	$212,813	(10)%	$186,329	2%
Less allowance for loan losses	(88,610)	(72,332)	23%	(72,332)	23%
Finance receivables, net	$102,093	$140,481	(27)%	$113,997	(10)%

(1)Includes $1.2 million of intersegment transactions as of March 31, 2023 related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation.

(2)As a result of purchase accounting, AFF’s March 31, 2022 as reported earnings assets contain significant fair value adjustments, which were fully amortized during 2022. The adjusted amounts as of March 31, 2022 exclude these fair value purchase accounting adjustments.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 (in thousands):

				Adjusted (4)
				Three Months
				Ended
	Three Months Ended			March 31,
	March 31,		Increase /	2022	Increase
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$79,576	$5,442	1,362%	$66,968	19%
Provision for lease losses	49,065	39,820	23%	39,820	23%
Charge-offs	(37,045)	(6,020)	515%	(31,882)	16%
Recoveries	1,673	1,122	49%	1,122	49%
Balance at end of period	$93,269	$40,364	131%	$76,028	23%

Leased merchandise portfolio metrics:
Provision expense as percentage of originations (1)	32%			35%
Average monthly net charge-off rate (2)	5.0%			5.3%
Delinquency rate (3)	17.3%			17.0%

Allowance for loan losses:
Balance at beginning of period	$84,833	$75,574	12%
Provision for loan losses	29,285	24,697	19%
Charge-offs	(27,117)	(29,408)	(8)%
Recoveries	1,609	1,469	10%
Balance at end of period	$88,610	$72,332	23%

Finance receivables portfolio metrics:
Provision rate (1)	30%	34%
Average monthly net charge-off rate (2)	4.3%	4.7%
Delinquency rate (3)	16.1%	17.4%

(1)Calculated as provision for lease or loan losses as a percentage of the respective gross transaction volume originated.

(2)Calculated as charge-offs, net of recoveries, as a percentage of the respective average earning asset balance before allowance for lease or loan losses (adjusted to exclude any fair value purchase accounting adjustments, as applicable).

(3)Calculated as the percentage of the respective contractual earning asset balance owed that is 1 to 90 days past due (the Company charges off leases and finance receivables when they are 90 days or more contractually past due).

(4)As a result of purchase accounting, AFF’s as reported allowance for lease losses for the three months ended March 31, 2022 contain significant fair value adjustments. The adjusted amounts for the three months ended March 31, 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics for the three months ended March 31, 2022 provide a useful comparison against the March 31, 2023 amounts.

LTO Operations

Leased merchandise, before allowance for lease losses, increased 53% as of March 31, 2023 compared to March 31, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, leased merchandise, before allowance for lease losses, increased 27% as of March 31, 2023 compared to March 31, 2022. This increase was primarily due to increased transaction volumes from both existing merchants and new merchant locations added since March 31, 2022.

The allowance for lease losses increased 131% to $93.3 million as of March 31, 2023 compared to $40.4 million as of March 31, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, the allowance for lease losses increased 23% as of March 31, 2023 compared to March 31, 2022. This increase was primarily due to the increase in gross transaction volume compared to the first quarter of 2022.

Leased merchandise income increased 22% to $183.4 million during the first quarter of 2023 compared to $149.9 million for the first quarter of 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 9% to $102.2 million during the first quarter of 2023 compared to $93.7 million during the first quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 14%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise decreased from 60% during the first quarter of 2022 (adjusted to exclude purchase accounting adjustments) to 56% during the first quarter of 2023.

Provision for lease losses increased 23% to $49.2 million during the first quarter of 2023 compared to $39.8 million for the first quarter of 2022, which was primarily due to the increase in gross transaction volumes, partially offset by lower than expected charge-offs. As a percentage of gross transaction volume, the provision for lease losses decreased from 35% during the first quarter of 2022 to 32% during the first quarter of 2023 due to slightly improved net charge-off trends on 2022 origination vintages.

Retail Finance Operations

Finance receivables, before allowance for loan losses, decreased 10% as of March 31, 2023 compared to March 31, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, finance receivables, before allowance for loan losses, increased 2% as of March 31, 2023 compared to March 31, 2022. This increase in the outstanding receivable balance was primarily due to new merchant locations added primarily in the fourth quarter of 2022 and first quarter of 2023, resulting in increased quarter-over-quarter transaction volumes.

The allowance for loan losses increased 23% to $88.6 million as of March 31, 2023 compared to $72.3 million as of March 31, 2022. While finance receivable credit metrics generally improved during the first quarter of 2023 compared to the first quarter of 2022, certain retail financing products AFF makes available to its merchants have less extensive history than the LTO products, therefore, the Company continues to apply certain qualitative factors and forecasted business trends in its CECL reserve methodology for its finance receivables.

Interest and fees on finance receivables increased 29% to $54.6 million during the first quarter of 2023 compared to $42.4 million for the first quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables decreased 7%. The decrease was primarily due to timing of transaction volume originations resulting in a decline in the average finance receivable balance during most of 2022 as noted above.

Provision for loan losses increased 19% to $29.3 million during the first quarter of 2023 compared to $24.7 million for the first quarter of 2022, which was primarily due to the increase in gross transaction volumes, partially offset by lower than expected charge-offs. As a percentage of gross transaction volume, the provision for loan losses decreased from 34% during the first quarter of 2022 to 30% during the first quarter of 2023 due to slightly improved net charge-off trends on 2022 origination vintages.

Segment Expenses

Operating expenses increased 16% to $33.5 million during the first quarter of 2023 compared to $28.9 million during the first quarter of 2022, which was primarily due to higher leased merchandise balances and transaction volumes. As a percentage of segment revenues, operating expenses remained consistent at 14% during both the first quarter of 2023 and 2022 (adjusted to exclude purchase accounting adjustments).

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the first quarter of 2023 was $23.2 million compared to $4.6 million in the first quarter of 2022. The increase was primarily the result of fair value purchase accounting. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income for the first quarter of 2022 was $25.1 million. The decrease in this adjusted segment pre-tax operating income was primarily the result of the provision for lease and loan losses associated with the increased gross transaction volume (full provision is recorded in the month of transaction origination).

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$81,019	$73,148	11%
Latin America pawn	32,872	29,514	11%
Retail POS payment solutions (1)	23,197	4,559	409%
Intersegment elimination (2)	(144)	—	—%
Consolidated segment pre-tax operating income	136,944	107,221	28%

Corporate expenses and other income:
Administrative expenses	39,017	36,863	6%
Depreciation and amortization	15,060	14,872	1%
Interest expense	20,897	16,221	29%
Interest income	(517)	(676)	(24)%
Gain on foreign exchange	(802)	(480)	67%
Merger and acquisition expenses	31	665	(95)%
Loss on revaluation of contingent acquisition consideration	—	2,570	(100)%
Other expenses (income), net	45	177	(75)%
Total corporate expenses and other income	73,731	70,212	5%

Income before income taxes	63,213	37,009	71%

Provision for income taxes	15,825	9,004	76%

Net income	$47,388	$28,005	69%

(1)The AFF segment results for the three months ended March 31, 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $25 million for the three months ended March 31, 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 9 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 6% to $39.0 million during the first quarter of 2023 compared to $36.9 million in the first quarter of 2022. As a percentage of revenue, administrative expenses decreased from 6% during the first quarter of 2022 to 5% during the first quarter of 2023.

Interest expense increased 29% to $20.9 million during the first quarter of 2023 compared to $16.2 million in the first quarter of 2022, primarily due to higher floating interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

The Company recognized a loss on revaluation of contingent acquisition consideration of $2.6 million during the first quarter of 2022 as a result of an increase in the liability for the estimated fair value of contingent consideration related to the AFF acquisition. See Note 4 of Notes to Consolidated Financial Statements.

Consolidated effective income tax rates for the first quarter of 2023 and 2022 were 25.0% and 24.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Material Capital Requirements

The Company’s primary capital requirements include:

•Expand pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions of pawn stores and purchases of real estate at existing locations;
•Expand retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
•Return capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 3 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology-related equipment, general corporate operating activities, income tax payments and debt service, among others. While the Company currently expects net de-leveraging by the end of 2023, net interest expense is expected to increase in 2023 compared to 2022 due to higher floating interest rates on the borrowings under the revolving credit facilities. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items over the next 12 months and also in the longer-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion through new store openings and acquisitions. For 2023, the Company expects to add approximately 60 new (“de novo”) stores in Latin America and four de novo stores in the U.S. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During the three months ended March 31, 2023, the Company acquired three pawn stores in the U.S. for a cumulative purchase price of $2.2 million, net of cash acquired and subject to future post-closing adjustments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at five store locations, primarily from landlords at existing stores, for a cumulative purchase price of $17.5 million during the three months ended March 31, 2023.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business primarily by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes. In addition to utilizing cash flows generated from its own operations to fund expected 2023 growth, AFF has access to the additional sources of liquidity described below if needed to fund further expansion activities.

Return of Capital to Shareholders

In April 2023, the Company’s Board of Directors declared a $0.33 per share second quarter cash dividend on common shares outstanding, or an aggregate of $15.0 million based on the March 31, 2023 share count, to be paid on May 31, 2023 to stockholders of record as of May 15, 2023. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the three months ended March 31, 2023, the Company repurchased a total of 782,000 shares of common stock at an aggregate cost of $70.7 million and an average cost per share of $90.37. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the inflation Reduction Act of 2022. The Company incurred $0.7 million of excise taxes during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased 1,048,000 shares of common stock at an aggregate cost of $72.2 million and an average cost per share of $68.87. The Company has approximately $43.6 million of remaining availability under its share repurchase program authorized in October 2022. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of March 31, 2023, the Company’s primary sources of liquidity were $100.8 million in cash and cash equivalents and $279.1 million of available and unused funds under the Company’s revolving unsecured credit facility, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $766.2 million as of March 31, 2023.

The Company’s cash and cash equivalents as of March 31, 2023 included $35.2 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Regulatory Developments.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 49% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flow provided by operating activities	$110,594	$120,145
Cash flow (used in) provided by investing activities	$(13,239)	$183
Cash flow used in financing activities	$(115,984)	$(127,895)

	As of March 31,
	2023	2022
Working capital	$766,232	$651,802
Current ratio	3.5:1	2.7:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities decreased $9.6 million, or 8%, from $120.1 million for the three months ended March 31, 2022 to $110.6 million for the three months ended March 31, 2023, as an increase in net income of $19.4 million was offset by net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $13.4 million, or 7,334%, from net cash provided by investing activities of $0.2 million for the three months ended March 31, 2022 to net cash used in investing activities of $13.2 million for the three months ended March 31, 2023. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $13.8 million for furniture, fixtures, equipment and improvements and $17.5 million for discretionary pawn store real property purchases during the three months ended March 31, 2023 compared to $7.0 million and $10.2 million in the prior-year period, respectively. The Company paid $1.7 million in cash related to pawn store acquisitions during the three months ended March 31, 2023. The Company received funds from a net decrease in pawn loans of $44.4 million during the three months ended March 31, 2023 and $17.4 million during the three months ended March 31, 2022. The Company funded a net increase in finance receivables of $24.5 million during the three months ended March 31, 2023 and received funds from a net decrease in finance receivables of $0.1 million during the three months ended March 31, 2022.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $11.9 million, or 9%, from $127.9 million for the three months ended March 31, 2022 to $116.0 million for the three months ended March 31, 2023. Net payments on the credit facilities were $31.0 million during the three months ended March 31, 2023 compared to net payments of $41.0 million during the three months ended March 31, 2022. The Company funded $67.2 million for share repurchases and paid dividends of $15.3 million during the three months ended March 31, 2023, compared to funding $72.2 million of share repurchases and dividends paid of $14.5 million during the three months ended March 31, 2022. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the three months ended March 31, 2023 of $2.5 million.

REGULATORY DEVELOPMENTS

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 6, 2023 and in subsequent filings on Form 10-Q.

There have been no other material changes in regulatory developments directly affecting the Company since December 31, 2022.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023		2022
	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$47,388	$1.02	$28,005	$0.58
Adjustments, net of tax:
Merger and acquisition expenses	22	—	511	0.01
Non-cash foreign currency gain related to lease liability	(847)	(0.01)	(484)	(0.01)
AFF purchase accounting adjustments (1)	11,102	0.24	26,724	0.56
Loss on revaluation of contingent acquisition consideration	—	—	1,979	0.04
Other expenses (income), net	35	—	136	—
Adjusted net income and diluted earnings per share	$57,700	$1.25	$56,871	$1.18

(1)See detail of the AFF purchase accounting adjustments in tables below.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$31	$9	$22	$665	$154	$511
Non-cash foreign currency gain related to lease liability	(1,210)	(363)	(847)	(692)	(208)	(484)
AFF purchase accounting adjustments (1)	14,418	3,316	11,102	34,707	7,983	26,724
Loss on revaluation of contingent acquisition consideration	—	—	—	2,570	591	1,979
Other expenses (income), net	45	10	35	177	41	136
Total adjustments	$13,284	$2,972	$10,312	$37,427	$8,561	$28,866

(1)The following table details AFF purchase accounting adjustments (in thousands):

	Three Months Ended March 31,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$16,173	$3,720	$12,453
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	4,359	1,003	3,356
Amortization of acquired intangible assets	14,418	3,316	11,102	14,175	3,260	10,915
Total AFF purchase accounting adjustments	$14,418	$3,316	$11,102	$34,707	$7,983	$26,724

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Net income	$47,388	$28,005	$272,878	$119,199
Provision for income taxes	15,825	9,004	76,959	38,041
Depreciation and amortization	27,111	25,542	105,401	60,836
Interest expense	20,897	16,221	75,384	41,377
Interest income	(517)	(676)	(1,154)	(1,214)
EBITDA	110,704	78,096	529,468	258,239
Adjustments:
Merger and acquisition expenses	31	665	3,105	15,948
Non-cash foreign currency gain related to lease liability	(1,210)	(692)	(1,847)	(650)
AFF purchase accounting adjustments (1)	—	20,532	29,822	66,894
Loss (gain) on revaluation of contingent acquisition consideration	—	2,570	(112,119)	(15,301)
Other expenses (income), net	45	177	(2,863)	248
Adjusted EBITDA	$109,570	$101,348	$445,566	$325,378

(1)Excludes $14.4 million and $56.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months and trailing twelve months ended March 31, 2023, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA. Excludes $14.2 million and $16.2 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months and trailing twelve months ended March 31, 2022, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA.

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Cash flow from operating activities	$110,594	$120,145	$459,754	$274,275
Cash flow from certain investing activities:
Pawn loans, net (1)	44,358	17,383	(8,842)	(98,351)
Finance receivables, net	(24,540)	61	(109,954)	(5,783)
Purchases of furniture, fixtures, equipment and improvements	(13,828)	(7,028)	(42,386)	(39,559)
Free cash flow	116,584	130,561	298,572	130,582
Merger and acquisition expenses paid, net of tax benefit	22	511	2,389	12,267
Adjusted free cash flow	$116,606	$131,072	$300,961	$142,849

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

Additionally, the following table provides a reconciliation of consolidated total revenue, presented in accordance with GAAP, to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Total revenue, as reported	$762,739	$659,839
AFF purchase accounting adjustments (1)	—	16,173
Adjusted total revenue	$762,739	$676,012

(1)Adjustment relates to the net amortization of the fair value premium on acquired finance receivables, which is recognized as an adjustment to interest income on an effective yield basis over the lives of the acquired finance receivables. See the retail POS payment solutions segment tables in “Results of Operations” above for additional segment-level reconciliations.

Constant Currency Results

The Company’s reporting currency is the U.S. dollar, however, certain performance metrics discussed in this report are presented on a “constant currency” basis, which is considered a non-GAAP financial measure. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America, which are transacted in local currencies in Mexico, Guatemala and Colombia. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2023	2022	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.1	20.0	9%
Three months ended	18.7	20.5	9%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.7	(1)%
Three months ended	7.8	7.7	(1)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,627	3,748	(23)%
Three months ended	4,762	3,914	(22)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2022 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2022 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Regulatory Developments” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2022 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2022 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended March 31, 2023 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased (1)	Average Price Paid Per Share (1), (2)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (2)
January 1 through January 31, 2023	28,331	$86.91	—	$114,353
February 1 through February 28, 2023	230,370	89.45	230,370	93,746
March 1 through March 31, 2023	552,028	90.75	552,028	43,648
Total	810,729	90.25	782,398

(1)In January 2023, 28,331 shares of the Company’s common stock were withheld by the Company to satisfy tax obligations that arose upon vesting of certain restricted stock granted pursuant to shareholder approved plans. These shares were not acquired pursuant to a publicly announced repurchase plan.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2023	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)