Form 10-Q
period 2023-06-30
FirstCash Holdings, Inc.
filed 2023-07-31
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023
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

As of July 26, 2023, there were 45,107,912 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of any material acquisition, including the American First Finance (“AFF”) acquisition, to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including, as a result to, changes in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation and rising interest rates, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2023	2022	2022
ASSETS
Cash and cash equivalents	$104,598	$110,414	$117,330
Accounts receivable, net	63,337	55,924	57,792
Pawn loans	426,165	385,708	390,617
Finance receivables, net	110,555	125,619	103,494
Inventories	267,142	260,528	288,339
Leased merchandise, net	143,145	118,924	153,302
Prepaid expenses and other current assets	30,102	21,125	19,788
Total current assets	1,145,044	1,078,242	1,130,662

Property and equipment, net	587,934	519,836	538,681
Operating lease right of use asset	305,513	301,979	307,009
Goodwill	1,600,068	1,522,192	1,581,381
Intangible assets, net	303,642	359,716	330,338
Other assets	9,586	8,345	9,415
Deferred tax assets, net	7,770	6,231	7,381
Total assets	$3,959,557	$3,796,541	$3,904,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$146,163	$198,967	$139,460
Customer deposits and prepayments	70,056	59,754	63,125
Lease liability, current	96,215	90,804	92,944
Total current liabilities	312,434	349,525	295,529

Revolving unsecured credit facilities	376,000	274,000	339,000
Senior unsecured notes	1,036,660	1,034,761	1,035,698
Deferred tax liabilities, net	140,609	121,046	151,759
Lease liability, non-current	197,135	199,211	203,115
Total liabilities	2,062,838	1,978,543	2,025,101

Stockholders’ equity:
Common stock	573	573	573
Additional paid-in capital	1,734,122	1,729,625	1,734,528
Retained earnings	1,122,579	952,011	1,060,603
Accumulated other comprehensive loss	(49,258)	(119,994)	(106,573)
Common stock held in treasury, at cost	(911,297)	(744,217)	(809,365)
Total stockholders’ equity	1,896,719	1,817,998	1,879,766
Total liabilities and stockholders’ equity	$3,959,557	$3,796,541	$3,904,867

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Retail merchandise sales	$320,864	$298,257	$648,779	$601,076
Pawn loan fees	154,178	134,067	305,738	265,886
Leased merchandise income	189,805	147,700	373,243	297,647
Interest and fees on finance receivables	58,192	43,744	112,834	86,193
Wholesale scrap jewelry sales	27,583	23,848	72,767	56,653
Total revenue	750,622	647,616	1,513,361	1,307,455

Cost of revenue:
Cost of retail merchandise sold	192,271	179,309	391,272	361,523
Depreciation of leased merchandise	102,521	82,605	204,126	176,311
Provision for lease losses	52,873	38,035	101,938	77,855
Provision for loan losses	28,190	26,800	57,475	51,497
Cost of wholesale scrap jewelry sold	21,880	19,895	57,607	48,110
Total cost of revenue	397,735	346,644	812,418	715,296

Net revenue	352,887	300,972	700,943	592,159

Expenses and other income:
Operating expenses	204,781	180,555	403,842	353,851
Administrative expenses	40,355	37,068	79,372	73,931
Depreciation and amortization	27,050	25,982	54,161	51,524
Interest expense	21,071	16,246	41,968	32,467
Interest income	(408)	(222)	(925)	(898)
(Gain) loss on foreign exchange	(817)	27	(1,619)	(453)
Merger and acquisition expenses	252	314	283	979
Gain on revaluation of contingent acquisition consideration	—	(65,559)	—	(62,989)
Other expenses (income), net	79	(3,062)	124	(2,885)
Total expenses and other income	292,363	191,349	577,206	445,527

Income before income taxes	60,524	109,623	123,737	146,632

Provision for income taxes	15,344	23,515	31,169	32,519

Net income	$45,180	$86,108	$92,568	$114,113

Earnings per share:
Basic	$0.99	$1.82	$2.02	$2.39
Diluted	$0.99	$1.81	$2.01	$2.38

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$45,180	$86,108	$92,568	$114,113
Other comprehensive income:
Currency translation adjustment	27,802	(484)	57,315	11,305
Comprehensive income	$72,982	$85,624	$149,883	$125,418

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2022	57,322	$573	$1,734,528	$1,060,603	$(106,573)	11,030	$(809,365)	$1,879,766
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,156)	—	—	(64)	4,693	(2,463)
Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	47,388	—	—	—	47,388
Cash dividends ($0.33 per share)	—	—	—	(15,294)	—	—	—	(15,294)
Currency translation adjustment	—	—	—	—	29,513	—	—	29,513
Purchases of treasury stock, including excise tax	—	—	—	—	—	782	(71,411)	(71,411)
As of 3/31/2023	57,322	$573	$1,730,747	$1,092,697	$(77,060)	11,748	$(876,083)	$1,870,874

Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	45,180	—	—	—	45,180
Cash dividends ($0.33 per share)	—	—	—	(15,298)	—	—	—	(15,298)
Currency translation adjustment	—	—	—	—	27,802	—	—	27,802
Purchases of treasury stock, including excise tax	—	—	—	—	—	371	(35,214)	(35,214)
As of 6/30/2023	57,322	$573	$1,734,122	$1,122,579	$(49,258)	12,119	$(911,297)	$1,896,719

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2023	2022
Cash flow from operating activities:
Net income	$92,568	$114,113
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	204,126	176,311
Provision for lease losses	101,938	77,855
Provision for loan losses	57,475	51,497
Share-based compensation expense	6,750	5,950
Depreciation and amortization expense	54,161	51,524
Amortization of debt issuance costs	1,375	1,473
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(7,411)	27,451
Gain on revaluation of contingent acquisition consideration	—	(62,989)
Impairments and dispositions of certain other assets	124	318
Deferred income taxes, net	(10,571)	12,702
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(3,551)	(224)
Inventories purchased directly from customers, wholesalers or manufacturers	11,476	1,804
Leased merchandise, net	(295,907)	(229,146)
Prepaid expenses and other assets	(4,696)	(1,672)
Accounts payable, accrued liabilities and other liabilities	(2,936)	(4,846)
Income taxes	748	4,646
Net cash flow provided by operating activities	205,669	226,767
Cash flow from investing activities:
Pawn loans, net (1)	188	(32,265)
Finance receivables, net	(57,125)	(23,546)
Purchases of furniture, fixtures, equipment and improvements	(28,348)	(19,686)
Purchases of store real property	(34,542)	(58,559)
Acquisitions of pawn stores, net of cash acquired	(5,472)	(2,343)
Net cash flow used in investing activities	(125,299)	(136,399)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	180,000	126,000
Repayments of unsecured credit facilities	(143,000)	(111,000)
Debt issuance costs paid	—	(475)
Purchases of treasury stock	(101,843)	(87,727)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(2,463)	—
Dividends paid	(30,592)	(28,781)
Net cash flow used in financing activities	(97,898)	(101,983)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2023	2022
Effect of exchange rates on cash	4,796	1,983
Change in cash and cash equivalents	(12,732)	(9,632)
Cash and cash equivalents at beginning of the period	117,330	120,046
Cash and cash equivalents at end of the period	$104,598	$110,414

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023. The consolidated financial statements as of June 30, 2023 and 2022, and for the three month and six month periods ended June 30, 2023 and 2022, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income	$45,180	$86,108	$92,568	$114,113

Denominator:
Weighted-average common shares for calculating basic earnings per share	45,455	47,425	45,799	47,831
Effect of dilutive securities:
Restricted stock unit awards	223	74	194	66
Weighted-average common shares for calculating diluted earnings per share	45,678	47,499	45,993	47,897

Earnings per share:
Basic	$0.99	$1.82	$2.02	$2.39
Diluted	$0.99	$1.81	$2.01	$2.38

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 3.9 years as of June 30, 2023 and 4.1 years as of June 30, 2022.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2023 and 2022 was 7.3% and 6.0%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $1.1 million and less than $0.1 million during the three months ended June 30, 2023 and 2022, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2023 and 2022, the Company recognized a foreign currency gain of $2.3 million and $0.7 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating lease expense	$34,475	$32,074	$68,015	$63,602
Variable lease expense (1)	4,561	4,229	9,033	8,403
Total operating lease expense	$39,036	$36,303	$77,048	$72,005

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2023 (in thousands):

Six months ending December 31, 2023	$59,618
2024	101,384
2025	72,721
2026	49,375
2027	25,547
Thereafter	28,781
Total	$337,426
Less amount of lease payments representing interest	(44,076)
Total present value of lease payments	$293,350

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$60,660	$58,343
Leased assets obtained in exchange for new operating lease liabilities	$35,392	$41,991

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023. The Company’s financial assets and liabilities as of June 30, 2022 and December 31, 2022 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Financial liabilities (1):
Contingent consideration as of June 30, 2022	$—	$—	$46,560
Contingent consideration as of December 31, 2022	—	—	—

(1)Under the AFF purchase agreement, the seller parties had the right to receive up to $50 million of additional consideration if AFF achieved certain adjusted EBITDA targets for the first half of 2023. AFF did not achieve the threshold adjusted EBITDA target for the first half of 2023 and, therefore, the $50 million of additional consideration was not earned by the seller parties. As of June 30, 2023, there was no remaining contingent consideration available to the seller parties. The contingent consideration related to the AFF acquisition is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of June 30, 2022.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three and six months ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Contingent consideration at beginning of the period	$—	$112,119	$—	$109,549
Change in fair value (1)	—	(65,559)	—	(62,989)
Contingent consideration at end of the period	$—	$46,560	$—	$46,560

(1)The Company recognized a gain of $65.6 million and $63.0 million during the three and six months ended June 30, 2022, respectively, as a result of the change in fair value of the contingent consideration, which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2023 and June 30, 2022.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of June 30, 2023, June 30, 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,598	$104,598	$104,598	$—	$—
Accounts receivable, net	63,337	63,337	—	—	63,337
Pawn loans	426,165	426,165	—	—	426,165
Finance receivables, net (1)	110,555	225,195	—	—	225,195
	$704,655	$819,295	$104,598	$—	$714,697

Financial liabilities:
Revolving unsecured credit facility	$376,000	$376,000	$—	$376,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	941,000	—	941,000	—
	$1,426,000	$1,317,000	$—	$1,317,000	$—

(1)Finance receivables, gross as of June 30, 2023 was $216.0 million. See Note 5.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$110,414	$110,414	$110,414	$—	$—
Accounts receivable, net	55,924	55,924	—	—	55,924
Pawn loans	385,708	385,708	—	—	385,708
Finance receivables, net (1)	125,619	196,210	—	—	196,210
	$677,665	$748,256	$110,414	$—	$637,842

Financial liabilities:
Revolving unsecured credit facilities	$274,000	$274,000	$—	$274,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	900,000	—	900,000	—
	$1,324,000	$1,174,000	$—	$1,174,000	$—

(1)Finance receivables, gross as of June 30, 2022 was $190.3 million. See Note 5.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,330	$117,330	$117,330	$—	$—
Accounts receivable, net	57,792	57,792	—	—	57,792
Pawn loans	390,617	390,617	—	—	390,617
Finance receivables, net (1)	103,494	201,895	—	—	201,895
	$669,233	$767,634	$117,330	$—	$650,304

Financial liabilities:
Revolving unsecured credit facilities	$339,000	$339,000	$—	$339,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	932,000	—	932,000	—
	$1,389,000	$1,271,000	$—	$1,271,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of June 30, 2023, June 30, 2022 and December 31, 2022. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 5 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated installment loans, consist of the following (in thousands):

	As of June 30,		As of December 31,
	2023	2022	2022
Finance receivables, gross	$216,037	$190,256	$195,987
Fair value premium on non-purchase credit deteriorated (”PCD”) finance receivables (1)	—	13,003	—
Merchant partner discounts and premiums, net	(7,812)	(1,002)	(3,517)
Unearned origination fees	(4,616)	(2,702)	(4,143)
Finance receivables, amortized cost	203,609	199,555	188,327
Less allowance for loan losses	(93,054)	(73,936)	(84,833)
Finance receivables, net	$110,555	$125,619	$103,494

(1)Represents the difference between the initial fair value and the unpaid principal balance as of the date of the AFF acquisition, which is recognized through interest income on an effective yield basis over the lives of the related non-PCD finance receivables.

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$88,610	$72,332	$84,833	$75,574
Provision for loan losses	28,190	26,800	57,475	51,497
Charge-offs	(25,274)	(26,579)	(52,391)	(55,987)
Recoveries	1,528	1,383	3,137	2,852
Balance at end of period	$93,054	$73,936	$93,054	$73,936

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of June 30, 2023 and 2022, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
As of June 30, 2023
Delinquency:
1 to 30 days past due	$10,963	$6,371	$580	$17,914
31 to 60 days past due	5,973	4,141	410	10,524
61 to 89 days past due (1)	4,200	4,000	401	8,601
Total past due finance receivables	21,136	14,512	1,391	37,039
Current finance receivables	110,611	51,481	4,478	166,570
Finance receivables, amortized cost	$131,747	$65,993	$5,869	$203,609

	Origination Year
	2022	2021	2020	Total
As of June 30, 2022
Delinquency:
1 to 30 days past due	$8,919	$7,849	$478	$17,246
31 to 60 days past due	4,467	5,275	286	10,028
61 to 89 days past due (1)	3,014	4,837	293	8,144
Total past due finance receivables before fair value adjustments	16,400	17,961	1,057	35,418
Current finance receivables before fair value adjustments	89,414	57,852	3,868	151,134
Finance receivables before fair value adjustments	$105,814	$75,813	$4,925	186,552
Fair value premium on non-PCD finance receivables				13,003
Finance receivables, amortized cost				$199,555

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the six months ended June 30, 2023, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the six months ended June 30, 2023	$6,110	$39,770	$6,511	$52,391

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of June 30,		As of December 31,
	2023	2022	2022
Leased merchandise (1)	$369,547	$255,559	$335,038
Processing fees	(4,313)	(2,882)	(4,124)
Merchant partner discounts and premiums, net	2,735	1,862	2,456
Accumulated depreciation	(113,852)	(66,514)	(100,879)
Leased merchandise, before allowance for lease losses	254,117	188,025	232,491
Less allowance for lease losses	(110,972)	(69,101)	(79,189)
Leased merchandise, net	$143,145	$118,924	$153,302

(1)Acquired leased merchandise in the AFF acquisition was recorded at fair value.

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Balance at beginning of period	$93,149	$40,364	$79,189	$5,442
Provision for lease losses	52,873	38,035	101,938	77,855
Charge-offs	(36,723)	(10,301)	(73,501)	(16,321)
Recoveries	1,673	1,003	3,346	2,125
Balance at end of period	$110,972	$69,101	$110,972	$69,101

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2023	2022	2022
Revolving unsecured credit facility, maturing 2027 (1)	$376,000	$274,000	$339,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	493,981	492,981	493,475
5.625% senior unsecured notes due 2030 (3)	542,679	541,780	542,223
Total senior unsecured notes	1,036,660	1,034,761	1,035,698

Total long-term debt	$1,412,660	$1,308,761	$1,374,698

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of June 30, 2023, June 30, 2022 and December 31, 2022, deferred debt issuance costs of $6.0 million, $7.0 million and $6.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of June 30, 2023, June 30, 2022 and December 31, 2022, deferred debt issuance costs of $7.3 million, $8.2 million and $7.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2023, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $590.0 million. The Credit Facility matures on August 30, 2027. As of June 30, 2023, the Company had $376.0 million in outstanding borrowings and $2.9 million in outstanding letters of credit under the Credit Facility, leaving $211.1 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2023 was 7.70% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2023. During the six months ended June 30, 2023, the Company received net proceeds of $37.0 million from borrowings pursuant to the Credit Facility.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2023, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2023, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

The Company believes it has meritorious defenses to all of the claims described below, and intends to vigorously defend itself against such claims. However, legal and regulatory proceedings involve an inherent level of uncertainty and no assurances can be given regarding the ultimate outcome of any such matters or whether an adverse outcome would not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. At this stage, the Company is unable to determine whether a future loss will be incurred for any of its outstanding legal and regulatory proceedings or estimate a range of loss with respect to such proceeding, if any, and accordingly, no material amounts have been accrued in the Company’s financial statements for legal and regulatory proceedings.

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

The Company was named as a nominal defendant and certain of the Company’s current and former directors and officers were named as defendants in a shareholder derivative lawsuit filed on July 19, 2022 in the United States District Court for the Northern District of Texas and styled Treppel Family Trust U/A 08/18/18 Lawrence A. Treppel and Geri D. Treppel for the Benefit of Geri D. Treppel and Larry A. Treppel, Derivatively on Behalf of FirstCash Holdings, Inc., v. Rick L. Wessel, et. al, Case 4:22-cv-00623-P (N.D. Tex). The complaint made similar allegations as the Litigation and alleged a single count for breach of fiduciary duty against the named derivative defendants. On June 20, 2023, the Plaintiff filed a stipulation voluntarily dismissing the case without prejudice and the Court closed the case the same day.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit on the basis that the funding structure of the CFPB is unconstitutional. This motion to dismiss follows the recent decision in another case by the Fifth Circuit Court of Appeals which found that the CFPB is unconstitutionally structured. The Fifth Circuit’s decisions govern the law applied in the jurisdiction in which the CFPB action is pending against the Company. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Court entered on November 4, 2022. The Supreme Court decided to review the Fifth Circuit's decision, which has been set for oral argument on October 3, 2023. Following that argument, the Supreme Court will issue a decision some time before its term ends in June 2024. The stay of the CFPB’s action against the Company will remain in effect until that Supreme Court appeal is resolved.

Gold Forward Sales Contracts

As of June 30, 2023, the Company had contractual commitments to deliver a total of 66,600 gold ounces during the months of July 2023 through March 2025 at a weighted-average price of $2,013 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

The following tables present reportable segment information for the three and six month periods ended June 30, 2023 and 2022 as well as segment earning assets (in thousands):

	Three Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$196,043	$126,581	$—	$(1,760)	(1)	$320,864
Pawn loan fees	98,973	55,205	—	—		154,178
Leased merchandise income	—	—	189,805	—		189,805
Interest and fees on finance receivables	—	—	58,192	—		58,192
Wholesale scrap jewelry sales	17,652	9,931	—	—		27,583
Total revenue	312,668	191,717	247,997	(1,760)		750,622

Cost of revenue:
Cost of retail merchandise sold	111,539	81,660	—	(928)	(1)	192,271
Depreciation of leased merchandise	—	—	103,062	(541)	(1)	102,521
Provision for lease losses	—	—	53,048	(175)	(1)	52,873
Provision for loan losses	—	—	28,190	—		28,190
Cost of wholesale scrap jewelry sold	14,225	7,655	—	—		21,880
Total cost of revenue	125,764	89,315	184,300	(1,644)		397,735

Net revenue (loss)	186,904	102,402	63,697	(116)		352,887

Expenses and other income:
Operating expenses	108,159	59,507	37,115	—		204,781
Administrative expenses	—	—	—	40,355		40,355
Depreciation and amortization	6,330	5,203	751	14,766		27,050
Interest expense	—	—	—	21,071		21,071
Interest income	—	—	—	(408)		(408)
Gain on foreign exchange	—	—	—	(817)		(817)
Merger and acquisition expenses	—	—	—	252		252
Other expenses (income), net	—	—	—	79		79
Total expenses and other income	114,489	64,710	37,866	75,298		292,363

Income (loss) before income taxes	$72,415	$37,692	$25,831	$(75,414)		$60,524

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Six Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$406,724	$245,518	$—	$(3,463)	(1)	$648,779
Pawn loan fees	201,657	104,081	—	—		305,738
Leased merchandise income	—	—	373,243	—		373,243
Interest and fees on finance receivables	—	—	112,834	—		112,834
Wholesale scrap jewelry sales	43,968	28,799	—	—		72,767
Total revenue	652,349	378,398	486,077	(3,463)		1,513,361

Cost of revenue:
Cost of retail merchandise sold	233,468	159,623	—	(1,819)	(1)	391,272
Depreciation of leased merchandise	—	—	205,234	(1,108)	(1)	204,126
Provision for lease losses	—	—	102,214	(276)	(1)	101,938
Provision for loan losses	—	—	57,475	—		57,475
Cost of wholesale scrap jewelry sold	35,307	22,300	—	—		57,607
Total cost of revenue	268,775	181,923	364,923	(3,203)		812,418

Net revenue (loss)	383,574	196,475	121,154	(260)		700,943

Expenses and other income:
Operating expenses	217,940	115,263	70,639	—		403,842
Administrative expenses	—	—	—	79,372		79,372
Depreciation and amortization	12,200	10,648	1,487	29,826		54,161
Interest expense	—	—	—	41,968		41,968
Interest income	—	—	—	(925)		(925)
Gain on foreign exchange	—	—	—	(1,619)		(1,619)
Merger and acquisition expenses	—	—	—	283		283
Other expenses (income), net	—	—	—	124		124
Total expenses and other income	230,140	125,911	72,126	149,029		577,206

Income (loss) before income taxes	$153,434	$70,564	$49,028	$(149,289)		$123,737

	As of June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$291,447	$134,718	$—	$—		$426,165
Finance receivables, net	—	—	110,555	—		110,555
Inventories	180,410	86,732	—	—		267,142
Leased merchandise, net	—	—	144,501	(1,356)	(1)	143,145

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Three Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$195,369	$102,888	$—	$—	$298,257
Pawn loan fees	87,743	46,324	—	—	134,067
Leased merchandise income	—	—	147,700	—	147,700
Interest and fees on finance receivables	—	—	43,744	—	43,744
Wholesale scrap jewelry sales	15,673	8,175	—	—	23,848
Total revenue	298,785	157,387	191,444	—	647,616

Cost of revenue:
Cost of retail merchandise sold	114,390	64,919	—	—	179,309
Depreciation of leased merchandise	—	—	82,605	—	82,605
Provision for lease losses	—	—	38,035	—	38,035
Provision for loan losses	—	—	26,800	—	26,800
Cost of wholesale scrap jewelry sold	13,282	6,613	—	—	19,895
Total cost of revenue	127,672	71,532	147,440	—	346,644

Net revenue	171,113	85,855	44,004	—	300,972

Expenses and other income:
Operating expenses	101,242	48,053	31,260	—	180,555
Administrative expenses	—	—	—	37,068	37,068
Depreciation and amortization	5,868	4,553	699	14,862	25,982
Interest expense	—	—	—	16,246	16,246
Interest income	—	—	—	(222)	(222)
Loss on foreign exchange	—	—	—	27	27
Merger and acquisition expenses	—	—	—	314	314
Gain on revaluation of contingent acquisition consideration	—	—	—	(65,559)	(65,559)
Other expenses (income), net	—	—	—	(3,062)	(3,062)
Total expenses and other income	107,110	52,606	31,959	(326)	191,349

Income before income taxes	$64,003	$33,249	$12,045	$326	$109,623

	Six Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$400,311	$200,765	$—	$—	$601,076
Pawn loan fees	178,082	87,804	—	—	265,886
Leased merchandise income	—	—	297,647	—	297,647
Interest and fees on finance receivables	—	—	86,193	—	86,193
Wholesale scrap jewelry sales	32,197	24,456	—	—	56,653
Total revenue	610,590	313,025	383,840	—	1,307,455

Cost of revenue:
Cost of retail merchandise sold	234,108	127,415	—	—	361,523
Depreciation of leased merchandise	—	—	176,311	—	176,311
Provision for lease losses	—	—	77,855	—	77,855
Provision for loan losses	—	—	51,497	—	51,497
Cost of wholesale scrap jewelry sold	27,812	20,298	—	—	48,110
Total cost of revenue	261,920	147,713	305,663	—	715,296

Net revenue	348,670	165,312	78,177	—	592,159

Expenses and other income:
Operating expenses	200,064	93,595	60,192	—	353,851
Administrative expenses	—	—	—	73,931	73,931
Depreciation and amortization	11,455	8,954	1,381	29,734	51,524
Interest expense	—	—	—	32,467	32,467
Interest income	—	—	—	(898)	(898)
Gain on foreign exchange	—	—	—	(453)	(453)
Merger and acquisition expenses	—	—	—	979	979
Gain on revaluation of contingent acquisition consideration	—	—	—	(62,989)	(62,989)
Other expenses (income), net	—	—	—	(2,885)	(2,885)
Total expenses and other income	211,519	102,549	61,573	69,886	445,527

Income (loss) before income taxes	$137,151	$62,763	$16,604	$(69,886)	$146,632

	As of June 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Consolidated
Earning assets:
Pawn loans	$271,255	$114,453	$—	$385,708
Finance receivables, net	—	—	125,619	125,619
Inventories	185,921	74,607	—	260,528
Leased merchandise, net	—	—	118,924	118,924

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of June 30, 2023, the Company operated 2,889 pawn store locations composed of 1,101 stores in 25 U.S. states and the District of Columbia, 1,697 stores in 32 states in Mexico, 63 stores in Guatemala, 14 stores in Colombia and 14 stores in El Salvador.

The following tables detail pawn store count activity for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023
	U.S.	Latin America	Total
Total locations, beginning of period	1,102	1,775	2,877
New locations opened (1)	2	16	18
Locations acquired	1	—	1
Consolidation of existing pawn locations (2)	(4)	(3)	(7)
Total locations, end of period	1,101	1,788	2,889

	Six Months Ended June 30, 2023
	U.S.	Latin America	Total
Total locations, beginning of period	1,101	1,771	2,872
New locations opened (1)	2	30	32
Locations acquired	4	—	4
Consolidation of existing pawn locations (2)	(6)	(13)	(19)
Total locations, end of period	1,101	1,788	2,889

(1)In addition to new store openings, the Company strategically relocated one store in the U.S. and one store in Latin America during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company strategically relocated two stores in the U.S. and two stores in Latin America.

(2)Store consolidations were primarily acquired locations over the past six years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

POS Payment Solutions

As of June 30, 2023, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 10,500 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2022 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2023.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$196,043	$195,369	—%
Pawn loan fees	98,973	87,743	13%
Wholesale scrap jewelry sales	17,652	15,673	13%
Total revenue	312,668	298,785	5%

Cost of revenue:
Cost of retail merchandise sold	111,539	114,390	(2)%
Cost of wholesale scrap jewelry sold	14,225	13,282	7%
Total cost of revenue	125,764	127,672	(1)%

Net revenue	186,904	171,113	9%

Segment expenses:
Operating expenses	108,159	101,242	7%
Depreciation and amortization	6,330	5,868	8%
Total segment expenses	114,489	107,110	7%

Segment pre-tax operating income	$72,415	$64,003	13%

Operating metrics:
Retail merchandise sales margin	43%	41%
Net revenue margin	60%	57%
Segment pre-tax operating margin	23%	21%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of June 30, 2023 compared to June 30, 2022 (dollars in thousands, except as otherwise noted):

	As of June 30,		Increase /
	2023	2022	(Decrease)
U.S. Pawn Segment
Earning assets:
Pawn loans	$291,447	$271,255	7%
Inventories	180,410	185,921	(3)%
	$471,857	$457,176	3%

Average outstanding pawn loan amount (in ones)	$241	$222	9%

Composition of pawn collateral:
General merchandise	31%	35%
Jewelry	69%	65%
	100%	100%

Composition of inventories:
General merchandise	44%	45%
Jewelry	56%	55%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.7 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased slightly, totaling $196.0 million during the second quarter of 2023 compared to $195.4 million for the second quarter of 2022. Same-store retail sales decreased 3% in the second quarter of 2023 compared to the second quarter of 2022. The slight increase in total retail sales was primarily due to sales contributions from acquired stores, whereas the decrease in same-store retail sales was primarily due to slightly lower than normal inventory levels during the second quarter of 2023 compared to the second quarter of 2022, as further described below. The gross profit margin on retail merchandise sales in the U.S. was 43% in the second quarter of 2023 and 41% in the second quarter of 2022.

U.S. inventories decreased 3% from $185.9 million at June 30, 2022 to $180.4 million at June 30, 2023. The decrease was primarily due to slightly lower pawn loan forfeiture rates in the second quarter of 2023 compared to the second quarter of 2022. Inventories aged greater than one year in the U.S. were 2% at June 30, 2023 and 1% at June 30, 2022.

Pawn Lending Operations

U.S. pawn loan receivables as of June 30, 2023 increased 7% in total and 6% on a same-store basis compared to June 30, 2022. The increase in total and same-store pawn receivables was primarily due to continued inflationary pressures driving additional demand for consumer credit and tightening of competing forms of consumer credit.

U.S. pawn loan fees increased 13% to $99.0 million during the second quarter of 2023 compared to $87.7 million for the second quarter of 2022. Same-store pawn fees in the second quarter of 2023 increased 11% compared to the second quarter of 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables and increased portfolio yield driven by improved customer redemption rates.

Segment Expenses

U.S. operating expenses increased 7% to $108.2 million during the second quarter of 2023 compared to $101.2 million during the second quarter of 2022 while same-store operating expenses increased 4% compared with the prior-year period. The increase in total and same-store operating expenses was primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation driven by increased net revenues and segment profit during the second quarter of 2023 compared to the second quarter of 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the second quarter of 2023 was $72.4 million, which generated a pre-tax segment operating margin of 23% compared to $64.0 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Operations Segment

Latin American results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 benefited from a 12% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2023 compared to June 30, 2022 benefited from a 15% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,
	June 30,			2023	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$126,581	$102,888	23%	$112,899	10%
Pawn loan fees	55,205	46,324	19%	49,177	6%
Wholesale scrap jewelry sales	9,931	8,175	21%	9,931	21%
Total revenue	191,717	157,387	22%	172,007	9%

Cost of revenue:
Cost of retail merchandise sold	81,660	64,919	26%	72,893	12%
Cost of wholesale scrap jewelry sold	7,655	6,613	16%	6,798	3%
Total cost of revenue	89,315	71,532	25%	79,691	11%

Net revenue	102,402	85,855	19%	92,316	8%

Segment expenses:
Operating expenses	59,507	48,053	24%	53,373	11%
Depreciation and amortization	5,203	4,553	14%	4,693	3%
Total segment expenses	64,710	52,606	23%	58,066	10%

Segment pre-tax operating income	$37,692	$33,249	13%	$34,250	3%

Operating metrics:
Retail merchandise sales margin	35%	37%		35%
Net revenue margin	53%	55%		54%
Segment pre-tax operating margin	20%	21%		20%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of June 30, 2023 compared to June 30, 2022 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,	Increase /
	As of June 30,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$134,718	$114,453	18%	$116,100	1%
Inventories	86,732	74,607	16%	74,844	—%
	$221,450	$189,060	17%	$190,944	1%

Average outstanding pawn loan amount (in ones)	$91	$80	14%	$79	(1)%

Composition of pawn collateral:
General merchandise	66%	69%
Jewelry	34%	31%
	100%	100%

Composition of inventories:
General merchandise	69%	70%
Jewelry	31%	30%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	4.2 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 23% (10% on a constant currency basis) to $126.6 million during the second quarter of 2023 compared to $102.9 million for the second quarter of 2022. Same-store retail sales increased 23% (9% on a constant currency basis) during the second quarter of 2023 compared to the second quarter of 2022. The increase in total and same-store retail sales was primarily due to increased inventory levels during the second quarter of 2023 compared to the second quarter of 2022 and greater demand for value-priced consumer goods, with such demand driven in part by inflationary pressures on the Company’s customers. The gross profit margin on retail merchandise sales was 35% during the second quarter of 2023 and 37% during the second quarter of 2022.

Latin America inventories increased 16% (flat on a constant currency basis) from $74.6 million at June 30, 2022 to $86.7 million at June 30, 2023. Inventories aged greater than one year in Latin America were 1% at both June 30, 2023 and 2022.

Pawn Lending Operations

Latin America pawn loan receivables increased 18% (1% on a constant currency basis) as of June 30, 2023 compared to June 30, 2022, and on a same-store basis, pawn loan receivables increased 17% and 1%, respectively. Management believes that the flattening in local currency pawn balances in part reflects continued increases in government-mandated minimum wage and benefit programs in Mexico which have significantly benefited many cash-constrained consumers.

Latin America pawn loan fees increased 19% (6% on a constant currency basis), totaling $55.2 million during the second quarter of 2023 compared to $46.3 million for the second quarter of 2022. Same-store pawn fees also increased 19% (6% on a constant currency basis) in the second quarter of 2023 compared to the second quarter of 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to improved pawn yields and higher average pawn receivables.

Segment Expenses

Operating expenses increased 24% (11% on a constant currency basis) to $59.5 million during the second quarter of 2023 compared to $48.1 million during the second quarter of 2022, reflecting continued store growth, inflationary pressure on labor and other operating expenses and increases in the federally mandated minimum wage and other required benefit programs. Same-store operating expenses increased 23% (10% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the second quarter of 2023 was $37.7 million, which generated a pre-tax segment operating margin of 20% compared to $33.2 million and 21% in the prior year, respectively.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 (dollars in thousands):

				Adjusted (1)
				Three Months
				Ended
	Three Months Ended			June 30,
	June 30,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$189,805	$147,700	29%	$147,700	29%
Interest and fees on finance receivables	58,192	43,744	33%	55,258	5%
Total revenue	247,997	191,444	30%	202,958	22%

Cost of revenue:
Depreciation of leased merchandise	103,062	82,605	25%	81,007	27%
Provision for lease losses	53,048	38,035	39%	38,035	39%
Provision for loan losses	28,190	26,800	5%	26,800	5%
Total cost of revenue	184,300	147,440	25%	145,842	26%

Net revenue	63,697	44,004	45%	57,116	12%

Segment expenses:
Operating expenses	37,115	31,260	19%	31,260	19%
Depreciation and amortization	751	699	7%	699	7%
Total segment expenses	37,866	31,959	18%	31,959	18%

Segment pre-tax operating income	$25,831	$12,045	114%	$25,157	3%

(1)As a result of purchase accounting, AFF’s as reported amounts for the three months ended June 30, 2022 contain significant fair value adjustments. The adjusted amounts for the three months ended June 30, 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 (in thousands):

	Three Months Ended
	June 30,
	2023	2022	Increase
Leased merchandise	$154,103	$123,263	25%
Finance receivables	101,863	82,929	23%
Total gross transaction volume	$255,966	$206,192	24%

The following table details retail POS payment solutions earning assets as of June 30, 2023 as compared to June 30, 2022 (in thousands):

				Adjusted (2)
				As of
				June 30,	Increase /
	As of June 30,		Increase /	2022	(Decrease)
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$255,465	$188,025	36%	$203,199	26%
Less allowance for lease losses	(110,964)	(69,101)	61%	(86,014)	29%
Leased merchandise, net (1)	$144,501	$118,924	22%	$117,185	23%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$203,609	$199,555	2%	$184,585	10%
Less allowance for loan losses	(93,054)	(73,936)	26%	(73,936)	26%
Finance receivables, net	$110,555	$125,619	(12)%	$110,649	—%

(1)Includes $1.4 million of intersegment transactions as of June 30, 2023 related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated net leased merchandise totaled $143.1 million.

(2)As a result of purchase accounting, AFF’s June 30, 2022 as reported earning assets contain significant fair value adjustments, which were fully amortized during 2022. The adjusted amounts as of June 30, 2022 exclude these fair value purchase accounting adjustments.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 (in thousands):

				Adjusted (5)
				Three Months
				Ended
	Three Months Ended			June 30,
	June 30,		Increase /	2022	Increase
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$93,269	$40,364	131%	$76,028	23%
Provision for lease losses (1)	53,048	38,035	39%	38,035	39%
Charge-offs	(37,026)	(10,301)	259%	(29,052)	27%
Recoveries	1,673	1,003	67%	1,003	67%
Balance at end of period	$110,964	$69,101	61%	$86,014	29%

Leased merchandise portfolio metrics:
Provision expense as percentage of originations (2)	34%			31%
Average monthly net charge-off rate (3)	4.7%			4.7%
Delinquency rate (4)	20.7%			19.0%

Allowance for loan losses:
Balance at beginning of period	$88,610	$72,332	23%
Provision for loan losses	28,190	26,800	5%
Charge-offs	(25,274)	(26,579)	(5)%
Recoveries	1,528	1,383	10%
Balance at end of period	$93,054	$73,936	26%

Finance receivables portfolio metrics:
Provision rate (2)	28%	32%
Average monthly net charge-off rate (3)	4.0%	4.5%
Delinquency rate (4)	18.1%	19.0%

(1)Includes $0.2 million of intersegment transactions for the three months ended June 30, 2023 related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, the provision for lease losses totaled $52.9 million.

(2)Calculated as provision for lease or loan losses as a percentage of the respective gross transaction volume originated.

(3)Calculated as charge-offs, net of recoveries, as a percentage of the respective average earning asset balance before allowance for lease or loan losses (adjusted to exclude any fair value purchase accounting adjustments, as applicable).

(4)Calculated as the percentage of the respective contractual earning asset balance owed that is 1 to 89 days past due (the Company charges off leases and finance receivables when they are 90 days or more contractually past due).

(5)As a result of purchase accounting, AFF’s as reported allowance for lease losses for the three months ended June 30, 2022 contain significant fair value adjustments. The adjusted amounts for the three months ended June 30, 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics for the three months ended June 30, 2022 provide a useful comparison against the June 30, 2023 amounts.

LTO Operations

Leased merchandise, before allowance for lease losses, increased 36% as of June 30, 2023 compared to June 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, leased merchandise, before allowance for lease losses, increased 26% as of June 30, 2023 compared to June 30, 2022. This increase was primarily due to increased transaction volumes from both existing merchants and new merchant locations added since June 30, 2022.

The allowance for lease losses increased 61% to $111.0 million as of June 30, 2023 compared to $69.1 million as of June 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, the allowance for lease losses increased 29% as of June 30, 2023 compared to June 30, 2022. This increase was primarily due to the 25% increase in gross transaction volume compared to the second quarter of 2022.

Leased merchandise income increased 29% to $189.8 million during the second quarter of 2023 compared to $147.7 million for the second quarter of 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 25% to $103.1 million during the second quarter of 2023 compared to $82.6 million during the second quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 27%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly from 55% during the second quarter of 2022 (adjusted to exclude purchase accounting adjustments) to 54% during the second quarter of 2023.

Provision for lease losses increased 39% to $53.0 million during the second quarter of 2023 compared to $38.0 million for the second quarter of 2022, which was primarily due to the 25% increase in gross transaction volumes and a slight increase in lease loss provisioning rates used during the second quarter of 2023. As a percentage of gross transaction volume, the provision for lease losses increased from 31% during the second quarter of 2022 to 34% during the second quarter of 2023.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 2% as of June 30, 2023 compared to June 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, finance receivables, before allowance for loan losses, increased 10% as of June 30, 2023 compared to June 30, 2022. This increase in the outstanding receivable balance was primarily due to increased transaction volumes from both existing merchants and new merchant locations added since June 30, 2022.

The allowance for loan losses increased 26% to $93.1 million as of June 30, 2023 compared to $73.9 million as of June 30, 2022. This increase was primarily due to the 23% increase in gross transaction volume compared to the second quarter of 2022.

Interest and fees on finance receivables increased 33% to $58.2 million during the second quarter of 2023 compared to $43.7 million for the second quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables increased 5%, which was primarily due to the higher finance receivable balances.

Provision for loan losses increased 5% to $28.2 million during the second quarter of 2023 compared to $26.8 million for the second quarter of 2022, which was primarily due to the 23% increase in gross transaction volumes, partially offset by slightly improved net charge-off trends primarily on 2022 origination vintages and a slight decrease in loan loss provisioning rates used during the second quarter of 2023. As a percentage of gross transaction volume, the provision for loan losses decreased from 32% during the second quarter of 2022 to 28% during the second quarter of 2023.

Segment Expenses

Operating expenses increased 19% to $37.1 million during the second quarter of 2023 compared to $31.3 million during the second quarter of 2022, which was primarily due to increases in gross transaction volumes. As a percentage of segment revenues, operating expenses remained consistent at 15% during both the second quarter of 2023 and 2022 (adjusted to exclude purchase accounting adjustments).

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the second quarter of 2023 was $25.8 million compared to $12.0 million in the second quarter of 2022. The increase was primarily the result of fair value purchase accounting. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income for the second quarter of 2022 was $25.2 million.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$72,415	$64,003	13%
Latin America pawn	37,692	33,249	13%
Retail POS payment solutions (1)	25,831	12,045	114%
Intersegment elimination (2)	(116)	—	—%
Consolidated segment pre-tax operating income	135,822	109,297	24%

Corporate expenses and other income:
Administrative expenses	40,355	37,068	9%
Depreciation and amortization	14,766	14,862	(1)%
Interest expense	21,071	16,246	30%
Interest income	(408)	(222)	84%
(Gain) loss on foreign exchange	(817)	27	(3,126)%
Merger and acquisition expenses	252	314	(20)%
Gain on revaluation of contingent acquisition consideration	—	(65,559)	(100)%
Other expenses (income), net	79	(3,062)	(103)%
Total corporate expenses and other income	75,298	(326)	(23,198)%

Income before income taxes	60,524	109,623	(45)%

Provision for income taxes	15,344	23,515	(35)%

Net income	$45,180	$86,108	(48)%

(1)The AFF segment results for the three months ended June 30, 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $25.2 million for the three months ended June 30, 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 9 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 9% to $40.4 million during the second quarter of 2023 compared to $37.1 million in the second quarter of 2022. As a percentage of revenue, administrative expenses decreased from 6% during the second quarter of 2022 to 5% during the second quarter of 2023.

Interest expense increased 30% to $21.1 million during the second quarter of 2023 compared to $16.2 million in the second quarter of 2022, primarily due to higher floating interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

The Company recognized a gain on revaluation of contingent acquisition consideration of $65.6 million during the second quarter of 2022 as a result of a decrease in the liability for the estimated fair value of contingent consideration related to the AFF acquisition. See Note 4 of Notes to Consolidated Financial Statements.

The Company recognized a gain of $3.2 million during the second quarter of 2022 as a result of a cash distribution received from a non-operating investment acquired in conjunction with the merger with Cash America International, Inc. (“Cash America Merger”), which was included in other expenses (income), net in the accompanying consolidated statements of income.

Consolidated effective income tax rates for the second quarter of 2023 and 2022 were 25.4% and 21.5%, respectively. The increase in the effective tax rate was primarily due to a $3.4 million permanent domestic tax benefit recognized in the second quarter of 2022 related to the $65.6 million gain on revaluation of certain contingent consideration related to the AFF acquisition as described above and a decreased foreign permanent tax benefit recorded in the second quarter of 2023 compared to the second quarter of 2022, related to a decreased inflation index adjustment allowed in Mexico as a result of moderating inflation in Mexico.

Operating Results for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Six Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$406,724	$400,311	2%
Pawn loan fees	201,657	178,082	13%
Wholesale scrap jewelry sales	43,968	32,197	37%
Total revenue	652,349	610,590	7%

Cost of revenue:
Cost of retail merchandise sold	233,468	234,108	—%
Cost of wholesale scrap jewelry sold	35,307	27,812	27%
Total cost of revenue	268,775	261,920	3%

Net revenue	383,574	348,670	10%

Segment expenses:
Operating expenses	217,940	200,064	9%
Depreciation and amortization	12,200	11,455	7%
Total segment expenses	230,140	211,519	9%

Segment pre-tax operating income	$153,434	$137,151	12%

Operating metrics:
Retail merchandise sales margin	43%	42%
Net revenue margin	59%	57%
Segment pre-tax operating margin	24%	22%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 2% to $406.7 million during the six months ended June 30, 2023 compared to $400.3 million for the six months ended June 30, 2022. Same-store retail sales decreased 2% during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in total retail sales was primarily due to sales contributions from acquired stores whereas the decrease in same-store retail sales was primarily due to slightly lower than normal inventory levels during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. During the six months ended June 30, 2023, the gross profit margin on retail merchandise sales in the U.S. was 43% compared to a margin of 42% during the six months ended June 30, 2022.

Pawn Lending Operations

U.S. pawn loan fees increased 13% to $201.7 million during the six months ended June 30, 2023 compared to $178.1 million for the six months ended June 30, 2022. Same-store pawn fees increased 11% during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables and increased portfolio yield driven by improved customer redemption rates.

Segment Expenses

U.S. store operating expenses increased 9% to $217.9 million during the six months ended June 30, 2023 compared to $200.1 million during the six months ended June 30, 2022 while same-store operating expenses increased 6% compared with the prior-year period. The increase in total and same-store operating expenses was primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation driven by increased net revenues and segment profit during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the six months ended June 30, 2023 was $153.4 million, which generated a pre-tax segment operating margin of 24% compared to $137.2 million and 22% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Operations Segment

Latin American results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 benefited from a 10% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn-store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$245,518	$200,765	22%	$222,177	11%
Pawn loan fees	104,081	87,804	19%	94,092	7%
Wholesale scrap jewelry sales	28,799	24,456	18%	28,799	18%
Total revenue	378,398	313,025	21%	345,068	10%

Cost of revenue:
Cost of retail merchandise sold	159,623	127,415	25%	144,550	13%
Cost of wholesale scrap jewelry sold	22,300	20,298	10%	20,069	(1)%
Total cost of revenue	181,923	147,713	23%	164,619	11%

Net revenue	196,475	165,312	19%	180,449	9%

Segment expenses:
Operating expenses	115,263	93,595	23%	104,949	12%
Depreciation and amortization	10,648	8,954	19%	9,804	9%
Total segment expenses	125,911	102,549	23%	114,753	12%

Segment pre-tax operating income	$70,564	$62,763	12%	$65,696	5%

Operating metrics:
Retail merchandise sales margin	35%	37%		35%
Net revenue margin	52%	53%		52%
Segment pre-tax operating margin	19%	20%		19%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 22% (11% on a constant currency basis) to $245.5 million during the six months ended June 30, 2023 compared to $200.8 million for the six months ended June 30, 2022. Same-store retail sales increased 22% (10% on a constant currency basis) during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in total and same-store retail sales was primarily due to increased inventory levels during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 and greater demand for value-priced consumer goods, with such demand driven in part by inflationary pressures on the Company’s customers. The gross profit margin on retail merchandise sales was 35% during the six months ended June 30, 2023 and 37% during the six months ended June 30, 2022.

Pawn Lending Operations

Latin America pawn loan fees increased 19% (7% on a constant currency basis) to $104.1 million during the six months ended June 30, 2023 compared to $87.8 million for the six months ended June 30, 2022. Same-store pawn fees increased 18% (7% on a constant currency basis) during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to improved pawn yields and higher average pawn receivables.

Segment Expenses

Operating expenses increased 23% (12% on a constant currency basis) to $115.3 million during the six months ended June 30, 2023 compared to $93.6 million during the six months ended June 30, 2022, reflecting continued store growth, inflationary pressure on labor and other operating expenses and increases in the federally mandated minimum wage and other required benefit programs. Same-store operating expenses increased 22% (11% on a constant currency basis) compared to the prior-year period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the six months ended June 30, 2023 was $70.6 million, which generated a pre-tax segment operating margin of 19% compared to $62.8 million and 20% in the prior year, respectively.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 (dollars in thousands):

				Adjusted (1)
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,			2022	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$373,243	$297,647	25%	$297,647	25%
Interest and fees on finance receivables	112,834	86,193	31%	113,880	(1)%
Total revenue	486,077	383,840	27%	411,527	18%

Cost of revenue:
Depreciation of leased merchandise	205,234	176,311	16%	170,354	20%
Provision for lease losses	102,214	77,855	31%	77,855	31%
Provision for loan losses	57,475	51,497	12%	51,497	12%
Total cost of revenue	364,923	305,663	19%	299,706	22%

Net revenue	121,154	78,177	55%	111,821	8%

Segment expenses:
Operating expenses	70,639	60,192	17%	60,192	17%
Depreciation and amortization	1,487	1,381	8%	1,381	8%
Total segment expenses	72,126	61,573	17%	61,573	17%

Segment pre-tax operating income	$49,028	$16,604	195%	$50,248	(2)%

(1)As a result of purchase accounting, AFF’s as reported amounts for the six months ended June 30, 2022 contain significant fair value adjustments. The adjusted amounts for the six months ended June 30, 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 (in thousands):

	Six Months Ended
	June 30,
	2023	2022	Increase
Leased merchandise	$305,278	$235,717	30%
Finance receivables	200,303	155,066	29%
Total gross transaction volume	$505,581	$390,783	29%

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 (in thousands):

				Adjusted (5)
				Six Months
				Ended
	Six Months Ended			June 30,
	June 30,		Increase /	2022	Increase
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$79,576	$5,442	1,362%	$66,968	19%
Provision for lease losses (1)	102,214	77,855	31%	77,855	31%
Charge-offs	(74,172)	(16,321)	354%	(60,934)	22%
Recoveries	3,346	2,125	57%	2,125	57%
Balance at end of period	$110,964	$69,101	61%	$86,014	29%

Leased merchandise portfolio metrics:
Provision expense as percentage of originations (2)	33%			33%
Average monthly net charge-off rate (3)	4.8%			4.8%
Delinquency rate (4)	20.7%			19.0%

Allowance for loan losses:
Balance at beginning of period	$84,833	$75,574	12%
Provision for loan losses	57,475	51,497	12%
Charge-offs	(52,391)	(55,987)	(6)%
Recoveries	3,137	2,852	10%
Balance at end of period	$93,054	$73,936	26%

Finance receivables portfolio metrics:
Provision rate (2)	29%	33%
Average monthly net charge-off rate (3)	4.2%	4.4%
Delinquency rate (4)	18.1%	19.0%

(1)Includes $0.3 million of intersegment transactions for the six months ended June 30, 2023 related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, the provision for lease losses totaled $101.9 million.

(2)Calculated as provision for lease or loan losses as a percentage of the respective gross transaction volume originated.

(3)Calculated as charge-offs, net of recoveries, as a percentage of the respective average earning asset balance before allowance for lease or loan losses (adjusted to exclude any fair value purchase accounting adjustments, as applicable).

(4)Calculated as the percentage of the respective contractual earning asset balance owed that is 1 to 89 days past due (the Company charges off leases and finance receivables when they are 90 days or more contractually past due).

(5)As a result of purchase accounting, AFF’s as reported allowance for lease losses for the six months ended June 30, 2022 contain significant fair value adjustments. The adjusted amounts for the six months ended June 30, 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics for the six months ended June 30, 2022 provide a useful comparison against the June 30, 2023 amounts.

LTO Operations

Leased merchandise income increased 25% to $373.2 million during the six months ended June 30, 2023 compared to $297.6 million for the six months ended June 30, 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 16% to $205.2 million during the six months ended June 30, 2023 compared to $176.3 million during the six months ended June 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 20%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly from 57% during the six months ended June 30, 2022 (adjusted to exclude purchase accounting adjustments) to 55% during the six months ended June 30, 2023.

Provision for lease losses increased 31% to $102.2 million during the six months ended June 30, 2023 compared to $77.9 million for the six months ended June 30, 2022, which was primarily due to the 30% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses remained consistent at 33% during both the six months ended June 30, 2022 and 2023.

Retail Finance Operations

Interest and fees on finance receivables increased 31% to $112.8 million during the six months ended June 30, 2023 compared to $86.2 million for the six months ended June 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables decreased 1%. The decrease was primarily due to timing of transaction volume originations in 2022 resulting in a decline in the average finance receivable balance during most of 2022.

Provision for loan losses increased 12% to $57.5 million during the six months ended June 30, 2023 compared to $51.5 million for the six months ended June 30, 2022, which was primarily due to the 29% increase in gross transaction volumes, partially offset by slightly improved net charge-off trends primarily on 2022 origination vintages and a slight decrease in loan loss provisioning rates used during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. As a percentage of gross transaction volume, the provision for loan losses decreased from 33% during the six months ended June 30, 2022 to 29% during the six months ended June 30, 2023.

Segment Expenses

Operating expenses increased 17% to $70.6 million during the six months ended June 30, 2023 compared to $60.2 million during the six months ended June 30, 2022, which was primarily due to increases in gross transaction volumes. As a percentage of segment revenues, operating expenses remained consistent at 15% during both the six months ended June 30, 2023 and 2022 (adjusted to exclude purchase accounting adjustments).

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the six months ended June 30, 2023 was $49.0 million compared to $16.6 million in the six months ended June 30, 2022. The increase was primarily the result of fair value purchase accounting. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income for the six months ended June 30, 2022 was $50.2 million. The decrease in this adjusted segment pre-tax operating income was primarily the result of the provision for lease and loan losses associated with the increased gross transaction volume (full provision is recorded in the month of transaction origination).

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$153,434	$137,151	12%
Latin America pawn	70,564	62,763	12%
Retail POS payment solutions (1)	49,028	16,604	195%
Intersegment eliminations (2)	(260)	—	—%
Consolidated segment pre-tax operating income	272,766	216,518	26%

Corporate expenses and other income:
Administrative expenses	79,372	73,931	7%
Depreciation and amortization	29,826	29,734	—%
Interest expense	41,968	32,467	29%
Interest income	(925)	(898)	3%
Gain on foreign exchange	(1,619)	(453)	257%
Merger and acquisition expenses	283	979	(71)%
Gain on revaluation of contingent acquisition consideration	—	(62,989)	(100)%
Other expenses (income), net	124	(2,885)	(104)%
Total corporate expenses and other income	149,029	69,886	113%

Income before income taxes	123,737	146,632	(16)%

Provision for income taxes	31,169	32,519	(4)%

Net income	$92,568	$114,113	(19)%

(1)The AFF segment results for the six months ended June 30, 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $50.2 million for the six months ended June 30, 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 9 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 7% to $79.4 million during the six months ended June 30, 2023 compared to $73.9 million during the six months ended June 30, 2022, primarily due to the AFF acquisition. As a percentage of revenue, administrative expenses decreased from 6% during the six months ended June 30, 2022 to 5% during the six months ended June 30, 2023.

Interest expense increased 29% to $42.0 million during the six months ended June 30, 2023 compared to $32.5 million for the six months ended June 30, 2022, primarily due to higher floating interest rates and higher average balances outstanding on the Company’s unsecured credit facilities. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

The Company recognized a gain on revaluation of contingent acquisition consideration of $63.0 million during the six months ended June 30, 2022 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF acquisition. See Note 4 of Notes to Consolidated Financial Statements.

The Company recognized a gain of $3.2 million during the six months ended June 30, 2022 as a result of a cash distribution received from a non-operating investment acquired in conjunction with the Cash America Merger, which was included in other expenses (income), net in the accompanying consolidated statements of income.

Consolidated effective income tax rates for the six months ended June 30, 2023 and 2022 were 25.2% and 22.2%, respectively. The increase in the effective tax rate was primarily due to a $3.4 million permanent domestic tax benefit recognized in the six months ended June 30, 2022 related to the $63.0 million gain on revaluation of certain contingent consideration related to the AFF acquisition as described above and a decreased foreign permanent tax benefit recorded in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, related to a decreased inflation index adjustment allowed in Mexico as a result of moderating inflation in Mexico.

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

Expand Pawn Operations

The Company intends to continue expansion through new store openings and acquisitions. For 2023, the Company expects to add approximately 60 new (“de novo”) stores in Latin America and four de novo stores in the U.S. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During the six months ended June 30, 2023, the Company acquired four pawn stores in the U.S. and acquired two pawn licenses to open pawn stores in the state of Nevada for a cumulative purchase price of $5.2 million, net of cash acquired and subject to future post-closing adjustments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 14 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $34.5 million during the six months ended June 30, 2023.

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

Return of Capital to Shareholders

In July 2023, the Company’s Board of Directors declared a $0.35 per share third quarter cash dividend on common shares outstanding, or an aggregate of $15.8 million based on the June 30, 2023 share count, to be paid on August 31, 2023 to stockholders of record as of August 15, 2023. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the six months ended June 30, 2023, the Company repurchased a total of 1,153,000 shares of common stock at an aggregate cost of $105.6 million and an average cost per share of $91.48. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the inflation Reduction Act of 2022. The Company incurred $1.1 million of excise taxes during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company repurchased 1,349,000 shares of common stock at an aggregate cost of $92.7 million and an average cost per share of $68.70.

Subsequent to June 30, 2023, the Company had approximately $8.8 million of remaining availability under its share repurchase program authorized in October 2022. During July 2023, the Company repurchased a total of 95,000 shares of common stock at an aggregate cost of $8.8 million and an average cost per share of $92.79, which completed the share repurchase program authorized in October 2022.

In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, including funding acquisitions, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of June 30, 2023, the Company’s primary sources of liquidity were $104.6 million in cash and cash equivalents and $211.1 million of available and unused funds under the Company’s revolving unsecured credit facility, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $832.6 million as of June 30, 2023.

The Company’s cash and cash equivalents as of June 30, 2023 included $28.4 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt, other structured financing arrangements or equity securities, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 47% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flow provided by operating activities	$205,669	$226,767
Cash flow used in investing activities	$(125,299)	$(136,399)
Cash flow used in financing activities	$(97,898)	$(101,983)

	As of June 30,
	2023	2022
Working capital	$832,610	$728,717
Current ratio	3.7:1	3.1:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities decreased $21.1 million, or 9%, from $226.8 million for the six months ended June 30, 2022 to $205.7 million for the six months ended June 30, 2023, as a decrease in net income of $21.5 million was offset by net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $11.1 million, or 8%, from $136.4 million for the six months ended June 30, 2022 to $125.3 million for the six months ended June 30, 2023. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $28.3 million for furniture, fixtures, equipment and improvements and $34.5 million for discretionary pawn store real property purchases during the six months ended June 30, 2023 compared to $19.7 million and $58.6 million in the prior-year period, respectively. The Company paid $5.5 million in cash related to pawn store acquisitions during the six months ended June 30, 2023 compared to $2.3 million during the six months ended June 30, 2022. The Company received funds from a net decrease in pawn loans of $0.2 million during the six months ended June 30, 2023 and funded a net increase of $32.3 million during the six months ended June 30, 2022. The Company funded a net increase in finance receivables of $57.1 million during the six months ended June 30, 2023 and $23.5 million during the six months ended June 30, 2022.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $4.1 million, or 4%, from $102.0 million for the six months ended June 30, 2022 to $97.9 million for the six months ended June 30, 2023. Net borrowings on the credit facilities were $37.0 million during the six months ended June 30, 2023 compared to net borrowings of $15.0 million during the six months ended June 30, 2022. The Company funded $101.8 million for share repurchases and paid dividends of $30.6 million during the six months ended June 30, 2023, compared to funding $87.7 million of share repurchases and dividends paid of $28.8 million during the six months ended June 30, 2022. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the six months ended June 30, 2023 of $2.5 million.

REGULATORY DEVELOPMENTS

The Company’s pawn, LTO and retail finance businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2022 Annual Report on Form 10-K filed with the SEC on February 6, 2023 and in subsequent documents filed with the SEC.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$45,180	$0.99	$86,108	$1.81	$92,568	$2.01	$114,113	$2.38
Adjustments, net of tax:
Merger and acquisition expenses	191	—	242	0.01	213	0.01	753	0.02
Non-cash foreign currency gain related to lease liability	(766)	(0.01)	(12)	—	(1,613)	(0.04)	(496)	(0.01)
AFF purchase accounting adjustments (1)	10,887	0.24	21,011	0.44	21,989	0.48	47,736	1.00
Gain on revaluation of contingent acquisition consideration	—	—	(53,833)	(1.13)	—	—	(51,854)	(1.08)
Other expenses (income), net	61	—	(2,357)	(0.05)	96	—	(2,221)	(0.05)
Adjusted net income and diluted earnings per share	$55,553	$1.22	$51,159	$1.08	$113,253	$2.46	$108,031	$2.26

(1)See detail of the AFF purchase accounting adjustments in tables below.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$252	$61	$191	$314	$72	$242
Non-cash foreign currency gain related to lease liability	(1,095)	(329)	(766)	(17)	(5)	(12)
AFF purchase accounting adjustments (1)	14,140	3,253	10,887	27,287	6,276	21,011
Gain on revaluation of contingent acquisition consideration	—	—	—	(65,559)	(11,726)	(53,833)
Other expenses (income), net	79	18	61	(3,062)	(705)	(2,357)
Total adjustments	$13,376	$3,003	$10,373	$(41,037)	$(6,088)	$(34,949)

	Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$283	$70	$213	$979	$226	$753
Non-cash foreign currency gain related to lease liability	(2,305)	(692)	(1,613)	(709)	(213)	(496)
AFF purchase accounting adjustments (1)	28,558	6,569	21,989	61,995	14,259	47,736
Gain on revaluation of contingent acquisition consideration	—	—	—	(62,989)	(11,135)	(51,854)
Other expenses (income), net	124	28	96	(2,885)	(664)	(2,221)
Total adjustments	$26,660	$5,975	$20,685	$(3,609)	$2,473	$(6,082)

(1)The following tables detail AFF purchase accounting adjustments (in thousands):

	Three Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$11,514	$2,649	$8,865
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	1,598	367	1,231
Amortization of acquired intangible assets	14,140	3,253	10,887	14,175	3,260	10,915
Total AFF purchase accounting adjustments	$14,140	$3,253	$10,887	$27,287	$6,276	$21,011

	Six Months Ended June 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$27,687	$6,368	$21,319
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	5,957	1,370	4,587
Amortization of acquired intangible assets	28,558	6,569	21,989	28,351	6,521	21,830
Total AFF purchase accounting adjustments	$28,558	$6,569	$21,989	$61,995	$14,259	$47,736

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Net income	$45,180	$86,108	$92,568	$114,113	$231,950	$176,880
Provision for income taxes	15,344	23,515	31,169	32,519	68,788	51,178
Depreciation and amortization	27,050	25,982	54,161	51,524	106,469	75,916
Interest expense	21,071	16,246	41,968	32,467	80,209	50,425
Interest income	(408)	(222)	(925)	(898)	(1,340)	(1,317)
EBITDA	108,237	151,629	218,941	229,725	486,076	353,082
Adjustments:
Merger and acquisition expenses	252	314	283	979	3,043	15,176
Non-cash foreign currency (gain) loss related to lease liability	(1,095)	(17)	(2,305)	(709)	(2,925)	82
AFF purchase accounting adjustments (1)	—	13,112	—	33,644	16,710	80,006
Gain on revaluation of contingent acquisition consideration	—	(65,559)	—	(62,989)	(46,560)	(80,860)
Other expenses (income), net	79	(3,062)	124	(2,885)	278	(3,215)
Adjusted EBITDA	$107,473	$96,417	$217,043	$197,765	$456,622	$364,271

(1)Excludes $14.1 million, $28.6 million and $56.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2023, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA. Excludes $14.2 million, $28.4 million and $30.4 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2022, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2023	2022	2023	2022	2023	2022
Cash flow from operating activities	$95,075	$106,622	$205,669	$226,767	$448,207	$336,322
Cash flow from certain investing activities:
Pawn loans, net (1)	(44,170)	(49,648)	188	(32,265)	(3,364)	(97,113)
Finance receivables, net	(32,585)	(23,607)	(57,125)	(23,546)	(118,932)	(29,390)
Purchases of furniture, fixtures, equipment and improvements	(14,520)	(12,658)	(28,348)	(19,686)	(44,248)	(40,683)
Free cash flow	3,800	20,709	120,384	151,270	281,663	169,136
Merger and acquisition expenses paid, net of tax benefit	191	242	213	753	2,338	11,683
Adjusted free cash flow	$3,991	$20,951	$120,597	$152,023	$284,001	$180,819

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

Additionally, the following table provides a reconciliation of consolidated total revenue, presented in accordance with GAAP, to adjusted total revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenue, as reported	$750,622	$647,616	$1,513,361	$1,307,455
Adjustments:
AFF purchase accounting adjustments (1)	—	11,514	—	27,687
Adjusted total revenue	$750,622	$659,130	$1,513,361	$1,335,142

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2023	2022	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.1	20.0	15%
Three months ended	17.7	20.0	12%
Six months ended	18.2	20.3	10%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.8	—%
Three months ended	7.8	7.7	(1)%
Six months ended	7.8	7.7	(1)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,191	4,127	(2)%
Three months ended	4,431	3,914	(13)%
Six months ended	4,596	3,914	(17)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended June 30, 2023 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1)
April 1 through April 30, 2023	104,964	$94.03	104,964	$33,779
May 1 through May 31, 2023	—	—	—	33,779
June 1 through June 30, 2023	266,631	93.75	266,631	8,783
Total	371,595	93.83	371,595

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)On October 27, 2022, the Company’s board of directors authorized the repurchases of an aggregate of $100.0 million of its shares of common stock. During July 2023, the Company repurchased a total of 95,000 shares of common stock at an aggregate cost of $8.8 million and an average cost per share of $92.79, which completed the share repurchase program authorized in October 2022. In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining.

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

Dated: July 31, 2023	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)