Form 10-Q
period 2023-09-30
FirstCash Holdings, Inc.
filed 2023-10-30
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023
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

As of October 25, 2023, there were 45,107,912 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions, to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including, as a result to, changes in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation and rising interest rates, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2023	2022	2022
ASSETS
Cash and cash equivalents	$86,547	$100,620	$117,330
Accounts receivable, net	72,336	58,435	57,792
Pawn loans	483,785	404,227	390,617
Finance receivables, net	113,307	111,945	103,494
Inventories	314,382	295,428	288,339
Leased merchandise, net	143,169	132,097	153,302
Prepaid expenses and other current assets	21,114	38,322	19,788
Total current assets	1,234,640	1,141,074	1,130,662

Property and equipment, net	604,673	535,584	538,681
Operating lease right of use asset	312,097	299,052	307,009
Goodwill	1,713,354	1,523,699	1,581,381
Intangible assets, net	291,690	345,512	330,338
Other assets	10,057	9,133	9,415
Deferred tax assets, net	8,052	6,906	7,381
Total assets	$4,174,563	$3,860,960	$3,904,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$146,873	$175,964	$139,460
Customer deposits and prepayments	71,752	63,066	63,125
Lease liability, current	98,745	91,115	92,944
Total current liabilities	317,370	330,145	295,529

Revolving unsecured credit facilities	560,229	338,000	339,000
Senior unsecured notes	1,037,151	1,035,226	1,035,698
Deferred tax liabilities, net	139,713	155,263	151,759
Lease liability, non-current	202,516	197,171	203,115
Total liabilities	2,256,979	2,055,805	2,025,101

Stockholders’ equity:
Common stock	573	573	573
Additional paid-in capital	1,737,497	1,732,500	1,734,528
Retained earnings	1,164,228	995,669	1,060,603
Accumulated other comprehensive loss	(64,521)	(127,366)	(106,573)
Common stock held in treasury, at cost	(920,193)	(796,221)	(809,365)
Total stockholders’ equity	1,917,584	1,805,155	1,879,766
Total liabilities and stockholders’ equity	$4,174,563	$3,860,960	$3,904,867

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Retail merchandise sales	$335,081	$300,899	$983,860	$901,975
Pawn loan fees	174,560	145,727	480,298	411,613
Leased merchandise income	189,382	158,089	562,625	455,736
Interest and fees on finance receivables	61,413	48,846	174,247	135,039
Wholesale scrap jewelry sales	25,865	18,582	98,632	75,235
Total revenue	786,301	672,143	2,299,662	1,979,598

Cost of revenue:
Cost of retail merchandise sold	199,719	182,199	590,991	543,722
Depreciation of leased merchandise	103,698	86,519	307,824	262,830
Provision for lease losses	39,736	31,916	141,674	109,771
Provision for loan losses	33,096	31,956	90,571	83,453
Cost of wholesale scrap jewelry sold	21,405	16,261	79,012	64,371
Total cost of revenue	397,654	348,851	1,210,072	1,064,147

Net revenue	388,647	323,292	1,089,590	915,451

Expenses and other income:
Operating expenses	211,524	185,547	615,366	539,398
Administrative expenses	45,056	36,951	124,428	110,882
Depreciation and amortization	27,365	25,971	81,526	77,495
Interest expense	24,689	18,282	66,657	50,749
Interest income	(328)	(206)	(1,253)	(1,104)
(Gain) loss on foreign exchange	(286)	255	(1,905)	(198)
Merger and acquisition expenses	3,387	733	3,670	1,712
Gain on revaluation of contingent acquisition consideration	—	(19,800)	—	(82,789)
Other expenses (income), net	(384)	164	(260)	(2,721)
Total expenses and other income	311,023	247,897	888,229	693,424

Income before income taxes	77,624	75,395	201,361	222,027

Provision for income taxes	20,480	16,079	51,649	48,598

Net income	$57,144	$59,316	$149,712	$173,429

Earnings per share:
Basic	$1.27	$1.26	$3.29	$3.65
Diluted	$1.26	$1.26	$3.27	$3.64

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$57,144	$59,316	$149,712	$173,429
Other comprehensive income:
Currency translation adjustment	(15,263)	(7,372)	42,052	3,933
Comprehensive income	$41,881	$51,944	$191,764	$177,362

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2022	57,322	$573	$1,734,528	$1,060,603	$(106,573)	11,030	$(809,365)	$1,879,766
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,156)	—	—	(64)	4,693	(2,463)
Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	47,388	—	—	—	47,388
Cash dividends ($0.33 per share)	—	—	—	(15,294)	—	—	—	(15,294)
Currency translation adjustment	—	—	—	—	29,513	—	—	29,513
Purchases of treasury stock, including excise tax	—	—	—	—	—	782	(71,411)	(71,411)
As of 3/31/2023	57,322	$573	$1,730,747	$1,092,697	$(77,060)	11,748	$(876,083)	$1,870,874

Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	45,180	—	—	—	45,180
Cash dividends ($0.33 per share)	—	—	—	(15,298)	—	—	—	(15,298)
Currency translation adjustment	—	—	—	—	27,802	—	—	27,802
Purchases of treasury stock, including excise tax	—	—	—	—	—	371	(35,214)	(35,214)
As of 6/30/2023	57,322	$573	$1,734,122	$1,122,579	$(49,258)	12,119	$(911,297)	$1,896,719
Share-based compensation expense	—	—	3,375	—	—	—	—	3,375
Net income	—	—	—	57,144	—	—	—	57,144
Cash dividends ($0.35 per share)	—	—	—	(15,495)	—	—	—	(15,495)
Currency translation adjustment	—	—	—	—	(15,263)	—	—	(15,263)
Purchases of treasury stock, including excise tax	—	—	—	—	—	95	(8,896)	(8,896)
As of 9/30/2023	57,322	$573	$1,737,497	$1,164,228	$(64,521)	12,214	$(920,193)	$1,917,584

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2023	2022
Cash flow from operating activities:
Net income	$149,712	$173,429
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	307,824	262,830
Provision for lease losses	141,674	109,771
Provision for loan losses	90,571	83,453
Share-based compensation expense	10,125	8,825
Depreciation and amortization expense	81,526	77,495
Amortization of debt issuance costs	2,067	2,208
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(12,390)	35,257
Gain on revaluation of contingent acquisition consideration	—	(82,789)
Impairments and dispositions of certain other assets	346	482
Deferred income taxes, net	(12,000)	46,142
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(9,998)	(2,953)
Inventories purchased directly from customers, wholesalers or manufacturers	(939)	(11,017)
Leased merchandise, net	(439,365)	(360,755)
Prepaid expenses and other assets	(427)	(2,144)
Accounts payable, accrued liabilities and other liabilities	(7,594)	7,256
Income taxes	15,905	(21,692)
Net cash flow provided by operating activities	317,037	325,798
Cash flow from investing activities:
Pawn loans, net (1)	(59,426)	(74,707)
Finance receivables, net	(87,994)	(49,634)
Purchases of furniture, fixtures, equipment and improvements	(46,723)	(29,630)
Purchases of store real property	(46,677)	(77,689)
Acquisitions of pawn stores, net of cash acquired	(168,353)	(7,072)
Net cash flow used in investing activities	(409,173)	(238,732)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	545,835	196,000
Repayments of unsecured credit facilities	(322,967)	(117,000)
Debt issuance costs paid	(90)	(1,745)
Purchases of treasury stock	(115,521)	(140,391)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(2,463)	—
Dividends paid	(46,087)	(44,439)
Net cash flow provided by (used in) financing activities	58,707	(107,575)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2023	2022
Effect of exchange rates on cash	2,646	1,083
Change in cash and cash equivalents	(30,783)	(19,426)
Cash and cash equivalents at beginning of the period	117,330	120,046
Cash and cash equivalents at end of the period	$86,547	$100,620

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 6, 2023. The consolidated financial statements as of September 30, 2023 and 2022, and for the three month and nine month periods ended September 30, 2023 and 2022, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years for entities. Except for expanded disclosures to the Company’s vintage disclosures, ASU 2022-02 did not have a material effect on the Company’s current financial position, results of operations or financial statements. See Note 6.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$57,144	$59,316	$149,712	$173,429

Denominator:
Weighted-average common shares for calculating basic earnings per share	45,114	46,902	45,531	47,518
Effect of dilutive securities:
Restricted stock unit awards	260	120	216	84
Weighted-average common shares for calculating diluted earnings per share	45,374	47,022	45,747	47,602

Earnings per share:
Basic	$1.27	$1.26	$3.29	$3.65
Diluted	$1.26	$1.26	$3.27	$3.64

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the nine months ended September 30, 2023, the Company acquired 83 pawn stores in the U.S. in five separate transactions and acquired two pawn licenses that were used to open two new pawn stores in the state of Nevada. The aggregate purchase price for these acquisitions totaled $168.1 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $167.6 million in cash paid during the nine months ended September 30, 2023, which included the repayment and extinguishment of $59.7 million of debt of the acquired businesses at closing and remaining short-term amounts payable to certain of the sellers of approximately $0.5 million.

The purchase price of each of the 2023 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during the nine months ended September 30, 2023 is as follows (in thousands):

Pawn loans	$26,026
Accounts receivable	3,219
Inventories	15,336
Prepaid expenses and other current assets	996
Property and equipment	2,906
Goodwill (1)	119,299
Intangible assets	4,330
Other non-current assets	280
Current liabilities	(4,265)
Aggregate purchase price	$168,127

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2023, revenue from the acquired stores was $14.5 million and the earnings from the combined acquisitions since the acquisition dates (including $2.8 million of transaction and integration costs, net of tax) was less than $0.1 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 3.9 years as of September 30, 2023 and 4.1 years as of September 30, 2022.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2023 and 2022 was 7.7% and 6.3%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.6 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively, related to the remeasurement of these U.S. dollar denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2023 and 2022, the Company recognized a foreign currency gain of $1.7 million and $0.4 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating lease expense	$36,687	$31,988	$104,702	$95,590
Variable lease expense (1)	4,744	4,216	13,777	12,619
Total operating lease expense	$41,431	$36,204	$118,479	$108,209

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2023 (in thousands):

Three months ending December 31, 2023	$31,578
2024	111,094
2025	82,037
2026	58,384
2027	32,329
Thereafter	33,064
Total	$348,486
Less amount of lease payments representing interest	(47,225)
Total present value of lease payments	$301,261

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$92,233	$87,040
Leased assets obtained in exchange for new operating lease liabilities	$72,663	$66,442

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023. The Company’s financial assets and liabilities as of September 30, 2022 and December 31, 2022 that are measured at fair value on a recurring basis are as follows (in thousands):

	Estimated Fair Value
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Financial liabilities (1):
Contingent consideration as of September 30, 2022	$—	$—	$26,760
Contingent consideration as of December 31, 2022	—	—	—

(1)Under the American First Finance (“AFF”) purchase agreement, the seller parties had the right to receive up to $50.0 million of additional consideration if AFF achieved certain adjusted EBITDA targets for the first half of 2023. AFF did not achieve the threshold adjusted EBITDA target for the first half of 2023 and, therefore, the $50.0 million of additional consideration was not earned by the seller parties. As of June 30, 2023, there was no remaining contingent consideration available to the seller parties. The contingent consideration related to the AFF acquisition is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of September 30, 2022.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three and nine months ended September 30, 2023 and September 30, 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Contingent consideration at beginning of the period	$—	$46,560	$—	$109,549
Change in fair value (1)	—	(19,800)	—	(82,789)
Contingent consideration at end of the period	$—	$26,760	$—	$26,760

(1)The Company recognized a gain of $19.8 million and $82.8 million during the three and nine months ended September 30, 2022, respectively, as a result of the change in fair value of the contingent consideration, which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2023 and September 30, 2022.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of September 30, 2023, September 30, 2022 and December 31, 2022 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,547	$86,547	$86,547	$—	$—
Accounts receivable, net	72,336	72,336	—	—	72,336
Pawn loans	483,785	483,785	—	—	483,785
Finance receivables, net (1)	113,307	230,357	—	—	230,357
	$755,975	$873,025	$86,547	$—	$786,478

Financial liabilities:
Revolving unsecured credit facilities	$560,229	$560,229	$—	$560,229	$—
Senior unsecured notes (outstanding principal)	1,050,000	938,000	—	938,000	—
	$1,610,229	$1,498,229	$—	$1,498,229	$—

(1)Finance receivables, gross as of September 30, 2023 was $224.6 million. See Note 6.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,620	$100,620	$100,620	$—	$—
Accounts receivable, net	58,435	58,435	—	—	58,435
Pawn loans	404,227	404,227	—	—	404,227
Finance receivables, net (1)	111,945	193,750	—	—	193,750
	$675,227	$757,032	$100,620	$—	$656,412

Financial liabilities:
Revolving unsecured credit facilities	$338,000	$338,000	$—	$338,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	887,000	—	887,000	—
	$1,388,000	$1,225,000	$—	$1,225,000	$—

(1)Finance receivables, gross as of September 30, 2022 was $188.9 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,330	$117,330	$117,330	$—	$—
Accounts receivable, net	57,792	57,792	—	—	57,792
Pawn loans	390,617	390,617	—	—	390,617
Finance receivables, net (1)	103,494	201,895	—	—	201,895
	$669,233	$767,634	$117,330	$—	$650,304

Financial liabilities:
Revolving unsecured credit facilities	$339,000	$339,000	$—	$339,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	932,000	—	932,000	—
	$1,389,000	$1,271,000	$—	$1,271,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of September 30, 2023, September 30, 2022 and December 31, 2022. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated installment loans, consist of the following (in thousands):

	As of September 30,		As of December 31,
	2023	2022	2022
Finance receivables, gross	$224,618	$188,897	$195,987
Fair value premium on non-purchase credit deteriorated (”PCD”) finance receivables (1)	—	6,839	—
Merchant partner discounts and premiums, net	(9,730)	(2,044)	(3,517)
Unearned origination fees	(4,897)	(3,334)	(4,143)
Finance receivables, amortized cost	209,991	190,358	188,327
Less allowance for loan losses	(96,684)	(78,413)	(84,833)
Finance receivables, net	$113,307	$111,945	$103,494

(1)Represents the difference between the initial fair value and the unpaid principal balance as of the date of the AFF acquisition, which is recognized through interest income on an effective yield basis over the lives of the related non-PCD finance receivables.

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$93,054	$73,936	$84,833	$75,574
Provision for loan losses	33,096	31,956	90,571	83,453
Charge-offs	(30,890)	(28,642)	(83,281)	(84,629)
Recoveries	1,424	1,163	4,561	4,015
Balance at end of period	$96,684	$78,413	$96,684	$78,413

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of September 30, 2023 and 2022, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
As of September 30, 2023
Delinquency:
1 to 30 days past due	$14,764	$4,150	$179	$19,093
31 to 60 days past due	9,036	2,792	148	11,976
61 to 89 days past due (1)	7,109	2,816	173	10,098
Total past due finance receivables	30,909	9,758	500	41,167
Current finance receivables	136,555	31,222	1,047	168,824
Finance receivables, amortized cost	$167,464	$40,980	$1,547	$209,991

	Origination Year
	2022	2021	2020	Total
As of September 30, 2022
Delinquency:
1 to 30 days past due	$11,149	$4,468	$150	$15,767
31 to 60 days past due	7,118	3,233	100	10,451
61 to 89 days past due (1)	5,971	3,292	120	9,383
Total past due finance receivables before fair value adjustments	24,238	10,993	370	35,601
Current finance receivables before fair value adjustments	111,023	35,969	926	147,918
Finance receivables before fair value adjustments	$135,261	$46,962	$1,296	183,519
Fair value premium on non-PCD finance receivables				6,839
Finance receivables, amortized cost				$190,358

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the nine months ended September 30, 2023, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the nine months ended September 30, 2023	$24,676	$51,150	$7,455	$83,281

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of September 30,		As of December 31,
	2023	2022	2022
Leased merchandise (1)	$365,677	$292,374	$335,038
Processing fees	(4,155)	(3,449)	(4,124)
Merchant partner discounts and premiums, net	2,566	2,114	2,456
Accumulated depreciation	(115,774)	(81,343)	(100,879)
Leased merchandise, before allowance for lease losses	248,314	209,696	232,491
Less allowance for lease losses	(105,145)	(77,599)	(79,189)
Leased merchandise, net	$143,169	$132,097	$153,302

(1)Acquired leased merchandise in the AFF acquisition was recorded at fair value.

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Balance at beginning of period	$110,972	$69,101	$79,189	$5,442
Provision for lease losses	39,736	31,916	141,674	109,771
Charge-offs	(47,225)	(24,538)	(120,726)	(40,859)
Recoveries	1,662	1,120	5,008	3,245
Balance at end of period	$105,145	$77,599	$105,145	$77,599

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2023	2022	2022
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2027 (1)	$531,000	$338,000	$339,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	29,229	—	—
Total revolving unsecured credit facilities	560,229	338,000	339,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	494,239	493,226	493,475
5.625% senior unsecured notes due 2030 (3)	542,912	542,000	542,223
Total senior unsecured notes	1,037,151	1,035,226	1,035,698

Total long-term debt	$1,597,380	$1,373,226	$1,374,698

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of September 30, 2023, September 30, 2022 and December 31, 2022, deferred debt issuance costs of $5.8 million, $6.8 million and $6.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of September 30, 2023, September 30, 2022 and December 31, 2022, deferred debt issuance costs of $7.1 million, $8.0 million and $7.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of September 30, 2023, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $590.0 million. The Credit Facility matures on August 30, 2027. As of September 30, 2023, the Company had $531.0 million in outstanding borrowings and $2.9 million in outstanding letters of credit under the Credit Facility, leaving $56.1 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2023 was 7.93% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2023. During the nine months ended September 30, 2023, the Company received net proceeds of $192.0 million from borrowings pursuant to the Credit Facility.

On October 18, 2023, the Company amended its domestic Credit Facility. The total lender commitment under the amended facility, which is provided by a group of twelve commercial banks, was increased by $50.0 million, from $590.0 million to $640.0 million. The amended credit facility remains unsecured and all other terms remained unchanged.

Revolving Unsecured Uncommitted Credit Facility

In August 2023, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility matures on August 24, 2027. As of September 30, 2023, the Company had $29.2 million ($515.0 million pesos) in outstanding borrowings, leaving $4.8 million ($85.0 million pesos) available for future borrowings, subject to certain financial covenants. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25%. The interest rate on the amount outstanding under the Mexico Credit Facility at September 30, 2023 was 13.75%. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2023. During the nine months ended September 30, 2023, the Company received net proceeds of $29.2 million ($515.0 million pesos) from borrowings pursuant to the Mexico Credit Facility.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2023, the Company’s consolidated total debt ratio was 2.9 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2023, the Company’s consolidated total debt ratio was 2.9 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the Military Lending Act (“MLA”) in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit on the basis that the funding structure of the CFPB is unconstitutional. This motion to dismiss follows the recent decision in another case by the Fifth Circuit Court of Appeals which found that the CFPB is unconstitutionally structured. The Fifth Circuit’s decisions govern the law applied in the jurisdiction in which the CFPB action is pending against the Company. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Court entered on November 4, 2022. The Supreme Court is currently reviewing the Fifth Circuit's decision, with oral arguments having been completed on October 3, 2023. The stay of the CFPB’s action against the Company will remain in effect until the Supreme Court issues its decision with respect to the appeal. If the Supreme Court decides in favor of the CFPB, the stay will be lifted and the Company and the CFPB will continue to litigate the civil action brought against the Company by the CFPB.

Gold Forward Sales Contracts

As of September 30, 2023, the Company had contractual commitments to deliver a total of 57,600 gold ounces during the months of October 2023 through June 2025 at a weighted-average price of $2,024 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

The following tables present reportable segment information for the three and nine month periods ended September 30, 2023 and 2022 as well as segment earning assets (in thousands):

	Three Months Ended September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$203,769	$132,784	$—	$(1,472)	(1)	$335,081
Pawn loan fees	114,022	60,538	—	—		174,560
Leased merchandise income	—	—	189,382	—		189,382
Interest and fees on finance receivables	—	—	61,413	—		61,413
Wholesale scrap jewelry sales	17,140	8,725	—	—		25,865
Total revenue	334,931	202,047	250,795	(1,472)		786,301

Cost of revenue:
Cost of retail merchandise sold	115,670	84,816	—	(767)	(1)	199,719
Depreciation of leased merchandise	—	—	104,198	(500)	(1)	103,698
Provision for lease losses	—	—	39,640	96	(1)	39,736
Provision for loan losses	—	—	33,096	—		33,096
Cost of wholesale scrap jewelry sold	14,297	7,108	—	—		21,405
Total cost of revenue	129,967	91,924	176,934	(1,171)		397,654

Net revenue (loss)	204,964	110,123	73,861	(301)		388,647

Expenses and other income:
Operating expenses	113,976	63,907	33,641	—		211,524
Administrative expenses	—	—	—	45,056		45,056
Depreciation and amortization	6,586	5,236	771	14,772		27,365
Interest expense	—	—	—	24,689		24,689
Interest income	—	—	—	(328)		(328)
Gain on foreign exchange	—	—	—	(286)		(286)
Merger and acquisition expenses	—	—	—	3,387		3,387
Other expenses (income), net	—	—	—	(384)		(384)
Total expenses and other income	120,562	69,143	34,412	86,906		311,023

Income (loss) before income taxes	$84,402	$40,980	$39,449	$(87,207)		$77,624

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Nine Months Ended September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$610,493	$378,302	$—	$(4,935)	(1)	$983,860
Pawn loan fees	315,679	164,619	—	—		480,298
Leased merchandise income	—	—	562,625	—		562,625
Interest and fees on finance receivables	—	—	174,247	—		174,247
Wholesale scrap jewelry sales	61,108	37,524	—	—		98,632
Total revenue	987,280	580,445	736,872	(4,935)		2,299,662

Cost of revenue:
Cost of retail merchandise sold	349,138	244,439	—	(2,586)	(1)	590,991
Depreciation of leased merchandise	—	—	309,432	(1,608)	(1)	307,824
Provision for lease losses	—	—	141,854	(180)	(1)	141,674
Provision for loan losses	—	—	90,571	—		90,571
Cost of wholesale scrap jewelry sold	49,604	29,408	—	—		79,012
Total cost of revenue	398,742	273,847	541,857	(4,374)		1,210,072

Net revenue (loss)	588,538	306,598	195,015	(561)		1,089,590

Expenses and other income:
Operating expenses	331,916	179,170	104,280	—		615,366
Administrative expenses	—	—	—	124,428		124,428
Depreciation and amortization	18,786	15,884	2,258	44,598		81,526
Interest expense	—	—	—	66,657		66,657
Interest income	—	—	—	(1,253)		(1,253)
Gain on foreign exchange	—	—	—	(1,905)		(1,905)
Merger and acquisition expenses	—	—	—	3,670		3,670
Other expenses (income), net	—	—	—	(260)		(260)
Total expenses and other income	350,702	195,054	106,538	235,935		888,229

Income (loss) before income taxes	$237,836	$111,544	$88,477	$(236,496)		$201,361

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	As of September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$341,123	$142,662	$—	$—		$483,785
Finance receivables, net	—	—	113,307	—		113,307
Inventories	217,406	96,976	—	—		314,382
Leased merchandise, net	—	—	144,826	(1,657)	(1)	143,169

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Three Months Ended September 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$195,854	$107,591	$—	$(2,546)	(1)	$300,899
Pawn loan fees	96,222	49,505	—	—		145,727
Leased merchandise income	—	—	158,089	—		158,089
Interest and fees on finance receivables	—	—	48,846	—		48,846
Wholesale scrap jewelry sales	12,956	5,626	—	—		18,582
Total revenue	305,032	162,722	206,935	(2,546)		672,143

Cost of revenue:
Cost of retail merchandise sold	114,899	68,642	—	(1,342)	(1)	182,199
Depreciation of leased merchandise	—	—	86,703	(184)	(1)	86,519
Provision for lease losses	—	—	32,350	(434)	(1)	31,916
Provision for loan losses	—	—	31,956	—		31,956
Cost of wholesale scrap jewelry sold	11,338	4,923	—	—		16,261
Total cost of revenue	126,237	73,565	151,009	(1,960)		348,851

Net revenue (loss)	178,795	89,157	55,926	(586)		323,292

Expenses and other income:
Operating expenses	102,508	47,979	35,060	—		185,547
Administrative expenses	—	—	—	36,951		36,951
Depreciation and amortization	5,806	4,566	775	14,824		25,971
Interest expense	—	—	—	18,282		18,282
Interest income	—	—	—	(206)		(206)
Loss on foreign exchange	—	—	—	255		255
Merger and acquisition expenses	—	—	—	733		733
Gain on revaluation of contingent acquisition consideration	—	—	—	(19,800)		(19,800)
Other expenses (income), net	—	—	—	164		164
Total expenses and other income	108,314	52,545	35,835	51,203		247,897

Income (loss) before income taxes	$70,481	$36,612	$20,091	$(51,789)		$75,395

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores.

	Nine Months Ended September 30, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$596,165	$308,356	$—	$(2,546)	(1)	$901,975
Pawn loan fees	274,304	137,309	—	—		411,613
Leased merchandise income	—	—	455,736	—		455,736
Interest and fees on finance receivables	—	—	135,039	—		135,039
Wholesale scrap jewelry sales	45,153	30,082	—	—		75,235
Total revenue	915,622	475,747	590,775	(2,546)		1,979,598

Cost of revenue:
Cost of retail merchandise sold	349,007	196,057	—	(1,342)	(1)	543,722
Depreciation of leased merchandise	—	—	263,014	(184)	(1)	262,830
Provision for lease losses	—	—	110,205	(434)	(1)	109,771
Provision for loan losses	—	—	83,453	—		83,453
Cost of wholesale scrap jewelry sold	39,150	25,221	—	—		64,371
Total cost of revenue	388,157	221,278	456,672	(1,960)		1,064,147

Net revenue (loss)	527,465	254,469	134,103	(586)		915,451

Expenses and other income:
Operating expenses	302,572	141,574	95,252	—		539,398
Administrative expenses	—	—	—	110,882		110,882
Depreciation and amortization	17,261	13,520	2,156	44,558		77,495
Interest expense	—	—	—	50,749		50,749
Interest income	—	—	—	(1,104)		(1,104)
Gain on foreign exchange	—	—	—	(198)		(198)
Merger and acquisition expenses	—	—	—	1,712		1,712
Gain on revaluation of contingent acquisition consideration	—	—	—	(82,789)		(82,789)
Other expenses (income), net	—	—	—	(2,721)		(2,721)
Total expenses and other income	319,833	155,094	97,408	121,089		693,424

Income (loss) before income taxes	$207,632	$99,375	$36,695	$(121,675)		$222,027

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of September 30, 2023, the Company operated 2,988 pawn store locations composed of 1,181 stores in 29 U.S. states and the District of Columbia, 1,715 stores in 32 states in Mexico, 64 stores in Guatemala, 14 stores in Colombia and 14 stores in El Salvador.

The following tables detail pawn store count activity for the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023
	U.S.	Latin America	Total
Total locations, beginning of period	1,101	1,788	2,889
New locations opened (1)	3	22	25
Locations acquired	79	—	79
Consolidation of existing pawn locations (2)	(2)	(3)	(5)
Total locations, end of period	1,181	1,807	2,988

	Nine Months Ended September 30, 2023
	U.S.	Latin America	Total
Total locations, beginning of period	1,101	1,771	2,872
New locations opened (1)	5	52	57
Locations acquired	83	—	83
Consolidation of existing pawn locations (2)	(8)	(16)	(24)
Total locations, end of period	1,181	1,807	2,988

(1)In addition to new store openings, the Company strategically relocated one store in the U.S. during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company strategically relocated three stores in the U.S. and two stores in Latin America.

(2)Store consolidations were primarily acquired locations over the past seven years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

POS Payment Solutions

As of September 30, 2023, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 10,800 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2022 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2023.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	September 30,
	2023	2022	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$203,769	$195,854	4%
Pawn loan fees	114,022	96,222	18%
Wholesale scrap jewelry sales	17,140	12,956	32%
Total revenue	334,931	305,032	10%

Cost of revenue:
Cost of retail merchandise sold	115,670	114,899	1%
Cost of wholesale scrap jewelry sold	14,297	11,338	26%
Total cost of revenue	129,967	126,237	3%

Net revenue	204,964	178,795	15%

Segment expenses:
Operating expenses	113,976	102,508	11%
Depreciation and amortization	6,586	5,806	13%
Total segment expenses	120,562	108,314	11%

Segment pre-tax operating income	$84,402	$70,481	20%

Operating metrics:
Retail merchandise sales margin	43%	41%
Net revenue margin	61%	59%
Segment pre-tax operating margin	25%	23%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of September 30, 2023 compared to September 30, 2022 (dollars in thousands, except as otherwise noted):

	As of September 30,
	2023	2022	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$341,123	$279,645	22%
Inventories	217,406	204,359	6%
	$558,529	$484,004	15%

Average outstanding pawn loan amount (in ones)	$245	$232	6%

Composition of pawn collateral:
General merchandise	31%	32%
Jewelry	69%	68%
	100%	100%

Composition of inventories:
General merchandise	45%	43%
Jewelry	55%	57%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.7 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 4%, totaling $203.8 million during the third quarter of 2023 compared to $195.9 million for the third quarter of 2022. Same-store retail sales decreased 3% in the third quarter of 2023 compared to the third quarter of 2022. The increase in total retail sales was primarily due to sales contributions from acquired stores, whereas the decrease in same-store retail sales was primarily due to lower than normal inventory levels in these locations during the third quarter of 2023 compared to the third quarter of 2022, as further described below. The gross profit margin on retail merchandise sales in the U.S. was 43% in the third quarter of 2023 and 41% in the third quarter of 2022, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 6% from $204.4 million at September 30, 2022 to $217.4 million at September 30, 2023. The increase was primarily due to inventory from acquired stores partially offset by slightly lower inventory levels in existing (same-store) locations. Inventories aged greater than one year in the U.S. were 1% at both September 30, 2023 and September 30, 2022.

Pawn Lending Operations

U.S. pawn loan receivables as of September 30, 2023 increased 22% in total and 11% on a same-store basis compared to September 30, 2022. The increase in total pawn receivables was due to incremental pawn loans from acquired stores and an increase in same-store pawn receivables, which the Company believes was primarily due to continued inflationary pressures driving additional demand for pawn loans and tightened underwriting for other competing forms of consumer credit.

U.S. pawn loan fees increased 18% to $114.0 million during the third quarter of 2023 compared to $96.2 million for the third quarter of 2022. Same-store pawn fees in the third quarter of 2023 increased 11% compared to the third quarter of 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables, as described above, and increased portfolio yield driven by slightly improved customer redemption rates.

Segment Expenses

U.S. operating expenses increased 11% to $114.0 million during the third quarter of 2023 compared to $102.5 million during the third quarter of 2022 while same-store operating expenses increased 3% compared with the prior-year period. The increase in total operating expenses was primarily due to acquired stores and the increase in same-store operating expenses, which was primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation driven by increased net revenues and segment profit during the third quarter of 2023 compared to the third quarter of 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the third quarter of 2023 was $84.4 million, which generated a pre-tax segment operating margin of 25% compared to $70.5 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Operations Segment

Latin American segment pre-tax operating income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 benefited from a 15% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2023 compared to September 30, 2022 benefited from a 13% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$132,784	$107,591	23%	$113,130	5%
Pawn loan fees	60,538	49,505	22%	51,468	4%
Wholesale scrap jewelry sales	8,725	5,626	55%	8,725	55%
Total revenue	202,047	162,722	24%	173,323	7%

Cost of revenue:
Cost of retail merchandise sold	84,816	68,642	24%	72,336	5%
Cost of wholesale scrap jewelry sold	7,108	4,923	44%	6,023	22%
Total cost of revenue	91,924	73,565	25%	78,359	7%

Net revenue	110,123	89,157	24%	94,964	7%

Segment expenses:
Operating expenses	63,907	47,979	33%	54,807	14%
Depreciation and amortization	5,236	4,566	15%	4,508	(1)%
Total segment expenses	69,143	52,545	32%	59,315	13%

Segment pre-tax operating income	$40,980	$36,612	12%	$35,649	(3)%

Operating metrics:
Retail merchandise sales margin	36%	36%		36%
Net revenue margin	55%	55%		55%
Segment pre-tax operating margin	20%	22%		21%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of September 30, 2023 compared to September 30, 2022 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,	Increase /
	As of September 30,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$142,662	$124,582	15%	$124,622	—%
Inventories	96,976	91,069	6%	84,711	(7)%
	$239,638	$215,651	11%	$209,333	(3)%

Average outstanding pawn loan amount (in ones)	$89	$79	13%	$78	(1)%

Composition of pawn collateral:
General merchandise	66%	69%
Jewelry	34%	31%
	100%	100%

Composition of inventories:
General merchandise	68%	71%
Jewelry	32%	29%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	4.0 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 23% (5% on a constant currency basis) to $132.8 million during the third quarter of 2023 compared to $107.6 million for the third quarter of 2022. Same-store retail sales also increased 23% (5% on a constant currency basis) during the third quarter of 2023 compared to the third quarter of 2022. The increase in total and same-store retail sales was primarily due to greater demand for value-priced consumer goods, with such demand believed to be driven in part by inflationary pressures on the Company’s customers, and the impact of increases in government-mandated minimum wage and benefit programs in Mexico benefiting many cash-constrained consumers. The gross profit margin on retail merchandise sales was 36% during both the third quarter of 2023 and the third quarter of 2022.

Latin America inventories increased 6% (7% decrease on a constant currency basis) from $91.1 million at September 30, 2022 to $97.0 million at September 30, 2023. The decrease in constant currency inventories was primarily due to the greater demand for value-priced consumer goods mentioned above and slightly lower pawn loan forfeiture rates in the third quarter of 2023 compared to the third quarter of 2022. Inventories aged greater than one year in Latin America were 1% at both September 30, 2023 and 2022.

Pawn Lending Operations

Latin America pawn loan receivables increased 15% (less than 1% on a constant currency basis) as of September 30, 2023 compared to September 30, 2022. On a same-store basis, pawn loan receivables increased 14% (decreased less than 1% on a constant currency basis) as of September 30, 2023 compared to September 30, 2022. The relatively flat constant currency total and same-store pawn receivables is believed to be driven in part by the impact of increases in government-mandated minimum wage and benefit programs in Mexico benefiting many cash-constrained consumers.

Latin America pawn loan fees increased 22% (4% on a constant currency basis), totaling $60.5 million during the third quarter of 2023 compared to $49.5 million for the third quarter of 2022. Same-store pawn fees also increased 22% (4% on a constant currency basis) in the third quarter of 2023 compared to the third quarter of 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to improved pawn yields.

Segment Expenses

Operating expenses increased 33% (14% on a constant currency basis) to $63.9 million during the third quarter of 2023 compared to $48.0 million during the third quarter of 2022. Same-store operating expenses increased 31% (13% on a constant currency basis) compared to the prior-year period. The increase in total and same-store operating expenses was primarily driven by general inflationary impacts and increases in the federally mandated minimum wage and other required benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2023 was $41.0 million, which generated a pre-tax segment operating margin of 20% compared to $36.6 million and 22% in the prior year, respectively. The increase in the segment pre-tax operating income reflected an increase in net revenue partially offset by an increase in segment expenses, which caused a decrease in the segment pre-tax operating margin.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 (dollars in thousands):

				Adjusted (1)
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2022	(Decrease)
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$189,382	$158,089	20%	$158,089	20%
Interest and fees on finance receivables	61,413	48,846	26%	55,957	10%
Total revenue	250,795	206,935	21%	214,046	17%

Cost of revenue:
Depreciation of leased merchandise	104,198	86,703	20%	85,864	21%
Provision for lease losses	39,640	32,350	23%	32,350	23%
Provision for loan losses	33,096	31,956	4%	31,956	4%
Total cost of revenue	176,934	151,009	17%	150,170	18%

Net revenue	73,861	55,926	32%	63,876	16%

Segment expenses:
Operating expenses	33,641	35,060	(4)%	35,060	(4)%
Depreciation and amortization	771	775	(1)%	775	(1)%
Total segment expenses	34,412	35,835	(4)%	35,835	(4)%

Segment pre-tax operating income	$39,449	$20,091	96%	$28,041	41%

(1)As a result of purchase accounting, AFF’s as reported amounts for the three months ended September 30, 2022 contain significant fair value adjustments. The adjusted amounts for the three months ended September 30, 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022	Increase
Leased merchandise	$147,513	$136,219	8%
Finance receivables	103,183	84,552	22%
Total gross transaction volume	$250,696	$220,771	14%

The following table details retail POS payment solutions earning assets as of September 30, 2023 as compared to September 30, 2022 (in thousands):

				Adjusted (2)
				As of
				September 30,
	As of September 30,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$250,298	$210,703	19%	$217,412	15%
Less allowance for lease losses	(105,472)	(78,020)	35%	(85,630)	23%
Leased merchandise, net (1)	$144,826	$132,683	9%	$131,782	10%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$209,991	$190,358	10%	$182,500	15%
Less allowance for loan losses	(96,684)	(78,413)	23%	(78,413)	23%
Finance receivables, net	$113,307	$111,945	1%	$104,087	9%

(1)Includes $1.7 million and $0.6 million of intersegment transactions as of September 30, 2023 and 2022, respectively, related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated net leased merchandise as of September 30, 2023 and 2022 totaled $143.2 million and $132.1 million, respectively.

(2)As a result of purchase accounting, AFF’s September 30, 2022 as reported earning assets contain significant fair value adjustments, which were fully amortized during 2022. The adjusted amounts as of September 30, 2022 exclude these fair value purchase accounting adjustments.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 (in thousands):

				Adjusted (5)
				Three Months
				Ended
	Three Months Ended			September 30,
	September 30,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$110,964	$69,101	61%	$86,014	29%
Provision for lease losses (1)	39,640	32,350	23%	32,350	23%
Charge-offs	(46,794)	(24,551)	91%	(33,854)	38%
Recoveries	1,662	1,120	48%	1,120	48%
Balance at end of period	$105,472	$78,020	35%	$85,630	23%

Leased merchandise portfolio metrics:
Provision expense as percentage of originations (2)	27%			24%
Average monthly net charge-off rate (3)	5.9%			5.2%
Delinquency rate (4)	21.1%			18.9%

Allowance for loan losses:
Balance at beginning of period	$93,054	$73,936	26%
Provision for loan losses	33,096	31,956	4%
Charge-offs	(30,890)	(28,642)	8%
Recoveries	1,424	1,163	22%
Balance at end of period	$96,684	$78,413	23%

Finance receivables portfolio metrics:
Provision expense as percentage of originations (2)	32%	38%
Average monthly net charge-off rate (3)	4.7%	5.0%
Delinquency rate (4)	19.4%	19.2%

(1)Includes $0.1 million of provision reduction and $0.4 million of provision increase from intersegment transactions for the three months ended September 30, 2023 and 2022, respectively, related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, the provision for lease losses for the three months ended September 30, 2023 and 2022 totaled $39.7 million and $31.9 million, respectively.

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

(5)As a result of purchase accounting, AFF’s as reported allowance for lease losses for the three months ended September 30, 2022 contains significant fair value adjustments. The adjusted amounts for the three months ended September 30, 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics for the three months ended September 30, 2022 provide a useful comparison against the September 30, 2023 amounts.

LTO Operations

Leased merchandise, before allowance for lease losses, increased 19% as of September 30, 2023 compared to September 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, leased merchandise, before allowance for lease losses, increased 15% as of September 30, 2023 compared to September 30, 2022. This increase was primarily due to increased transaction volumes from new merchant locations added since September 30, 2022.

The allowance for lease losses increased 35% to $105.5 million as of September 30, 2023 compared to $78.0 million as of September 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, the allowance for lease losses increased 23% as of September 30, 2023 compared to September 30, 2022. This increase was primarily due to the 8% increase in gross transaction volume and an increase in lease loss provisioning rates used during the third quarter of 2023 compared to the third quarter of 2022.

Leased merchandise income increased 20% to $189.4 million during the third quarter of 2023 compared to $158.1 million for the third quarter of 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 20% to $104.2 million during the third quarter of 2023 compared to $86.7 million during the third quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 21%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise increased slightly from 54% during the third quarter of 2022 (adjusted to exclude purchase accounting adjustments) to 55% during the third quarter of 2023.

Provision for lease losses increased 23% to $39.6 million during the third quarter of 2023 compared to $32.4 million for the third quarter of 2022, which was primarily due to the 8% increase in gross transaction volumes and an increase in lease loss provisioning rates used during the third quarter of 2023 compared to the third quarter of 2022 as a result of slightly higher net charge-off rates during the third quarter of 2023 compared to the third quarter of 2022 and slightly higher delinquency rates as of September 30, 2023 compared to September 30, 2022. As a percentage of gross transaction volume, the provision for lease losses increased from 24% during the third quarter of 2022 to 27% during the third quarter of 2023.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 10% as of September 30, 2023 compared to September 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, finance receivables, before allowance for loan losses, increased 15% as of September 30, 2023 compared to September 30, 2022. This increase in the outstanding receivable balance was primarily due to increased transaction volumes from new merchant locations added since September 30, 2022.

The allowance for loan losses increased 23% to $96.7 million as of September 30, 2023 compared to $78.4 million as of September 30, 2022. This increase was primarily due to the 22% increase in gross transaction volume compared to the third quarter of 2022.

Interest and fees on finance receivables increased 26% to $61.4 million during the third quarter of 2023 compared to $48.8 million for the third quarter of 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables increased 10%, which was primarily due to the higher finance receivable balances.

Provision for loan losses increased 4% to $33.1 million during the third quarter of 2023 compared to $32.0 million for the third quarter of 2022, which was primarily due to the 22% increase in gross transaction volumes, partially offset by a decrease in loan loss provisioning rates used during the third quarter of 2023 compared to the third quarter of 2022 as a result of slightly improved net charge-off rates during the third quarter of 2023 compared to the third quarter of 2022. As a percentage of gross transaction volume, the provision for loan losses decreased from 38% during the third quarter of 2022 to 32% during the third quarter of 2023.

Segment Expenses

Operating expenses decreased 4% to $33.6 million during the third quarter of 2023 compared to $35.1 million during the third quarter of 2022, which was primarily due to lower receivable acquisition costs and the realization of information technology cost synergies from the Company’s acquisition of AFF, partially offset by the 14% increase in gross transaction volumes. As a percentage of segment revenues, operating expenses decreased from 16% during the third quarter of 2022 (adjusted to exclude purchase accounting adjustments) to 13% during the third quarter of 2023.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the third quarter of 2023 was $39.4 million compared to $20.1 million in the third quarter of 2022. The increase was primarily the result of fair value purchase accounting and increased segment income resulting from increases in net revenue and decreases in segment expenses. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income for the third quarter of 2022 was $28.0 million.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$84,402	$70,481	20%
Latin America pawn	40,980	36,612	12%
Retail POS payment solutions (1)	39,449	20,091	96%
Intersegment elimination (2)	(301)	(586)	(49)%
Consolidated segment pre-tax operating income	164,530	126,598	30%

Corporate expenses and other income:
Administrative expenses	45,056	36,951	22%
Depreciation and amortization	14,772	14,824	—%
Interest expense	24,689	18,282	35%
Interest income	(328)	(206)	59%
(Gain) loss on foreign exchange	(286)	255	(212)%
Merger and acquisition expenses	3,387	733	362%
Gain on revaluation of contingent acquisition consideration	—	(19,800)	(100)%
Other expenses (income), net	(384)	164	(334)%
Total corporate expenses and other income	86,906	51,203	70%

Income before income taxes	77,624	75,395	3%

Provision for income taxes	20,480	16,079	27%

Net income	$57,144	$59,316	(4)%

(1)The AFF segment results for the three months ended September 30, 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $28.0 million for the three months ended September 30, 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 22% to $45.1 million during the third quarter of 2023 compared to $37.0 million in the third quarter of 2022, primarily due to increased incentive compensation expense, the increase in pawn store count, including recent acquisitions, and a 15% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses increased from 5% during the third quarter of 2022 to 6% during the third quarter of 2023.

Interest expense increased 35% to $24.7 million during the third quarter of 2023 compared to $18.3 million in the third quarter of 2022, primarily due to both higher floating interest rates and increased amounts outstanding on the Company’s unsecured bank credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 362% to $3.4 million during the third quarter of 2023 compared to $0.7 million in the third quarter of 2022, due to timing of acquisition activity.

The Company recognized a gain on revaluation of contingent acquisition consideration of $19.8 million during the third quarter of 2022 as a result of a decrease in the liability for the estimated fair value of contingent consideration related to the AFF acquisition. See Note 5 of Notes to Consolidated Financial Statements.

Consolidated effective income tax rates for the third quarter of 2023 and 2022 were 26.4% and 21.3%, respectively. The increase in the effective tax rate was primarily due to a $1.0 million permanent domestic tax benefit recognized in the third quarter of 2022 related to the $19.8 million gain on revaluation of certain contingent consideration related to the AFF acquisition, as described above, and a decreased foreign permanent tax benefit recorded in the third quarter of 2023 compared to the third quarter of 2022, related to a decreased inflation index adjustment allowed in Mexico as a result of moderating inflation in Mexico.

Operating Results for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Nine Months Ended
	September 30,
	2023	2022	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$610,493	$596,165	2%
Pawn loan fees	315,679	274,304	15%
Wholesale scrap jewelry sales	61,108	45,153	35%
Total revenue	987,280	915,622	8%

Cost of revenue:
Cost of retail merchandise sold	349,138	349,007	—%
Cost of wholesale scrap jewelry sold	49,604	39,150	27%
Total cost of revenue	398,742	388,157	3%

Net revenue	588,538	527,465	12%

Segment expenses:
Operating expenses	331,916	302,572	10%
Depreciation and amortization	18,786	17,261	9%
Total segment expenses	350,702	319,833	10%

Segment pre-tax operating income	$237,836	$207,632	15%

Operating metrics:
Retail merchandise sales margin	43%	41%
Net revenue margin	60%	58%
Segment pre-tax operating margin	24%	23%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 2% to $610.5 million during the nine months ended September 30, 2023 compared to $596.2 million for the nine months ended September 30, 2022. Same-store retail sales decreased 2% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in total retail sales was primarily due to sales contributions from acquired stores, whereas the decrease in same-store retail sales was primarily due to lower than normal inventory levels in these locations during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the gross profit margin on retail merchandise sales in the U.S. was 43% compared to a margin of 41% during the nine months ended September 30, 2022 reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

Pawn Lending Operations

U.S. pawn loan fees increased 15% to $315.7 million during the nine months ended September 30, 2023 compared to $274.3 million for the nine months ended September 30, 2022. Same-store pawn fees increased 11% during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables and increased portfolio yield driven by slightly improved customer redemption rates.

Segment Expenses

U.S. store operating expenses increased 10% to $331.9 million during the nine months ended September 30, 2023 compared to $302.6 million during the nine months ended September 30, 2022 while same-store operating expenses increased 5% compared with the prior-year period. The increase in total operating expenses was primarily due to acquired stores and the increase in same-store operating expenses, which was primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation driven by increased net revenues and segment profit, during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the nine months ended September 30, 2023 was $237.8 million, which generated a pre-tax segment operating margin of 24% compared to $207.6 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Operations Segment

Latin American segment pre-tax operating income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 benefited from a 12% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,
	September 30,			2023	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$378,302	$308,356	23%	$335,675	9%
Pawn loan fees	164,619	137,309	20%	145,876	6%
Wholesale scrap jewelry sales	37,524	30,082	25%	37,524	25%
Total revenue	580,445	475,747	22%	519,075	9%

Cost of revenue:
Cost of retail merchandise sold	244,439	196,057	25%	217,075	11%
Cost of wholesale scrap jewelry sold	29,408	25,221	17%	25,945	3%
Total cost of revenue	273,847	221,278	24%	243,020	10%

Net revenue	306,598	254,469	20%	276,055	8%

Segment expenses:
Operating expenses	179,170	141,574	27%	160,068	13%
Depreciation and amortization	15,884	13,520	17%	14,306	6%
Total segment expenses	195,054	155,094	26%	174,374	12%

Segment pre-tax operating income	$111,544	$99,375	12%	$101,681	2%

Operating metrics:
Retail merchandise sales margin	35%	36%		35%
Net revenue margin	53%	53%		53%
Segment pre-tax operating margin	19%	21%		20%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 23% (9% on a constant currency basis) to $378.3 million during the nine months ended September 30, 2023 compared to $308.4 million for the nine months ended September 30, 2022. Same-store retail sales increased 22% (8% on a constant currency basis) during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in total and same-store retail sales was primarily due to greater demand for value-priced consumer goods, with such demand believed to be driven in part by inflationary pressures on the Company’s customers and the impact of increases in government-mandated minimum wage and benefit programs in Mexico benefiting many cash-constrained consumers. The gross profit margin on retail merchandise sales was 35% during the nine months ended September 30, 2023 and 36% during the nine months ended September 30, 2022.

Pawn Lending Operations

Latin America pawn loan fees increased 20% (6% on a constant currency basis) to $164.6 million during the nine months ended September 30, 2023 compared to $137.3 million for the nine months ended September 30, 2022. Same-store pawn fees also increased 20% (6% on a constant currency basis) during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to improved pawn yields.

Segment Expenses

Operating expenses increased 27% (13% on a constant currency basis) to $179.2 million during the nine months ended September 30, 2023 compared to $141.6 million during the nine months ended September 30, 2022. Same-store operating expenses increased 25% (12% on a constant currency basis) compared to the prior-year period. The increase in total and same-store operating expenses was primarily driven by general inflationary impacts and increases in the federally mandated minimum wage and other required benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2023 was $111.5 million, which generated a pre-tax segment operating margin of 19% compared to $99.4 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income reflected an increase in net revenue partially offset by an increase in segment expenses, which caused a decrease in the segment pre-tax operating margin.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 (dollars in thousands):

				Adjusted (1)
				Nine Months
				Ended
	Nine Months Ended			September 30,
	September 30,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$562,625	$455,736	23%	$455,736	23%
Interest and fees on finance receivables	174,247	135,039	29%	169,837	3%
Total revenue	736,872	590,775	25%	625,573	18%

Cost of revenue:
Depreciation of leased merchandise	309,432	263,014	18%	256,218	21%
Provision for lease losses	141,854	110,205	29%	110,205	29%
Provision for loan losses	90,571	83,453	9%	83,453	9%
Total cost of revenue	541,857	456,672	19%	449,876	20%

Net revenue	195,015	134,103	45%	175,697	11%

Segment expenses:
Operating expenses	104,280	95,252	9%	95,252	9%
Depreciation and amortization	2,258	2,156	5%	2,156	5%
Total segment expenses	106,538	97,408	9%	97,408	9%

Segment pre-tax operating income	$88,477	$36,695	141%	$78,289	13%

(1)As a result of purchase accounting, AFF’s as reported amounts for the nine months ended September 30, 2022 contain significant fair value adjustments. The adjusted amounts for the nine months ended September 30, 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 (in thousands):

	Nine Months Ended
	September 30,
	2023	2022	Increase
Leased merchandise	$452,792	$371,935	22%
Finance receivables	303,485	239,618	27%
Total gross transaction volume	$756,277	$611,553	24%

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 (in thousands):

				Adjusted (5)
				Nine Months
				Ended
	Nine Months Ended			September 30,
	September 30,		Increase /	2022	Increase
	2023	2022	(Decrease)	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$79,576	$5,442	1,362%	$66,968	19%
Provision for lease losses (1)	141,854	110,205	29%	110,205	29%
Charge-offs	(120,966)	(40,872)	196%	(94,788)	28%
Recoveries	5,008	3,245	54%	3,245	54%
Balance at end of period	$105,472	$78,020	35%	$85,630	23%

Leased merchandise portfolio metrics:
Provision expense as percentage of originations (2)	31%			30%
Average monthly net charge-off rate (3)	5.3%			4.8%
Delinquency rate (4)	21.1%			18.9%

Allowance for loan losses:
Balance at beginning of period	$84,833	$75,574	12%
Provision for loan losses	90,571	83,453	9%
Charge-offs	(83,281)	(84,629)	(2)%
Recoveries	4,561	4,015	14%
Balance at end of period	$96,684	$78,413	23%

Finance receivables portfolio metrics:
Provision rate (2)	30%	35%
Average monthly net charge-off rate (3)	4.4%	4.5%
Delinquency rate (4)	19.4%	19.2%

(1)Includes $0.2 million and $0.4 million of provision increase from intersegment transactions for the nine months ended September 30, 2023 and 2022, respectively, related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, the provision for lease losses for the nine months ended September 30, 2023 and 2022 totaled $141.7 million and $109.8 million, respectively.

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

(5)As a result of purchase accounting, AFF’s as reported allowance for lease losses for the nine months ended September 30, 2022 contains significant fair value adjustments. The adjusted amounts for the nine months ended September 30, 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics for the nine months ended September 30, 2022 provide a useful comparison against the September 30, 2023 amounts.

LTO Operations

Leased merchandise income increased 23% to $562.6 million during the nine months ended September 30, 2023 compared to $455.7 million for the nine months ended September 30, 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 18% to $309.4 million during the nine months ended September 30, 2023 compared to $263.0 million during the nine months ended September 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 21%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly from 56% during the nine months ended September 30, 2022 (adjusted to exclude purchase accounting adjustments) to 55% during the nine months ended September 30, 2023.

Provision for lease losses increased 29% to $141.9 million during the nine months ended September 30, 2023 compared to $110.2 million for the nine months ended September 30, 2022, which was primarily due to the 22% increase in gross transaction volumes and an increase in lease loss provisioning rates used during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of slightly higher net charge-off rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 and slightly higher delinquency rates as of September 30, 2023 compared to September 30, 2022. As a percentage of gross transaction volume, the provision for lease losses increased from 30% during the nine months ended September 30, 2022 to 31% during the nine months ended September 30, 2023.

Retail Finance Operations

Interest and fees on finance receivables increased 29% to $174.2 million during the nine months ended September 30, 2023 compared to $135.0 million for the nine months ended September 30, 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables increased 3%. The increase was primarily due to timing of transaction volume originations in 2022 resulting in a decline in the average finance receivable balance during most of 2022.

Provision for loan losses increased 9% to $90.6 million during the nine months ended September 30, 2023 compared to $83.5 million for the nine months ended September 30, 2022, which was primarily due to the 27% increase in gross transaction volumes, partially offset by a decrease in loan loss provisioning rates used during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as a result of slightly improved net charge-off rates during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. As a percentage of gross transaction volume, the provision for loan losses decreased from 35% during the nine months ended September 30, 2022 to 30% during the nine months ended September 30, 2023.

Segment Expenses

Operating expenses increased 9% to $104.3 million during the nine months ended September 30, 2023 compared to $95.3 million during the nine months ended September 30, 2022, which was primarily due to the 24% increase in gross transaction volumes, partially offset by lower receivable acquisition costs and the realization of information technology cost synergies from the Company’s acquisition of AFF. As a percentage of segment revenues, operating expenses decreased from 15% during the nine months ended September 30, 2022 (adjusted to exclude purchase accounting adjustments) to 14% during the nine months ended September 30, 2023.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the nine months ended September 30, 2023 was $88.5 million compared to $36.7 million in the nine months ended September 30, 2022. The increase was primarily the result of fair value purchase accounting and increased segment income resulting from increases in net revenue partially offset by the increase in segment expenses. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income for the nine months ended September 30, 2022 was $78.3 million.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$237,836	$207,632	15%
Latin America pawn	111,544	99,375	12%
Retail POS payment solutions (1)	88,477	36,695	141%
Intersegment eliminations (2)	(561)	(586)	(4)%
Consolidated segment pre-tax operating income	437,296	343,116	27%

Corporate expenses and other income:
Administrative expenses	124,428	110,882	12%
Depreciation and amortization	44,598	44,558	—%
Interest expense	66,657	50,749	31%
Interest income	(1,253)	(1,104)	13%
Gain on foreign exchange	(1,905)	(198)	862%
Merger and acquisition expenses	3,670	1,712	114%
Gain on revaluation of contingent acquisition consideration	—	(82,789)	(100)%
Other expenses (income), net	(260)	(2,721)	(90)%
Total corporate expenses and other income	235,935	121,089	95%

Income before income taxes	201,361	222,027	(9)%

Provision for income taxes	51,649	48,598	6%

Net income	$149,712	$173,429	(14)%

(1)The AFF segment results for the nine months ended September 30, 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $78.3 million for the nine months ended September 30, 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution as a payment option in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 12% to $124.4 million during the nine months ended September 30, 2023 compared to $110.9 million during the nine months ended September 30, 2022, primarily due to increased incentive compensation expense, the increase in pawn store count, including recent acquisitions, and a 12% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses decreased from 6% during the nine months ended September 30, 2022 to 5% during the nine months ended September 30, 2023.

Interest expense increased 31% to $66.7 million during the nine months ended September 30, 2023 compared to $50.7 million for the nine months ended September 30, 2022, primarily due to both higher floating interest rates and increased amounts outstanding on the Company’s unsecured bank credit facilities. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 114% to $3.7 million during the nine months ended September 30, 2023 compared to $1.7 million for the nine months ended September 30, 2022, due to timing of acquisition activity in the third quarter of 2023.

The Company recognized a gain on revaluation of contingent acquisition consideration of $82.8 million during the nine months ended September 30, 2022 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF acquisition. See Note 5 of Notes to Consolidated Financial Statements.

Consolidated effective income tax rates for the nine months ended September 30, 2023 and 2022 were 25.7% and 21.9%, respectively. The increase in the effective tax rate was primarily due to a $4.3 million permanent domestic tax benefit recognized in the nine months ended September 30, 2022 related to the $82.8 million gain on revaluation of certain contingent consideration related to the AFF acquisition, as described above, and a decreased foreign permanent tax benefit recorded in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, related to a decreased inflation index adjustment allowed in Mexico as a result of moderating inflation.

LIQUIDITY AND CAPITAL RESOURCES

Material Capital Requirements

The Company’s primary capital requirements include:

•Expand pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions of pawn stores and purchases of underlying real estate at existing locations;
•Expand retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
•Return capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology platforms, general corporate operating activities, income tax payments and debt service, among others. Net interest expense is expected to increase in 2023 compared to 2022 due to increased borrowings primarily to fund recent acquisitions and higher floating interest rates on the borrowings under the revolving credit facilities. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items over the next 12 months and also in the longer-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion of its pawn operations through new store openings and acquisitions.

For 2023, the Company has opened 57 new (“de novo”) stores in total through September 30, 2023 and for the full year of 2023 expects to add approximately 65 total new locations. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition.

During the nine months ended September 30, 2023, the Company acquired 83 pawn stores in the U.S. and acquired two pawn licenses to open pawn stores in the state of Nevada for a cumulative purchase price of $168.1 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 24 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $46.7 million during the nine months ended September 30, 2023.

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

Return of Capital to Shareholders

In October 2023, the Company’s Board of Directors declared a $0.35 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $15.8 million based on the September 30, 2023 share count, to be paid on November 30, 2023 to stockholders of record as of November 15, 2023. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the nine months ended September 30, 2023, the Company repurchased a total of 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the inflation Reduction Act of 2022. The Company incurred $1.1 million of excise taxes during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company repurchased 2,035,000 shares of common stock at an aggregate cost of $144.7 million and an average cost per share of $71.12.

All repurchases during the nine months ended September 30, 2023 were conducted under the Company’s $100.0 million share repurchase program authorized in April 2022 and the $100.0 million share repurchase program authorized in October 2022 and such repurchases complete the authorizations under these programs. In July 2023, the Company’s Board of Directors authorized a new common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining. While the Company intends to continue repurchases under its active share repurchase program, future share repurchases are subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, including funding acquisitions, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of September 30, 2023, the Company’s primary sources of liquidity were $86.5 million in cash and cash equivalents and $60.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $917.3 million as of September 30, 2023.

On October 18, 2023, the Company amended its domestic Credit Facility. The total lender commitment under the amended facility, which is provided by a group of twelve commercial banks, was increased by $50.0 million, from $590.0 million to $640.0 million. The amended credit facility remains unsecured and all other terms remained unchanged. In addition, in August 2023, the Company renewed and extended into 2027, the Mexico Credit Facility in the amount of $600.0 million Mexican pesos.

The Company’s cash and cash equivalents as of September 30, 2023 included $24.1 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 48% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flow provided by operating activities	$317,037	$325,798
Cash flow used in investing activities	$(409,173)	$(238,732)
Cash flow provided by (used in) financing activities	$58,707	$(107,575)

	As of September 30,
	2023	2022
Working capital	$917,270	$810,929
Current ratio	3.9:1	3.5:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities decreased $8.8 million, or 3%, from $325.8 million for the nine months ended September 30, 2022 to $317.0 million for the nine months ended September 30, 2023, as a decrease in net income of $23.7 million was partially offset by net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $170.4 million, or 71%, from $238.7 million for the nine months ended September 30, 2022 to $409.2 million for the nine months ended September 30, 2023. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $46.7 million for furniture, fixtures, equipment and improvements and $46.7 million for discretionary pawn store real property purchases during the nine months ended September 30, 2023 compared to $29.6 million and $77.7 million in the prior-year period, respectively. The Company paid $168.4 million in cash related to pawn store acquisitions during the nine months ended September 30, 2023 compared to $7.1 million during the nine months ended September 30, 2022. The Company funded a net increase in pawn loans of $59.4 million during the nine months ended September 30, 2023 and $74.7 million during the nine months ended September 30, 2022. The Company funded a net increase in finance receivables of $88.0 million during the nine months ended September 30, 2023 and $49.6 million during the nine months ended September 30, 2022.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities increased $166.3 million, or 155%, from net cash used in financing activities of $107.6 million for the nine months ended September 30, 2022 to net cash provided by financing activities of $58.7 million for the nine months ended September 30, 2023. Net borrowings on the credit facilities were $222.9 million during the nine months ended September 30, 2023 compared to net borrowings of $79.0 million during the nine months ended September 30, 2022. The Company funded $115.5 million for share repurchases and paid dividends of $46.1 million during the nine months ended September 30, 2023, compared to funding $140.4 million of share repurchases and dividends paid of $44.4 million during the nine months ended September 30, 2022. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the nine months ended September 30, 2023 of $2.5 million.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$57,144	$1.26	$59,316	$1.26	$149,712	$3.27	$173,429	$3.64
Adjustments, net of tax:
Merger and acquisition expenses	2,605	0.06	564	0.01	2,818	0.06	1,317	0.03
Non-cash foreign currency loss (gain) related to lease liability	442	0.01	251	0.01	(1,171)	(0.03)	(245)	(0.01)
AFF purchase accounting adjustments (1)	10,880	0.24	17,036	0.36	32,869	0.72	64,772	1.36
Gain on revaluation of contingent acquisition consideration	—	—	(16,229)	(0.34)	—	—	(68,083)	(1.43)
Other expenses (income), net	(296)	(0.01)	126	—	(200)	—	(2,095)	(0.04)
Adjusted net income and diluted earnings per share	$70,775	$1.56	$61,064	$1.30	$184,028	$4.02	$169,095	$3.55

(1)See detail of the AFF purchase accounting adjustments in tables below.

The following tables provide a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (in thousands):

	Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$3,387	$782	$2,605	$733	$169	$564
Non-cash foreign currency loss related to lease liability	632	190	442	359	108	251
AFF purchase accounting adjustments (1)	14,130	3,250	10,880	22,125	5,089	17,036
Gain on revaluation of contingent acquisition consideration	—	—	—	(19,800)	(3,571)	(16,229)
Other expenses (income), net	(384)	(88)	(296)	164	38	126
Total adjustments	$17,765	$4,134	$13,631	$3,581	$1,833	$1,748

	Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$3,670	$852	$2,818	$1,712	$395	$1,317
Non-cash foreign currency gain related to lease liability	(1,673)	(502)	(1,171)	(350)	(105)	(245)
AFF purchase accounting adjustments (1)	42,688	9,819	32,869	84,120	19,348	64,772
Gain on revaluation of contingent acquisition consideration	—	—	—	(82,789)	(14,706)	(68,083)
Other expenses (income), net	(260)	(60)	(200)	(2,721)	(626)	(2,095)
Total adjustments	$44,425	$10,109	$34,316	$(28)	$4,306	$(4,334)

(1)The following tables detail AFF purchase accounting adjustments (in thousands):

	Three Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$7,111	$1,635	$5,476
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	839	194	645
Amortization of acquired intangible assets	14,130	3,250	10,880	14,175	3,260	10,915
Total AFF purchase accounting adjustments	$14,130	$3,250	$10,880	$22,125	$5,089	$17,036

	Nine Months Ended September 30,
	2023			2022
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$34,798	$8,004	$26,794
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	6,796	1,564	5,232
Amortization of acquired intangible assets	42,688	9,819	32,869	42,526	9,780	32,746
Total AFF purchase accounting adjustments	$42,688	$9,819	$32,869	$84,120	$19,348	$64,772

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Net income	$57,144	$59,316	$149,712	$173,429	$229,778	$202,800
Provision for income taxes	20,480	16,079	51,649	48,598	73,189	56,357
Depreciation and amortization	27,365	25,971	81,526	77,495	107,863	90,670
Interest expense	24,689	18,282	66,657	50,749	86,616	60,746
Interest income	(328)	(206)	(1,253)	(1,104)	(1,462)	(1,380)
EBITDA	129,350	119,442	348,291	349,167	495,984	409,193
Adjustments:
Merger and acquisition expenses	3,387	733	3,670	1,712	5,697	15,897
Non-cash foreign currency loss (gain) related to lease liability	632	359	(1,673)	(350)	(2,652)	(72)
AFF purchase accounting adjustments (1)	—	7,950	—	41,594	8,760	87,956
Gain on revaluation of contingent acquisition consideration	—	(19,800)	—	(82,789)	(26,760)	(100,660)
Other expenses (income), net	(384)	164	(260)	(2,721)	(270)	(3,412)
Adjusted EBITDA	$132,985	$108,848	$350,028	$306,613	$480,759	$408,902

(1)Excludes $14.1 million, $42.7 million and $56.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, nine months and trailing twelve months ended September 30, 2023, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA. Excludes $14.2 million, $42.5 million and $44.6 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, nine months and trailing twelve months ended September 30, 2022, respectively, which is included in the add back of depreciation and amortization to net income used to calculate EBITDA.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022
Cash flow from operating activities	$111,368	$99,031	$317,037	$325,798	$460,544	$411,252
Cash flow from certain investing activities:
Pawn loans, net (1)	(59,614)	(42,442)	(59,426)	(74,707)	(20,536)	(77,410)
Finance receivables, net	(30,869)	(26,088)	(87,994)	(49,634)	(123,713)	(55,478)
Purchases of furniture, fixtures, equipment and improvements	(18,375)	(9,944)	(46,723)	(29,630)	(52,679)	(40,044)
Free cash flow	2,510	20,557	122,894	171,827	263,616	238,320
Merger and acquisition expenses paid, net of tax benefit	2,605	564	2,818	1,317	4,379	12,239
Adjusted free cash flow	$5,115	$21,121	$125,712	$173,144	$267,995	$250,559

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

Additionally, the following table provides reconciliations of total revenue and total net revenue, presented in accordance with GAAP, to adjusted total revenue and adjusted net revenue, which excludes the impacts of purchase accounting (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Total revenue, as reported	$786,301	$672,143	$2,299,662	$1,979,598
AFF purchase accounting adjustments (1)	—	7,111	—	34,798
Adjusted total revenue	$786,301	$679,254	$2,299,662	$2,014,396

Total net revenue, as reported	$388,647	$323,292	$1,089,590	$915,451
AFF purchase accounting adjustments (1)	—	7,950	—	41,594
Adjusted total net revenue	$388,647	$331,242	$1,089,590	$957,045

(1)As a result of purchase accounting, AFF’s as reported amounts for the three and nine months ended September 30, 2022 contain significant fair value adjustments. The adjusted amounts for the three and nine months ended September 30, 2022 exclude these fair value purchase accounting adjustments.

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2023	2022	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	17.6	20.3	13%
Three months ended	17.1	20.2	15%
Nine months ended	17.8	20.3	12%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.9	7.9	—%
Three months ended	7.9	7.8	(1)%
Nine months ended	7.8	7.7	(1)%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,054	4,532	11%
Three months ended	4,048	4,375	7%
Nine months ended	4,413	4,068	(8)%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended September 30, 2023 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
July 1 through July 31, 2023	94,925	$92.79	94,925	$200,000
August 1 through August 31, 2023	—	—	—	200,000
September 1 through September 30, 2023	—	—	—	200,000
Total	94,925	92.79	94,925

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2023, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 10, 2023, Randel G. Owen, Director, adopted a written plan for the sale of up to 2,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934. The plan will expire on November 8, 2024, or on any earlier date on which all of the shares have been sold.

On August 22, 2023, R. Douglas Orr, Executive Vice President and Chief Financial Officer, adopted a written plan for the sale of up to 42,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934. The plan will expire on February 28, 2025, or on any earlier date on which all of the shares have been sold.

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
10.1
Seventh Amendment to Amended and Restated Credit Agreement, dated October 18, 2023, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association
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

Dated: October 30, 2023	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)