Form 10-K
period 2023-12-31
FirstCash Holdings, Inc.
filed 2024-02-05
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes   ☒ No

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,006,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of January 31, 2024, there were 45,107,912 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This annual report contains forward-looking statements about the business, financial condition, outlook and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, outlook and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including those changes resulting from shifts in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation and rising interest rates, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

Overview

FirstCash Holdings, Inc., along with its wholly owned subsidiaries (together, the “Company”), is the leading operator of pawn stores in the U.S. and Latin America and is also a leading provider of technology-driven, retail point-of-sale (“POS”) payment solutions focused on serving credit-constrained consumers in the U.S and Puerto Rico.

The Company operates two business lines, pawn operations and retail POS payment solutions, which are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia, while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of American First Finance, LLC (“AFF”) in all 50 states in the U.S., the District of Columbia and Puerto Rico.

The Company’s primary line of business is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash and credit-constrained consumers. As of December 31, 2023, the Company operated almost 3,000 pawnshops across its network. Pawn stores help customers meet small, short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Net revenues (gross profit) from pawn operations comprised 82% of consolidated net revenues in 2023.

The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which it acquired in 2021 (the “AFF Acquisition”). AFF focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

The accompanying audited consolidated results of operations for the year ended December 31, 2023 and 2022 include the results of operations for AFF for the full respective period, while the comparable 2021 period includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021, affecting the comparability of 2023 and 2022 amounts to 2021 amounts.

The Company’s principal executive offices are located at 1600 West 7th Street, Fort Worth, Texas 76102, and its telephone number is (817) 335-1100. The Company’s primary corporate website is www.firstcash.com.

Pawn Operations

Pawn stores are neighborhood-based retail locations that buy and sell pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. Pawn stores also provide a quick and convenient source of small, secured consumer loans, also known as pawn loans, to unbanked, under-banked and credit-constrained customers. Pawn loans are safe and affordable non-recourse loans for which the customer has no legal obligation to repay. The Company does not engage in post-default collection efforts, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it report any negative credit information to credit reporting agencies, but rather relies only on the resale of the pawn collateral for recovery. Pawnshop customers are typically value-conscious consumers and/or borrowers who are not effectively or efficiently served by traditional lenders such as banks, credit unions, credit card providers or other small loan providers.

The pawn industry in the U.S. is well established, with the highest concentration of pawn stores located in states that have favorable customer demographics, high population growth and maintain regulations most conducive to profitable pawn operations. Generally, these states are located in the Southeast, Midwest, Southwest and Mountain West regions of the country, which is where the majority of the Company’s U.S. stores are located.

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

Services Offered by the Company’s Pawn Operations

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Merchandise sales accounted for 48% of the Company’s consolidated revenue during 2023.

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

Retail customers can use cash or credit cards for retail purchases or can purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. In addition, the Company offers a LTO option at its U.S. pawn stores through AFF (as further described below).

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping, and, to a lesser extent, in the first quarter, due to tax refund proceeds received by customers in the U.S.

Pawn Lending

The Company’s pawn store locations make pawn loans to customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods, musical instruments and other items. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower, primarily relying instead on the marketability and expected sales value of pledged goods as a basis for the amount loaned. Pawn loans are non-recourse loans, and a customer does not have a legal obligation to repay a pawn loan. There is no collections process, and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency and rarely affects their ability to obtain a subsequent pawn loan from the Company. The average amount of a pawn loan at December 31, 2023 was $258 in the U.S. and $95 in Latin America.

At the time a pawn loan transaction is entered into, an agreement or pawn contract, commonly referred to as a “pawn ticket,” is presented to the borrower for signature that includes, among other items, the borrower’s name and identification information, a description of the pledged goods, amount financed, pawn service fee, maturity date, total amount that must be paid to redeem the pledged goods on the maturity date and the fee charged expressed as an annual percentage rate.

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

Pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for 21% of the Company’s consolidated revenue during 2023.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn loan to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its proprietary POS and loan management system to recall recent selling prices of similar merchandise in its own stores. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online auction sites and retailer advertisements. These sources, together with the employees’ inspection of the collateral along with their skills and experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items.

The Company typically experiences seasonal growth in its pawn loan balances in the third and fourth quarters preceded by lower balances in the first two quarters due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

Pawn Business Strategy

The Company’s business strategy is to continue growing pawn revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Over the last five years, 756 pawn stores have been opened or acquired, with the net store count growing at a compound annual store growth rate of 4% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate consumer demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021	2020	2019
U.S. pawn segment:
New locations opened	5	—	1	—	—
Locations acquired	91	30	46	22	27
Total additions	96	30	47	22	27

Latin America pawn segment:
New locations opened	61	45	60	75	89
Locations acquired	—	1	—	40	163
Total additions	61	46	60	115	252

Total:
New locations opened	66	45	61	75	89
Locations acquired	91	31	46	62	190
Total additions	157	76	107	137	279

For additional information on store count activity, see “Pawn Store Locations” below.

New Store Openings

The Company typically opens new stores in under-served markets and neighborhoods. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically open for business within six to 12 weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Due to the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities will continue to arise in both the U.S. and Latin America. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, merchandise sales margins, pawn loan redemption rates, the condition and quantity of inventory on hand, licensing restrictions or requirements, and the location, physical condition, and lease terms of the stores to be acquired.

Enhance Productivity of Existing and Newly Opened Stores

The primary factors affecting the profitability of the Company’s existing store base are the volume and gross profit of merchandise sales, the volume of and yield on pawn loans and store operating expenses. To increase customer traffic and encourage repeat business, which management believes is a key determinant of a store’s success, the Company has taken several steps to distinguish its stores and to make customers feel more comfortable and secure. In addition to a clean and secure physical store facility, the stores’ exteriors typically display attractive and distinctive signage similar to that used by contemporary specialty retailers.

The Company believes the profitability of its pawnshops is dependent, among other factors, upon its employees’ skills and ability to engage with customers and provide prompt and courteous service. The Company has employee training programs that promote customer service, productivity, professionalism, regulatory compliance and information privacy and security. The Company’s proprietary POS and loan management system tracks certain key transactional performance measures, including pawn loan yields and merchandise sales margins, and permits a store manager or clerk to instantly recall the cost of an item in inventory and the date it was purchased, including the prior transaction history of a particular customer. It also facilitates the timely valuation of goods by showing values assigned to similar goods. The Company has networked its stores to allow employees to more accurately determine the retail value of merchandise and to permit the Company’s headquarters to more efficiently monitor, in real time, each store’s operations, including merchandise sales, pawn loan fee revenue, pawn loans written and redeemed and changes in inventory.

The Company maintains a well-trained audit and loss prevention staff which conducts regular store visits to verify assets, loans and collateral, and test compliance with regulatory, financial, security and operational controls. Management believes its controls and systems are adequate for the Company’s existing store base and can accommodate reasonably foreseeable growth in the near term.

Pawn Store Locations

The Company’s typical large format pawn store is a freestanding building or part of a retail shopping center with dedicated available parking. Many of the Company’s acquired stores in Latin America tend to be smaller than its U.S. stores, especially those located in dense urban markets that may not have dedicated parking. Management has established a standard store design intended to facilitate operations and provide a positive customer experience.

As of December 31, 2023, the Company operated 2,997 pawn store locations composed of 1,183 stores in 29 U.S. states and the District of Columbia, 1,721 stores in 32 states in Mexico, 65 stores in Guatemala, 14 stores in Colombia and 14 stores in El Salvador.

The following table details store count activity for the year ended December 31, 2023:

	U.S.	Latin America	Total
Total locations, beginning of period	1,101	1,771	2,872
New locations opened (1)	5	61	66
Locations acquired	91	—	91
Consolidation of existing pawn locations (2)	(14)	(18)	(32)
Total locations, end of period	1,183	1,814	2,997

(1)In addition to new store openings, the Company strategically relocated four stores in the U.S. and two stores in Latin America during 2023.

(2)Store consolidations were primarily acquired locations over the past seven years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

As of December 31, 2023, the Company’s pawn stores were located in the following countries and states:

Number of Locations
U.S.		Latin America
Texas	481	Mexico:
Florida	87	Estado de. Mexico (State of Mexico)	215
Ohio	59	Veracruz	207
North Carolina	54	Puebla	114
Georgia	49	Tamaulipas	99
Tennessee	48	Nuevo Leon	95
Arizona	47	Jalisco	85
Illinois	36	Baja California	81
Nevada	30	Estado de Ciudad de Mexico (State of Mexico City)	71
Louisiana	29	Chiapas	67
Washington	29	Oaxaca	58
Maryland	28	Coahuila	55
South Carolina	27	Hidalgo	54
Colorado	25	Guanajuato	51
Alabama	24	Tabasco	46
Kentucky	23	Chihuahua	45
Indiana	22	Sonora	41
Missouri	22	Quintana Roo	31
Oklahoma	19	Sinaloa	30
Virginia	13	Michoacan	29
Alaska	6	Morelos	27
Utah	6	San Luis Potosi	26
Oregon	5	Guerrero	24
District of Columbia	3	Durango	22
North Dakota	3	Aguascalientes	21
South Dakota	3	Queretaro	21
Mississippi	2	Campeche	18
Iowa	1	Tlaxcala	18
Nebraska	1	Yucatan	18
Wyoming	1	Zacatecas	18
U.S. total	1,183	Baja California Sur	13
		Colima	11
		Nayarit	10
			1,721

		Guatemala	65

		Colombia	14

		El Salvador	14

		Latin America total	1,814

Pawn Operations Competitive Environment

The Company encounters significant competition in connection with all aspects of its pawn operations. These competitive conditions may adversely affect the Company’s pawn revenue and profitability and its ability to expand and execute its pawn business strategy. The Company believes the primary drivers for competitive success in the pawn industry are store location, customer service, the ability to lend competitive amounts on pawn loans and to sell popular retail merchandise at competitive prices. In addition, the Company competes with other lenders and retailers to attract and retain employees with competitive compensation programs. Many of the competitors’ individual retail locations have significantly greater size, financial resources and human capital than the Company.

The Company’s retail business competitors include numerous retail and wholesale merchants, including jewelry stores, rent-to-own operators, discount retail stores, “second-hand” stores, consumer electronics stores, other specialty retailers, online retailers, online auction sites, online marketplace sites and other pawnshops. Competitive factors in the Company’s retail operations include the ability to provide the customer with a variety of merchandise items at attractive prices.

The Company’s pawn lending business competes primarily with other specialty consumer finance lenders, including pawn store operators, payday loan stores, branch-based lenders and other specialty consumer finance operators, including online lenders. The pawnshop and other specialty consumer finance industries are characterized by a large number of independent owner-operators, some of whom own and operate multiple locations. In addition, the Company competes with other non-specialty consumer finance lenders, such as banks, credit card providers and other consumer finance companies, which generally lend on an unsecured as well as a secured basis. Other non-specialty lenders may, and do, lend money on financial terms more favorable than those offered by the Company.

Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S. and 7,000 to 8,000 total pawnshops in Mexico. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. The Company is the largest public or private operator of large format, full-service pawn stores in the U.S. and Mexico.

Retail POS Payment Solutions Operations

AFF facilitates customized LTO and retail finance programs to its merchant partners, allowing those merchant partners to complete sales by providing their customers with a retail POS payment solution. Customers can apply for AFF’s products online or through their mobile devices and complete the process electronically or in person at one of AFF’s merchant partner locations. AFF primarily serves customers who are credit-constrained who may not qualify for prime or near prime retail payment options. Net revenues (gross profit) from AFF accounted for 18% of the Company’s consolidated net revenues during 2023.

Products Offered by AFF

AFF’s merchant partners may provide consumer goods and services to their customers using one of AFF’s retail POS payment options, including a LTO product, a merchant-based retail installment sales agreement (“RISA”) or a bank-originated installment loan, to facilitate payments on such transactions. The merchant partners provide a single retail POS payment solution from one of these three available options to offer to all of their customers at a given location. The merchant’s selection of the appropriate retail POS payment option depends upon applicable regulations in the state in which the merchant operates, including which payment options are allowable under applicable state law, whether AFF’s bank partner makes loans in the state where the merchant is located and which type of products or services are offered by the merchant. The majority of AFF’s originations are facilitated with the LTO product, with retailers of furniture and other tangible personal property most commonly using the LTO product. The RISA and bank-originated products are more commonly offered in situations where services are being offered by the merchant. Each of these retail POS payment options is subject to AFF’s (or AFF’s partner bank’s) proprietary technology-driven decisioning process as further described below. AFF’s ability to customize the technology and offer a choice between retail POS payment options provides its merchant partners the ability to identify the most effective solution for its business and customers.

The following is a description of the three primary retail POS payment options offered by AFF:

•LTO — LTO transactions involve the purchase by AFF of tangible personal property directly from the merchant partner and a subsequent lease of that merchandise by AFF to the customer through a consumer rental purchase agreement under applicable state laws. Customers can cancel their agreements at any time, without penalty, by returning the merchandise. The terms of the leased merchandise contracts generally provide for weekly, bi-weekly, semi-monthly, or monthly rental periods and give the customers the option to acquire ownership of the merchandise over a fixed term, typically between six and 24 months, if the customer leases the merchandise through that term. The customer has the right to acquire ownership of the leased merchandise either through an early buyout option, through another early purchase option after the early buyout option expires, or through payment of all required lease renewal payments. To take advantage of the early buyout option, the customer generally has between 90 and 101 days to pay the cash price of the leased merchandise, plus a nominal early buyout fee. The customer can still utilize an early purchase option after the early buyout period ends and obtain ownership before the end of the lease by paying a certain percentage of the remaining lease renewal payments (usually established by applicable state law). The customer can also obtain ownership of the merchandise by simply paying all of the remaining lease renewal payments as they become due. Conversely, the customer has the right to choose not to renew the lease at any time by returning the merchandise. AFF offers the LTO retail POS payment option to merchant partners in 45 U.S. states, the District of Columbia and Puerto Rico, and such option accounted for 76% of AFF’s total revenues during 2023.

•RISA — The RISA transaction involves the purchase of either tangible personal property or services from the merchant partner by the customer. The customer enters into a RISA with the merchant, and AFF subsequently purchases the RISA from the merchant partner and services the account through the end of the contractual term. The customer can take advantage of an early payoff discount, whereby the customer generally has between 90 and 101 days to pay the original principal amount, plus a nominal early payoff discount fee (equal to or less than the accrued interest charges), without incurring any additional interest charges. RISA finance receivables typically have a term ranging from six to 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. AFF facilitates the RISA retail POS payment option with merchant partners in 20 U.S. states, and such option accounted for 10% of AFF’s total revenues during 2023.

•Bank-originated installment loans — The customer enters into an installment loan directly with a Utah state-chartered non-member bank (the “Bank”), for the purchase of a good or service from the merchant partner. After origination of the loan by the Bank, AFF purchases the rights to the cash flows of the loan from the Bank but does not purchase the loan itself. AFF then assumes responsibility for sub-servicing the loan on behalf of the Bank for the remaining term of the loan. The customer can take advantage of an early payoff discount, whereby the customer generally has between 90 and 101 days to pay the original principal amount (including any origination fee) without paying any interest charges. Bank-originated loans typically have a term ranging from six to 24 months and can be either secured by tangible personal property or unsecured. Approximately 71% of these loans are related to the purchase of property or services while approximately 29% are loans with cash proceeds issued directly to the customer. The bank-originated installment loan retail POS payment option is made available to merchant partners in 34 U.S. states, and such option accounted for 14% of AFF’s total revenues during 2023.

Decisioning Process

AFF has made substantial investments in the development of its unique and proprietary decisioning platform that is customizable to individual merchants and/or merchandise categories. The platform is supported by an experienced and robust data science team that uses data analytics to continually improve the performance of the decisioning platform. This proprietary decisioning platform is used to determine whether a particular applicant meets AFF’s LTO or RISA decisioning criteria or the Bank’s loan qualifications for a particular amount. The sophisticated algorithms consider external and internal data points beyond traditional credit scores, allowing AFF or the Bank to approve customers that do not have a credit score. AFF employs an automated application decisioning process, creating a highly efficient, scalable model.

While the Bank utilizes AFF’s technology platform to process and evaluate consumer applications originated by the Bank, all credit underwriting and approval criteria used by the Bank to underwrite the loans are provided and approved under the Bank’s exclusive authority.

Customer Service

AFF believes its strong focus on building a positive relationship with the customer and ensuring high levels of customer satisfaction generates repeat customer business and long-lasting relationships with its merchant partners.

AFF strives to make the application process for its LTO, RISA or bank loan products user-friendly for its customers. AFF customers can apply for the AFF products via text-2-apply, QR codes, web applications on merchant websites, merchant portal applications, in-cart plug-in experiences and third-party waterfall applications. Upon submission of an application, AFF’s platform typically communicates a decision (either directly for LTO or RISA products or on behalf of the Bank for the bank loan product) within seconds, providing a near immediate response to the customer. The customer then purchases goods or services using the POS payment option applicable for that particular merchant location and makes scheduled payments, which can be managed by the customer via phone or online.

Customers receive an introductory email from AFF’s customer service team to welcome them as new customers to AFF, answer any questions they may have about their new account and remind them of their payment schedule. Existing customers have access to AFF’s customer service team and online customer portal to answer questions about their lease, RISA or loan or to provide comments or complaints about merchant partners. For those customers that utilize AFF’s LTO solution and choose not to renew their lease, AFF’s customer service team can also assist with the non-renewal process.

The amount and timing of a customer’s contractual periodic payment (e.g., weekly, bi-weekly, semi-monthly, or monthly) is generally based on a customer's pay frequency and the term of the contract. Customer payments are typically processed through automated clearing house payments or debits to the customer’s payment card (e.g., through a Visa or MasterCard network). Consumers can choose between scheduling automated payments to process on their accounts and making manual, non-recurring payments on each due date. If a customer account becomes delinquent, collection activities are managed through AFF’s call centers and/or AFF’s network of third-party debt collection agencies. The call center contacts customers through several communication channels to assist the customer with keeping their lease, RISA or loan current. These channels include phone calls, text messages, emails, and chat. AFF utilizes a number of tools to ensure the quality of its call center operations, including call-monitoring software, manual call reviews, quality assurance score cards, role-based training, automated on-screen scripts, regular call calibrations, and real-time alerts to supervisors. See “Item 1. Business—Governmental Regulation” for further information about applicable collections laws to which AFF is subject.

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

AFF attracts and sources new merchants through various channels, including field sales representatives, national sales, independent sales representatives, buying groups, AFF’s website and strategic integrations via waterfall lending platforms. To ensure merchant quality, each prospective merchant goes through a vetting and approval process and, once approved, they must sign a merchant agreement that identifies the roles and responsibilities of both the merchant and AFF. Merchants also receive appropriate training so they can properly represent AFF’s retail POS payment solutions to their customers and ensure regulatory compliance.

Approved merchant partners are subject to regular monitoring. AFF’s monitoring procedures are designed to identify merchant partners that do not meet AFF’s merchant standards. Merchant partners are subject to suspension and/or termination if, based upon the results of AFF’s monitoring, they are found to be out of compliance with the merchant agreement, have low lease or loan quality performance, have elevated customer complaint volume or fail to comply with applicable laws.

AFF currently has approximately 11,600 active retail merchant partner locations and e-commerce platforms offering its leasing and financing products. Those merchant partners offer a wide array of goods and services spanning 26 vertical channels. The following table shows the percentage of AFF's 2023 originations attributable to these vertical channels:

Year Ended December 31, 2023
Furniture	48%
Automotive	19%
Jewelry	8%
Other	25%
Total	100%

A significant portion of AFF’s revenue is concentrated with its top merchant partners. While this concentration has provided AFF with opportunities for growth, the increasing size and importance of individual merchant partners creates a certain degree of exposure to potential transaction volume loss. AFF’s top five merchant partners accounted for an aggregate of 15% of consolidated 2023 revenues. For a discussion of the risks associated with the possible loss of one of AFF’s top merchant partners or a significant reduction in transaction volumes with one of its top merchant partners, refer to “Item 1A. Risk

Factors.”
Retail POS Payment Solutions Business Strategy

AFF’s business strategy is to continue building market share through additional expansion of both its brick-and-mortar and online merchant base while increasing customer utilization rates by continuous improvement and enhancement of its omni-channel user experience. AFF continues to expand its digital marketing and search engine optimization strategies to harvest more consumer searches and to drive quality repeat customers back to its merchant partners. With an ongoing focus toward improving application conversion rates for qualified applicants combined with an enhanced risk segmentation of its applications, AFF believes that it has numerous opportunities to gain additional market share and expand its large and fast-growing merchant and customer base to achieve greater levels of revenue and profitability.

Retail POS Payment Solutions Competitive Environment

AFF’s retail POS payment solutions business competes with national, regional and local LTO stores, virtual LTO companies, rental stores that do not offer their customers a purchase option, buy now / pay later providers, and various other types of consumer finance companies that may enable customers to shop at traditional or online retailers on credit. In addition, banks and consumer finance companies are developing POS payment products and services designed to compete for the credit-constrained customer. AFF also competes with traditional and e-commerce retailers and traditional and online sellers of new and used merchandise for customers desiring to purchase merchandise for cash or on credit. Competition is based primarily on product selection and availability, customer service, store location and lease and loan terms.

Intellectual Property

The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions, to protect its proprietary technology, processes and other intellectual property.

The Company’s competitors may develop products that are similar to its own technology, such as the Company’s proprietary pawn POS and loan management software, AFF’s proprietary lease, financing and loan management software, AFF’s proprietary decisioning platform and other developed technology. The Company enters into agreements with its employees, consultants and partners, and through these and other confidentiality or non-compete agreements, the Company attempts to control access to and distribution of its software, documentation and other proprietary technology and information. Despite the Company’s efforts to protect its proprietary rights, third parties may, in an authorized or unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute its intellectual property rights or technology or otherwise develop products with the same functionality as its solutions. Policing all unauthorized use of the Company’s intellectual property rights is nearly impossible. The Company cannot be certain that the steps it has taken or will take in the future will prevent misappropriations of its technology or intellectual property rights.

Environmental, Social and Governance Overview

Pawnshops are neighborhood-based stores that contribute to the modern “circular economy” which encourages reduced resource consumption and waste, decreased environmental footprints and emissions along with economic growth and job creations. Each of the Company’s 2,997 pawn locations provides consumers a neighborhood-based market to buy and resell pre-owned and popular consumer products in a safe environment along with access to a quick and convenient source of short-term cash through non-recourse pawn transactions. In addition, through AFF, the Company provides POS payment solutions through technology-enabled virtual LTO and consumer finance platforms with minimal environmental impact. In summary, the Company provides millions of customers with rapid access to capital while operating its business in a manner that results in a positive impact on its employees, communities and the environment.

Environmental Sustainability

The Company’s pawn business extends the life cycle and utilization of popular consumer products. Most of the Company’s merchandise inventories are pre-owned items sourced directly from local customers in each store’s immediate geographic neighborhood. In effect, the Company operates a large consumer product recycling business by acquiring pre-owned items, including unwanted or unneeded jewelry, electronics, tools, appliances, sporting goods and musical instruments, from individual customers and resells them to other customers desiring such products within the same neighborhood. As a large and significant acquirer and reseller of pre-owned items, the Company believes it extends the life of these products and helps reduce demand for newly manufactured and distributed products, thereby reducing carbon emissions and water usage, resulting in a positive impact to the environment.

The Company estimates that it resold approximately 12 million individual used or pre-owned consumer product items in its pawn stores during 2023, with a commercial value of approximately $1.4 billion. In addition, the Company recycles significant volumes of precious metals and diamonds whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2023, the Company estimates that it recycled over 50,000 ounces of gold and approximately 40,000 carats of diamonds with a combined market value of over $125 million. This process helps reduce demand for mined precious metals and diamonds, which benefits the environment by reducing carbon emissions, water usage and other harmful environmental impacts of mining.

Unlike most brick-and-mortar or online retailers, the Company does not rely on supply chains or manufacturing of its inventories, as it sources the majority of its inventory from forfeited pawn loan collateral and merchandise purchased directly from customers. Accordingly, the Company generally does not own, operate or contract for manufacturing, supply chain, warehousing or distribution facilities to support its pawn operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores. The Company does not own, lease or operate any long-haul trucks to support its 2,997 pawn locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. The Company is working to further reduce energy consumption by retrofitting buildings with LED lighting and reducing corporate travel by utilizing remote work and meeting technologies.

Safe Capital Access Solutions in Underserved Communities

It is estimated by multiple studies and surveys that approximately 25% of U.S. households remain unbanked or under-banked. In Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the population. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or by purchasing merchandise from such customers. The average credit provided by the Company’s pawn business to a customer is $258 in the U.S. and $95 in Latin America. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer micro credit products of this size.

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

Pawn loans differ from most other forms of small-dollar lending as the Company does not engage in post-default collection efforts on delinquent loans, does not take legal actions against its customers for defaulted loans, does not ban its customers for nonpayment, nor does it issue any negative credit information to external credit agencies, but rather relies only on the resale of the pawn collateral for recovery.

POS Payment Solutions Products Provide Technology-Driven Solutions with Low Environmental Impact

AFF utilizes a paperless online application process for its POS payment solutions products. Upon submission of an application, AFF’s platform typically communicates a decision (either directly for LTO or RISA products or on behalf of the Bank for the bank loan product) electronically within seconds, providing a near-immediate response to the applicant. Upon approval, the applicant then electronically signs their agreement, officially becoming a customer of AFF, and completes their purchase of goods or services using the POS payment option applicable for that particular merchant location. Customers can begin making scheduled payments, which can be managed by the customer via phone or online. Most other customer communications are handled by phone, online or electronic communications. The virtual nature of AFF’s business model means it operates no retail or consumer facing facilities and has a limited administrative facilities footprint of less than 46,000 square feet.

Social and Corporate Responsibility

The Company promotes a strong corporate culture that emphasizes ethics, accountability and treating customers fairly. This culture is supported by a governance framework with board level oversight of the Company's compliance and internal audit functions and includes the following:

•The Company’s pawn and POS payment solutions operations are licensed and supervised in every jurisdiction in which the Company operates and are subject to regular regulatory exams in almost all of these jurisdictions.
•A formal compliance management system for both pawn and POS payment solutions operations is maintained by the Company in all markets in which it operates. The Audit Committee of the Board of Directors (the “Board”) receives quarterly updates regarding compliance matters and customer complaint activity.
•Consumer-facing marketing materials and other POS advertising operations must comply with established Company policies. All such materials undergo an internal review and approval process to ensure such materials include legally required consumer disclosures, which helps consumers make informed financial decisions before entering into any agreements.
•Debt collection activities performed within the Company’s POS payment solutions operations are also governed by Company policies. An ongoing process of monitoring, training, and auditing staff adherence to these policies is an integral part of the Company’s daily operations, which helps to both minimize consumer complaints and ensure that debt collection activities are performed in accordance with applicable federal and state collections laws. Given that pawn loans are non-recourse, the Company’s pawn stores do not perform any debt collection activities.
•A “single point of contact” issue resolution function is available to all customers, including customer service hotlines and websites.
•Strict data privacy and protection policies are maintained for personal information of customers and employees.
•Introduction of any significant new products, services and business lines are subject to approval by the Board.

The Company has significant operations in Mexico, where the majority of its employees and customers reside. Accordingly, the Company has focused significant time and resources on corporate and social responsibility initiatives in supporting disadvantaged people who live and work in this market.

The Company is certified in Mexico as an Empresa Socialmente Responsable (“ESR”), or a socially responsible company under the XII Latin American Meeting of Corporate Social Responsibility Framework. This ESR certification is granted to companies that meet a series of criteria that generally cover the economic, social and environmental sustainability of its operations, including corporate ethics, good governance, the quality of life of the Company’s employees and a proven commitment to the betterment of the community where it operates, including the care and preservation of the environment.

The Company has also established relationships and supports certain foundations and social programs in Mexico that provide internships, reading initiatives and recycling programs for disadvantaged citizens. For instance, the Company participated in the Government Program of Youth Building the Future in Mexico in 2023 by providing year-long apprenticeships to female participants aspiring to build careers in legal, human resources, and information technology. The Mexico Secretary of Labor awarded the Company the Recognition of Social Commitment as a result of the Company’s participation in this program.

In North Texas, where the Company is headquartered, the Company has made meaningful investments in the local community in the form of employee volunteer service hours and matching certain employee-donations to non-profits. The Communities Foundation of Texas has recognized AFF as a Be In Good Company member for AFF’s community engagement.

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified and diverse workforce through an inclusive and accessible recruiting process that utilizes online recruiting platforms, campus outreach, internships and job fairs. In order to increase retention of its employees, the Company is focused on providing competitive and attractive wages and benefits (which includes a store-level profit-sharing program for its pawn store employees) and extensive training and advancement opportunities as well as fostering a diverse, safe, healthy and secure workplace.

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

The Company maintains complaint resolution policies and procedures as well as a whistleblower hotline available to all employees and external stakeholders to report (anonymously if desired) any matter of concern. The communications hotline is managed by an independent third party, and such communications are routed to appropriate functions such as Human Resources, Legal or Compliance. The Company operates a whistleblower hotline review committee which includes members from Human Resources, Legal and Compliance to review all cases as a group before any case is closed. Complaint trends and statistics compiled from the Company’s internal complaint resolution procedures and along with all communications made to the whistleblower hotline are reported to the Board quarterly for review and further investigation, if warranted.

Employee Development and Career Opportunities

The Company believes in attracting top talent by offering a competitive wage and employee-selected benefit options and retaining them by providing an environment where employees can see that their career has a clear path of growth. To help facilitate that growth, the Company provides tools, resources and programs that adapt and grow with its team members. These efforts include the following:

•Providing all store support team members and all management across the Company access to a library of third-party courses enabling the development of new employment-related skills that contribute to career growth and development.
•Delivering an in-house designed continuous learning program to avail store team members a career path with the destination of their choosing while using custom learning solutions designed to add and confirm both competencies and proficiencies throughout all levels of their career. The learning takes a blended approach involving formal courses, self-directed learning and on-the-job applications.
•Coordinating and enrolling training, at least annually, including compliance and anti-harassment training to all team members, as well as ethics and leadership training to all management-level team members.
•Providing team members with recurring training on critical issues such as safety and security, lending and collection practices, ethics and integrity, information security and other compliance matters.
•Offering a tuition reimbursement program to U.S. employees for courses related to current or future roles at the Company and also discounted tuition rates to select universities.
•Offering all U.S. eligible employees health and life insurance benefits and a comprehensive suite of well-being offerings, including unlimited health coaching sessions, unlimited financial coaching sessions with a certified financial planner and counseling/emotional support through the Company’s Employee Assistance program.
•Matching team members’ 401(k) plan contributions for all U.S. employees after one year of service.
•Offering access to thousands of partner discounts for services and products through the partner portal.
•Offering a “work now - paid tomorrow” program through the Earned Wage Access Program.
•Providing all employees in Latin America public healthcare and other statutory benefits where required by statute. In Mexico, the Company’s largest Latin American market, most management-level employees and tenured store and administrative employees are provided private health insurance. All eligible employees in Mexico also participate in a statutory profit sharing program.

Workplace Profile

As of December 31, 2023, the Company had approximately 19,000 employees across six countries (the U.S., Mexico, Guatemala, Colombia, El Salvador and Jamaica). The Company employed approximately 7,800 employees in the U.S. as of December 31, 2023, including approximately 1,200 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 11,200 employees in Latin America as of December 31, 2023, including approximately 1,000 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements.

Global Gender Demographics

Among the Company’s global workforce as of December 31, 2023, 56% identify as women and 44% as men. In management positions for the Company’s global operations, 56% identify as women and 44% as men as of December 31, 2023.

U.S. Race and Ethnicity Demographics

Of all U.S. employees as of December 31, 2023, 44% identify as Hispanic, 21% as Black, 1% as Asian, 4% as two or more races or Other and 30% as White. Among managers in the Company’s U.S. operations as of December 31, 2023, 46% identify as Hispanic, 15% as Black, 1% as Asian, 3% as two or more races or Other and 35% as White.

Employee Empowerment

The Company is committed to creating a safe, trusted and diverse environment in which its employees can thrive. Total employee compensation is typically above the minimum wage standards in each country in which it operates. The Company also believes in fairly compensating its employees by providing the ability to share in the Company’s profitability. For example, the majority of the Company’s front-line, store-based employees participate in a non-qualified profit sharing program that pays up to 8% of the gross profit an employee personally produces through assigned customer service activities.

Health and Safety

The Company is committed to the health, safety and wellness of its employees. The Company provides its employees and their families with access to a variety of flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind when navigating events that may require time away from work or that impact their financial well-being, that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and that offer choice, where possible, so they can customize their benefits to meet their needs and the needs of their families.

The operation of the Company’s stores is critically dependent on the ability of customers and employees to safely work and conduct transactions. The Company continues to make and maintain significant investments in its physical security infrastructure and monitoring capabilities in both its corporate facilities and individual store locations. In addition, there are strict procedures and protocols in the pawn stores to promote a safe, clean and healthy environment for employees and customers.

A number of the Company’s Mexico locations are designated as an orange dot (“Punto Naranja”) by IMMUJER, the Mexico Municipal Women’s Institute. An orange dot is a designated safe space for women who have been victims of community sexual violence or harassment and that is equipped to provide support to such women and contact emergency authorities.

Governance

The Board and the Nominating and Corporate Governance Committee of the Board routinely assess the composition and size of the Board and aim to strike a balance between the knowledge and understanding of the business that comes from longer-term service on the Board and the fresh ideas and perspective that come from adding new members. As part of this assessment, the Board and the Nominating and Corporate Governance Committee seek a board that includes directors from diverse professional and personal backgrounds with a broad spectrum of experience and expertise and a reputation for integrity. The Board considers gender, race, nationality, language skills and other personal characteristics in this process and strives to reflect the gender, racial, ethnic and global diversity of the Company’s stockholders, employees and customers. In part due to these assessments, the Board has added three new directors since 2021, including two female directors, one of whom is racially diverse.

Governmental Regulation

General Overview

The Company’s pawn and retail POS payments solutions businesses are subject to significant regulation by various laws, regulations, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America, all of which are constantly evolving and subject to potentially significant changes. These statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures, as well as maximum interest rates/finance charges or leasing fees (as applicable), consumer disclosures, contractual terms and other matters directly related to the Company’s retail POS payments solutions platform activities. The Company is also required to obtain and maintain regulatory licenses and comply with periodic regulatory reporting and registration requirements. In general, the regulatory regimes to which the Company are subject are increasingly focused on consumer finance companies serving credit-constrained customers, and any of these agencies or authorities may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as the Company’s. In addition, the current presidential administration in the U.S. has taken a more aggressive enforcement stance against all consumer finance companies that, like the Company, serve credit-constrained customers.

For a discussion of the risks related to the Company’s regulatory environment, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks.”

U.S. Federal Regulations

The U.S. government and its agencies have significant regulatory authority over the Company’s activities, and its business is subject to a variety of federal laws, including but not limited to the following:

Federal Trade Commission (“FTC”) Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) — The FTC and the CFPB regulate advertising for, the marketing of, and practices related to the origination and servicing of financial products and services. The FTC is charged with preventing, investigating and remediating unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. The CFPB also has the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, confidential memorandums of understanding, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. On November 12, 2021, the Company was named as a defendant in a lawsuit brought by the CFPB alleging violations of the Military Lending Act (“MLA”) as discussed elsewhere herein. For a discussion of the risks to the Company’s business related to CFPB regulation, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks and General Economic and Market Risks.”

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule defines some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services as transactions that are covered under the rule. On October 19, 2022, in a challenge to the SDL Rule, the Fifth Circuit Court of Appeals held that the CFPB’s funding mechanism was unconstitutional, rendering the SDL Rule invalid. The CFPB then filed a petition for a writ of certiorari with the U.S. Supreme Court, asking the Supreme Court to uphold the CFPB’s funding mechanism to be constitutional, which would render the SDL Rule valid. The Supreme Court accepted review of the Fifth Circuit’s decision and heard oral arguments on October 3, 2023. The SDL Rule will remain on hold during the pendency of the Supreme Court’s decision with respect to the appeal.

Equal Credit Opportunity Act (“ECOA”) — The ECOA and its implementing regulation known as Regulation B, is a consumer protection law stating that individuals applying for loans and other credit products can be evaluated only using factors directly related to their creditworthiness. The law is intended to promote the availability of credit to all creditworthy applicants without regard to race, color, religion, or other prohibited bases, and to prevent discrimination on the basis of any of those factors in any aspect of a credit transaction. The ECOA also imposes certain disclosure obligations with respect to action taken on an application for credit and is applicable to the Company’s RISA and bank loan products.

Electronic Fund Transfer Act (“EFTA”) — The EFTA and its implementing Regulation known as Regulation E, is a consumer protection law affecting electronic fund transfers, including one-time and recurring preauthorized transactions utilized by the retail POS payment solutions business. AFF customers may elect to repay through the use of electronic funds transfers, requiring the Company to obtain the appropriate authorization from the consumer to enter into such transactions. The EFTA imposes certain disclosure and practice restriction requirements upon the Company and also grants certain rights to consumers.

MLA — The MLA requires the provision of certain disclosures at certain times and restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration, if a dispute arises concerning the consumer credit product. The MLA covers overdraft lines of credit, pawn loans, RISAs, bank installment loans, and certain vehicle-secured and unsecured credit products, and restricts the Company’s ability to offer its products to military personnel and their dependents to the extent any such products have a MAPR greater than 36%. Failure to comply with the MLA may limit the Company’s ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm its business. Compliance with the MLA is complex, increases compliance risks and related costs and limits the potential customer base of the Company. The Company was named as a defendant in a lawsuit brought by the CFPB alleging violations of the MLA as discussed elsewhere herein.

Servicemembers Civil Relief Act (“SCRA”) — The federal SCRA and similar state laws apply to certain transactions between the Company and servicemembers called to active duty in the United States military as defined within the SCRA, and may include reservists and members of the National Guard. The SCRA limits the rate of interest, including certain fees, that a covered servicemember may be charged, as well as the actions, including limitations on the ability to maintain legal action and obtain default judgments, that can be taken while the consumer is a covered servicemember.

Truth in Lending Act (“TILA”) — TILA and its implementing regulation known as Regulation Z, require creditors to deliver disclosures to borrowers at certain points during the life cycle of a loan or RISA, including when publishing certain advertisements, at application, at account opening and at consummation. The requirements may vary based upon product type (e.g., open-end versus closed-end credit products), as well as the timing and nature of certain events (e.g., post-consummation events). These disclosures include, among other things, the total amount of the finance charges and annual percentage rate.

Anti-Money Laundering and Economic Sanctions — The Company is subject to certain provisions of the USA PATRIOT Act and the Bank Secrecy Act under which it must maintain an anti-money laundering compliance program covering certain of its business activities.

Gramm-Leach-Bliley Act (“GLBA”) — The Company’s credit products are subject to various federal and state laws and regulations relating to privacy and security of consumers’ nonpublic personal information. Under these laws, including the GLBA and Regulation P promulgated thereunder, the Company must disclose its privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The Company may also be required to provide an opt-out to certain sharing. The GLBA and other laws also require the Company to safeguard personal information. The FTC regulates the safeguarding requirements of the GLBA for non-bank lenders through its Safeguard Rules and recently amended the Safeguard Rules, which became effective on June 9, 2023, and with which the Company is required to comply. Since that time, the FTC further amended the Safeguards Rule on October 27, 2023, which will become effective on May 13, 2024, and with which the Company will be required to comply.

Fair Credit Reporting Act (“FCRA”) — The Company is subject to the FCRA and its implementing regulation known as Regulation V, which regulate the use of consumer reports and reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, such as when an adverse action (e.g. loan declination), is based on information contained in a consumer report. The Company only obtains and uses consumer reports subject to the permissible purpose requirements under the FCRA, which also permits the Company to share its experiential information, information obtained from consumer reporting agencies and other customer information with affiliates. The Company complies with notice and opt-out requirements for prescreen solicitations and for certain information sharing under the FCRA and conducts reasonable investigations of disputes as applicable. The Company also has implemented an identity theft prevention program to fulfill the requirements of the Red Flags Regulations and Guidelines issued under the Fair and Accurate Credit Transactions Act (“FACTA”).

Anti-Corruption — The Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other similar laws in other jurisdictions, which generally prohibit companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits.

Brady Handgun Violence Prevention Act (“Brady Act”) — U.S. pawn store locations that handle pawned firearms or buy and sell firearms must comply with the Brady Act. The Brady Act requires that federally licensed firearms dealers conduct a background check in connection with releasing, selling or otherwise disposing of firearms. In addition, the Company must also comply with various state law provisions and the regulations of the U.S. Department of Justice-Bureau of Alcohol, Tobacco and Firearms that require each pawn lending location dealing in guns to obtain a Federal Firearm License (“FFL”) and maintain a permanent record of all receipts and dispositions of firearms.

Telephone Consumer Protection Act — The Company is subject to the Telephone Consumer Protection Act and its implementing regulations (together, the “TCPA”) and the regulations of the Federal Communications Commission. The TCPA regulates the delivery of live and prerecorded telemarketing calls, non-marketing calls to cell phones through the use of an automated telephone dialing system, fax advertisements and text messages. For example, under the TCPA, it is unlawful to make many of these types of communications without the prior consent of the recipient. The TCPA also established a federal do-not-call registry with the Telemarketing Sales Rule. The number of lawsuits related to alleged violations of the TCPA have increased significantly in the U.S. in recent years. While the Company maintains policies and procedures reasonably designed to comply with the TCPA, the Company has been subject, and may continue to be subject, to legal actions alleging violations of the TCPA. While the Company believes such actions have been without merit, there is no guarantee that an adverse outcome in such matters would not have an adverse impact on the Company.

U.S. State and Local Regulations

Pawn Business — The Company operates pawn stores in 29 U.S. states and the District of Columbia, all of which jurisdictions have licensing and/or fee regulations on pawnshop operations and employees, and are subject to regular regulatory audits in many states. In general, state statutes and regulations establish licensing requirements for pawnbrokers and may regulate various aspects of pawn transactions, including the purchase and sale of merchandise, service charges, fees and interest rates, the content and form of the pawn transaction agreement and the length of time a pawnbroker must hold a purchased item or forfeited pawn before it is made available for sale. Additionally, these statutes and regulations in various jurisdictions restrict or prohibit the Company from transferring and/or relocating its pawn licenses and restrict or prohibit the issuance of new licenses. Many of the Company’s pawn locations are also subject to local ordinances that require, among other things, local permits, licenses, record keeping requirements and procedures, daily transactions reports, and adherence to local law enforcement “do-not-buy-lists” by checking databases created and maintained by law enforcement.

AFF Business — In addition to federal regulatory oversight, nearly every state currently and specifically regulates LTO transactions via state statutes and regulations. This includes states in which AFF operates through existing merchant partners. The scope of LTO regulation, including permissible rental rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the total cost of ownership and fees that may be charged. Most state LTO laws require LTO companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of an item, and any other charges that may be imposed. The more restrictive state LTO laws limit the retail price for an item, limit the total cost of ownership that a customer may be required to pay to obtain ownership of an item, and/or regulate the "cost-of-rental" amount that LTO companies may charge on LTO transactions, generally defining "cost-of-rental" as lease fees paid in excess of the "retail" price of the goods. Where licensing or registration is required, the Company is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of leases and other administrative enforcement actions.

Some states also specifically regulate via statutes and regulations the RISA transactions that AFF purchases from merchants. The scope of such RISA regulation varies from state to state. Most state RISA laws require certain consumer-facing disclosures, and some state RISA laws require AFF, as a purchaser of RISA transactions, to obtain a license or file a registration or notification with the applicable state regulator. Where licensing or registration is required, AFF is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, and voiding of RISA transactions.

With respect to AFF’s sub-servicing of the Bank’s loans in which AFF holds an interest in the receivables, certain state statutes and regulations require that AFF maintain certain licenses and provide periodic reporting of activities related to that servicing activity. As a result of such licensure, AFF may also be subject to periodic supervisory examination by the applicable state regulator to review AFF’s business activities during the sub-servicing process for compliance with applicable state laws. Failure to maintain required licenses or act in compliance with applicable law may result in adverse findings, including, among others, potential enforcement, refunds of excess charges, monetary penalties and/or revocation of licenses.

In addition, from time to time, state regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward the Company’s industry or toward certain companies within the industry.

Mexico Regulations

The Company’s pawn business in Mexico is subject to various federal, state and local regulatory regimes affecting the pawn industry, as well as general business regulations in the areas of tax compliance, customs, consumer protection, anti-money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

Procuraduria Federal del Consumidor (“PROFECO”) — The Company’s pawn business in Mexico is regulated by PROFECO, Mexico’s primary federal consumer protection agency, which requires the Company to annually register its pawn stores, approve pawn contracts and disclose the interest rates and fees charged on pawn transactions.

PROFECO regulates the form and non-financial terms of pawn contracts and defines certain operating standards and procedures for pawnshops and consumer disclosures, establishes reporting requirements and requires all pawn businesses and their owners to register annually with and be approved by PROFECO in order to legally operate. Furthermore, as part of the new pawnshop application requirements, employees of new stores must obtain a pawnbroker certification. All operators must also comply with additional customer notice and disclosure provisions, bonding and insurance requirements to insure against loss or insolvency, reporting of certain types of suspicious transactions, and reporting to state law enforcement officials of certain transactions (or series of transactions) on a monthly basis to states’ attorneys general offices. There are significant fines and sanctions, including license revocation and operating suspensions, for failure to register and/or comply with PROFECO’s rules and regulations.

Anti-Money Laundering — Mexico’s anti-money laundering regulations, The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, requires monthly reporting of certain transactions (or series of transactions) exceeding certain monetary limits, imposes strict maintenance of customer identification records and controls, and requires reporting of all foreign (non-Mexican) customer transactions.

Privacy Laws — Mexico’s Federal Personal Information Protection Act requires companies to protect, among other things, their customers’ personal information.

State and Local Regulations — Certain state and local governmental entities in Mexico also regulate pawn and retail businesses through state laws and local zoning and permitting ordinances. For example, in certain states where the Company has significant or concentrated operations, states have enacted legislation or implemented regulations which require special state operating permits for pawn stores, certification of pawn employees trained in valuation of merchandise, strict customer identification controls, collateral ownership certifications and/or detailed and specified transactional reporting of customers and operations. Certain other states have proposed, but have not yet enacted, similar legislation. Furthermore, certain municipalities in Mexico have attempted to further regulate or limit the operation of new and existing pawn stores through additional local business licensing, such as operating licenses, signage permits and safety permits, in addition to reporting requirements and the enactment of transaction taxes on certain pawn transactions. State and local agencies, including local and state police officials, often have unlimited and discretionary authority to suspend store operations pending an investigation of suspicious pawn transactions or resolution of actual or alleged regulatory, licensing and permitting issues.

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala, Colombia and El Salvador also regulate the pawn industry and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations, including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, customs, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. Like Mexico, department agencies, including local and state police officials, have unlimited and discretionary authority in their application of their rules and requirements.

FirstCash Website

The Company’s primary corporate website is www.firstcash.com. The Company makes available, free of charge, on its corporate website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after they are electronically filed with the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described below. These factors are not intended to be an all-encompassing list of risks and uncertainties and are not the only risks and uncertainties facing the Company. Additional risks not currently known to the Company or that it currently deems to be immaterial also may materially and adversely affect its business, financial condition or results of operations in future periods.

Risk Factor Summary

Risks Related to the Company’s Strategy, Business and Operations

•The Company faces significant competition from other pawnshops, branch-based consumer lenders, banks, credit unions, online lenders, POS consumer finance companies, LTO companies; general, specialty and online retailers; governmental entities and other organizations offering similar financial services and retail products to those offered by the Company.
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
•Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and could expose the Company to significant liabilities.
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

Risks Related to the Company’s Regulatory, Legislative and Legal Environment

•The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America, and all consumer finance companies that serve credit-constrained consumers, including the Company, face increasing regulatory scrutiny under the current presidential administration in the U.S. and in the current regulatory environment.
•The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.
•The Company is the subject of a lawsuit initiated by the CFPB alleging (i) violations of the MLA and (ii) violations of a consent order the Company’s predecessor entered into with the CFPB.
•If the bank partner loan origination model used by AFF is successfully challenged or deemed impermissible, AFF could be found to be in violation of licensing, interest rate limit, lending or brokering laws and could face penalties, fines, a determination that certain of the loans are void or voidable, litigation or regulatory enforcement.
•Media reports, statements made by regulators and elected officials and the general public perception that pawnshops, LTO and retail finance products for credit-constrained consumers are predatory or abusive could have a material adverse effect on the Company’s businesses.
•Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
•The sale and pawning of firearms, ammunition and certain related accessories is subject to current and potential regulation and exposes the Company to reputational and litigation risk if such firearms, ammunition and related accessories lead to deaths, injuries or are utilized in the commission of a crime.

Risks Related to the AFF Business

•The AFF business is dependent on merchant partners for its transaction volume, and its growth is primarily driven by the success of its existing merchant partners, its ability to retain and grow its relationships with existing merchant partners, and its ability to attract new merchant relationships.
•The AFF business derives a significant portion of its revenue from several top merchant partners. The loss of business, transaction volumes or platform support from one or more of these top merchant partners could have a material adverse effect on the AFF business.
•The AFF business relies extensively on its proprietary decisioning platform and, if such platform is not effective, it could have a material impact on the AFF business and its financial condition and results of operations.

•If the AFF business is unable to collect on its leases, RISAs and bank loans, the performance of its lease and finance receivables portfolio would be adversely affected.

Risks Related to Financial and Tax Matters

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

Risks Related to Economic and Market Environment

•A sustained deterioration of economic conditions or an economic crisis, and government actions taken to limit the impact of such an economic crisis, could reduce demand or profitability for the Company’s products and services which would result in reduced earnings.
•A severe public health or safety emergency and government stimulus programs related thereto could materially and adversely impact the Company’s business and results of operations.
•Climate change, including increased frequency of extreme weather events, and related regulations could adversely affect the Company’s business and results of operations.

Strategic and Business Risks

Increased competition from other pawnshops, POS consumer finance companies, other short-term consumer lenders, other LTO companies, governmental entities and other organizations offering similar financial services and retail products offered by the Company could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, branch-based consumer lenders, banks, credit unions, credit card issuers, online lenders, POS consumer finance companies, LTO companies, general, specialty and online retailers, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company. In addition, banks, credit card issuers, consumer finance companies and retailers continue to develop and enhance lending and retail POS payment products and services designed to compete for the credit-constrained customer, many of which have greater financial resources and brand recognition than the Company. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of the Company’s pawn transactions or in AFF’s transaction volumes, resulting in lower levels of revenue and earnings.

Furthermore, the Company’s retail pawn operations have many competitors, such as retailers of new and pre-owned merchandise, other pawnshops, thrift shops, online retailers of new and pre-owned merchandise, online marketplace and auction sites and social media platforms. Many consumers view these competitors as a safer, more price-competitive or convenient option for acquiring similar products as those sold by the Company. AFF also competes with many of these retailers for consumers desiring to purchase lower cost merchandise for cash or on credit.

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

Although the Company actively manages its product and service offerings to ensure that such offerings meet the needs and preferences of its customer base (and merchant partners, in the case of the AFF business), the demand for a particular product or service may decrease due to a variety of factors, including many that the Company may not be able to control, anticipate or respond to in a timely manner, such as the availability and pricing of competing products or technology, adoption of digital wallets and currencies, changes in customers’ financial conditions as a result of changes in unemployment levels, declines in consumer spending habits related to general economic conditions, inflation, weather events, public health and safety issues, fuel prices, interest rates, government-sponsored economic stimulus programs, social welfare or benefit programs, minimum wage increase, real or perceived loss of consumer confidence or regulatory restrictions that increase or reduce customer access to particular products. The AFF business also competes in an industry that is subject to significant technological change and disruption, and AFF’s ability to meet the needs of both merchants and consumers is dependent on its ability to adequately adapt and respond to these changes.

The Company’s retail sales depend in large part on sufficient inventory levels, driven primarily by forfeited collateral on pawn loans. If demand for pawn loans decreases, inventory levels typically decline, which can negatively impact retail sales.

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

The Company has historically grown in large part through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third-parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate or in lines of business that are new to the Company, which could make the successful consummation and integration of any such acquisitions more difficult. Acquisition targets may also become increasingly scarce in future periods or harder to acquire at attractive valuations. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition carries the risk that the Company may not realize a return on the acquisition or the Company’s investment.

The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy.

The Company’s future success, including its ability to achieve its growth and profitability goals, is dependent on the ability of its management team to execute its long-term business strategy, which requires them to, among other things: (1) pursue organic growth by opening new pawn stores and expanding AFF’s network of merchant partners, (2) identify attractive acquisition opportunities, close on such acquisitions on favorable terms and successfully integrate acquired businesses, (3) encourage and improve customer traffic at its pawn stores and the utilization of AFF’s products with its existing merchant partners, (4) improve the customer experience at its pawn stores and for AFF’s merchant partners and customers, (5) enhance productivity of its pawn stores, including through investments in technology, (6) control expenses in line with current projections, (7) keep pace with technological change and improve the Company’s proprietary pawn POS and loan management system and AFF’s proprietary lease and loan management system and decisioning platform, and (8) effectively maintain its compliance programs and respond to regulatory developments and changes that impact its business. Failure of management to execute its business strategy could negatively impact the Company’s business, growth prospects, financial condition or results of operations. Further, if the Company’s growth is not effectively managed, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement its business strategy and successfully conduct its operations.

Operational Risks

The Company depends on its senior management and may not be able to retain those employees or recruit additional qualified personnel.

The Company depends on its senior management to execute its business strategy and oversee its operations. The Company’s senior management team has significant pawn industry experience in both Latin America and the United States as well as public company experience, which the Company believes is unique in the pawn industry. Furthermore, AFF’s senior management team provides the Company with significant experience with retail POS payment solutions for credit-constrained customers. The loss of services of any member of the Company’s senior management, including AFF’s management, could adversely affect the Company’s business until a suitable replacement can be found, if at all. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms. Furthermore, a significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations.

The Company depends on hiring, training and retaining an adequate number of qualified employees to run its businesses.

The Company’s pawn business relies heavily on hourly retail employees along with supervisory employees, while AFF relies heavily on sales, information technology, data science and customer service employees. The Company must attract, train, and retain a large number of employees, while at the same time controlling labor costs. In particular, the Company’s in-store positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s pawn stores. There has also been an increase in labor shortages and competition for employees, especially with respect to the Company’s hourly in-store employees, including from retailers and the restaurant industries. The Company also faces meaningful competition for AFF’s salesforce, information technology, call center and data science teams. The lack of availability of adequate employees or the Company’s inability to attract and retain qualified employees, or an increase in wages and benefits to current employees, could adversely affect its business, results of operations, cash flows and financial condition.

Furthermore, federal, state or locally legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs, fines and, in Mexico, additional costs associated with labor agreements, unions and profit sharing requirements, would increase the Company’s labor costs, which could have a material adverse effect on its business, prospects, results of operations and financial condition.

The Company’s business depends on the uninterrupted operation of the Company’s facilities, systems and business functions, including its information technology and other business systems, and reliance on other companies to provide key components of its business systems.

The Company’s business depends highly upon its ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s proprietary pawn POS and loan management system and

AFF depends on its systems to process its transaction volume and effectively take applications, decision and service its customers. Furthermore, third parties provide a number of key components necessary to the Company’s business functions and systems. Any problems caused by these third parties could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. A shut-down of or inability to access these systems due to a power outage, a cyber-security breach or attack, a breakdown or failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform its day-to-day operations, provide customer service or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.

An important component of the Company’s business involves collection, storage, use, disclosure, processing, transfer and other handling of a wide variety of sensitive, regulated and/or confidential information, including personally identifiable information, for various purposes in its business with customers. While the Company’s pawn business has historically acquired and maintained minimal personal information (primarily name, address, government identification numbers and date of birth). AFF obtains additional personal information, including social security numbers, dates of birth, bank account and payment card information and data from consumer reporting agencies (including credit report information) from its customers, increasing the potential risk of unauthorized access to such confidential information. The Company is under constant threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, sensitive customer information and transaction data, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to prevent future attacks and investigate actual attacks, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the Company’s implementation of significant security measures, including the use of encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third-parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Moreover, the Company may be unable to anticipate cyber attacks, react in a timely manner, or implement adequate preventative or remedial measures. Although the Company monitors its systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that its monitoring efforts will be effective. While the Company has not experienced any material losses relating to cyber attacks or other information security breaches to date, the Company and AFF have been the subject of attempted hacking and cyber attacks and there can be no assurance that the Company will not suffer significant losses or reputational harm in the future.

Additionally, the regulatory environment related to information security and data collection, retention, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches. Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of the Company’s data security measures. Any security breach suffered by the Company or its vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to the Company’s operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and its business could be materially and adversely affected. For additional information on cybersecurity, see “Item 1C. Cybersecurity.”

Lastly, the Company’s cyber and other insurance policies carry retention and coverage limits, which may not be adequate to reimburse for losses caused by security breaches, and the Company may not be able to collect fully, if at all, under these insurance policies.

Because the Company maintains a significant supply of cash, loan collateral and inventories in its pawn stores and certain processing centers, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company may also be subject to liability as a result of crimes at its pawn stores.

The Company’s business requires it to maintain a significant supply of cash, loan collateral and inventories, including gold and other precious metals, in most of its pawn stores and certain storage and processing locations. As a result, the Company is subject to the risk of employee and third-party robberies, riots, looting, burglaries and thefts. Although the Company has implemented various programs in an effort to reduce these risks and utilizes various security measures at its facilities, there can be no assurance that robberies, riots, looting, burglaries and thefts will not occur. Robberies, riots, looting, burglaries and thefts could lead to losses and shortages and could adversely affect the Company’s business, prospects, results of operations and financial condition. The Company maintains a program of insurance coverage for various types of property, casualty and other risks. However, the insurance program generally has large deductibles and co-insurance requirements and may not be adequate to cover all such losses. The Company could also experience liability or adverse publicity arising from such crimes. Any such event may have a material and adverse effect on the Company’s business, prospects, results of operations and financial condition.

If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed POS and loan management system that is in use in its pawn stores and its proprietary application and decisioning technology that is used by the AFF business. The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, website domain names and other rights, including confidentiality procedures and contractual provisions, to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

The Company’s businesses are typically subject to seasonality, which causes the Company’s revenues and operating cash flows to fluctuate and may adversely affect the Company’s ability to borrow on its unsecured credit facilities, service its debt obligations and fund its operations.

The Company’s U.S. pawn business typically experiences reduced demand in the first and second quarters as a result of its customers’ receipt of federal tax refund checks, typically in February of each year, while demand typically increases during the third and fourth quarters. The Company’s pawn business usually experiences seasonal growth of service fees in the third and fourth quarter of each year due to loan balance growth. Service fees generally decline in the first and second quarter of each year due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S. The AFF business experiences significantly higher originations in the fourth quarter associated with holiday shopping, which shopping also generally positively impacts retail sales in the Company’s pawn stores in the fourth quarter, and reduced demand in the first and second quarters as retail expenditures are generally lower in these quarters.

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

The failure or inability of third parties who provide products, services or support to the Company to maintain such products, services or support could disrupt Company operations or result in a loss of revenue.

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

It has been reported over the past several years that actions, such as Operation Choke Point, by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be intended to discourage banks and ACH payment processors from providing access to the ACH system for certain lenders that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both).

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

The Company’s risk management efforts may not be effective.

The Company could incur substantial losses and its business operations could be disrupted if the Company is unable to effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as regulatory and operational risks related to its business, assets and liabilities. The Company’s risk management policies, procedures and techniques may not be sufficient to identify all of the risks it is exposed to, mitigate the risks the Company has identified or identify concentrations of risk or additional risks to which the Company may become subject in the future.

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

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America. Federal and state regulatory authorities are increasingly focused on consumer finance and retail POS payment products, such as those offered by the Company, for credit-constrained consumers. The Company faces the risk that restrictions or limitations on pawn loans and retail POS payment products resulting from the enactment, change, interpretation or enforcement of laws and regulations in the U.S. or Latin America could have a negative effect on the Company’s business activities. For example, certain states have capped interest rates on consumer loans at 36% and there has been legislation proposed at the Federal level and in other states to implement a comparable cap on interest rates on consumer loans. If such caps were implemented more broadly, they could have a material impact on the Company’s revenues and profitability. In addition, certain consumer advocacy groups, federal, state and local legislators and governmental agencies have also asserted that rules, laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions, POS payment products and buy/sell agreements to consumers. Moreover, the Company expects the current presidential administration in the U.S. to devote substantial attention to consumer protection matters, including more aggressive enforcement actions, and, as a result, businesses transacting with credit-constrained consumers could be held to higher standards of monitoring, disclosure and reporting, regardless of whether new laws or regulations governing the Company’s industry are adopted. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative, administrative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

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

Moreover, certain states limit the total amount or rate of finance charge that AFF may charge a customer for the customer to achieve ownership of the leased merchandise at the end of the lease term. Additional states may elect to implement similar limits or states with existing limits may elect to further lower the total cost that AFF may charge a customer to achieve ownership of the leased merchandise at the end of the lease term, which could have an adverse effect on the Company’s results of operations and financial condition.

The complexity of the political and regulatory environment in which the Company operates and the related cost of compliance are both increasing due to the changing political landscape, additional legal and regulatory requirements, the Company’s ongoing expansion into new markets and the fact that foreign laws occasionally are vague or conflict with domestic laws. In addition to potential damage to the Company’s reputation and brand, failure to comply with applicable federal, state and local laws and regulations, such as those outlined elsewhere in these risk factors may result in the Company being subject to claims, lawsuits, fines and adverse publicity that could have a material adverse effect on its business, results of operations and financial condition.

The Company is the subject of a lawsuit initiated by the CFPB alleging violations of the MLA and the Company’s predecessor company’s 2013 CFPB consent order.

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by the Company’s predecessor that, among other things, allegedly required such predecessor company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit on the basis that the funding structure of the CFPB is unconstitutional. This motion to dismiss follows the recent decision in another case by the Fifth Circuit Court of Appeals, which found that the CFPB is unconstitutionally structured. The Fifth Circuit’s decisions govern the law applied in the jurisdiction in which the CFPB action is pending against the Company. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Supreme Court entered on November 4, 2022. The Supreme Court is currently reviewing the Fifth Circuit's decision, with oral arguments having been completed on October 3, 2023. The stay of the CFPB’s action against the Company will remain in effect until the

Supreme Court issues its decision with respect to the appeal. If the Supreme Court decides in favor of the CFPB, the stay will be lifted and the Company and the CFPB will continue to litigate the civil action brought against the Company by the CFPB. While the Company intends to vigorously defend itself against the allegations in the case, it cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations from the lawsuit may have on the Company. An unfavorable determination in the lawsuit could result in the payment of substantial monetary damages, which could have a material effect on the Company’s business, results of operations or financial condition. The Company may also be required to modify its business practices in the event of an unfavorable determination in the lawsuit, which could result in increased operational costs and could negatively impact demand for its products and customer satisfaction. Further, the legal costs associated with the lawsuit, which may not be covered by insurance, and the amount of time required to be spent by management and the Board on this matter, even if the Company is ultimately successful, could have a material effect on its business, financial condition and results of operations. Following the announcement of the CFPB’s action, the Company became the subject to a purported shareholder class action and derivative action related to the CFPB’s lawsuit. While both the securities class action and derivative action have been dismissed, there is no guarantee that the Company will not become subject to future securities litigation related to the CFPB lawsuit, including in the event of an adverse outcome in the CFPB lawsuit.

The FTC and the CFPB have regulatory, supervisory and enforcement powers over providers of consumer financial products and services in the U.S., and each could exercise its enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results.

The FTC is charged with preventing unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices with respect to consumer financial goods and services. To this end, the FTC and CFPB have been exercising their supervisory and investigative powers over certain non-bank providers of consumer financial products and services. In particular, both the FTC and CFPB have the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of some federal consumer laws. In these proceedings, the FTC can seek consent orders, confidential memorandums of understanding, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. The CFPB’s examination authority permits its examiners to inspect the books and records of providers of short-term, small dollar loans and to ask questions about their business practices. As a result of these examinations of non-bank providers of consumer credit, the Company could be subject to specific enforcement action, including monetary penalties, which could adversely affect the Company.

Also, where a company is alleged to have violated Title X of the Dodd-Frank Act or CFPB regulations implemented under Title X of the Dodd-Frank Act, the Dodd-Frank Act empowers state attorneys general and certain state regulators to bring civil actions to remedy alleged violations of law. If the CFPB or one or more state attorneys general or state regulators believe that the Company has violated any of the applicable laws or regulations or any consent orders or confidential memorandums of understanding against or with the Company, they could exercise their enforcement powers in ways that could have a material adverse effect on the Company’s business and financial results. Furthermore, under the current presidential administration in the U.S., the CFPB has been more aggressive in its exercise of the enforcement powers, making it more likely, as evidenced by the CFPB’s action against the Company related to alleged violations of the MLA, that future enforcement actions will be brought against consumer finance companies providing services and products to credit-constrained customers.

See “Item 1. Business—Governmental Regulation” for a further discussion of the regulatory authority of the CFPB.

The FDIC has issued examination guidance affecting AFF’s unaffiliated third-party lender and these or subsequent new rules and regulations could have a significant impact on AFF’s Bank-originated products.

The installment loans are originated by the Bank using technology and marketing services provided by AFF. The Bank is supervised and examined by both the State of Utah, which charters the Bank, and the FDIC. If the FDIC or the Utah Department of Financial Institutions considers any aspect of the Bank-originated products to be inconsistent with its guidance, the Bank may be required to alter or discontinue the product.

On July 29, 2016, the board of directors of the FDIC released examination guidance relating to third-party lending, which, if finalized, would apply to all FDIC-supervised institutions that engage in third-party lending programs, including certain bank products. The proposed guidance elaborates on previously-issued agency guidance on managing third-party risks and specifically addresses third-party lending arrangements where an FDIC-supervised institution relies on a third party to perform one or more significant aspects of the lending process. The types of relationships that would be covered by the guidance include (but are not limited to) relationships for originating loans on behalf of, through or jointly with third parties, or using platforms developed by third parties. If adopted as proposed, the guidance would result in increased supervisory attention of institutions that engage in significant lending activities through third parties, including at least one examination every 12 months, as well as supervisory expectations for a third-party lending risk management program and third-party lending policies that contain certain minimum requirements, such as self-imposed limits as a percentage of total capital for each third-party lending relationship and for the overall loan program, relative to origination volumes, credit exposures (including pipeline risk), growth, loan types, and acceptable credit quality. While the guidance has never formally been adopted, it is the Company’s understanding that the FDIC has relied upon it in its examination of third-party lending arrangements.

If AFF’s originating bank partner model is successfully challenged or deemed impermissible, AFF could be found to be in violation of licensing, interest rate limit, lending or brokering laws and could face penalties, fines, litigation or regulatory enforcement.

Loans originated through the Bank’s program accounted for 3% of the Company’s consolidated net revenues during 2023. AFF relies on its originating bank partner model to comply with various federal, state and other laws. If the legal structure underlying AFF’s relationship with the Bank was successfully challenged, it may be found to be in violation of state licensing requirements and state laws regulating interest rates and fees and disclosures. In the event of such a challenge or if AFF’s arrangements with the Bank were to end for any reason, AFF would need to find and rely on an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a bank charter, offer consumer loans and/or be subject to the interest rate limitations of certain states.

AFF could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the contracted interest rates, licensing violations, loans deemed unenforceable or void, the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through AFF’s platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the Bank is deemed the true lender.

The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.

Governments, including agencies at the national, state and local levels, may seek to enforce or impose new laws, regulatory restrictions, licensing requirements or taxes that affect the Company’s products or services it offers, the terms on which it may offer such products and services, and the disclosure, compliance and reporting obligations it must fulfill in connection with its business. They may also interpret or enforce existing requirements in new ways that could restrict the Company’s ability to continue its current methods of operation or to expand operations, could impose significant additional compliance costs, and could have a material adverse effect on the Company’s financial condition and results of operations. In some cases, these measures could even directly prohibit some or all of the Company’s current business activities in certain jurisdictions or render them unprofitable and/or impractical to continue.

Media reports, statements made by regulators and elected officials and the general public perception that pawnshops, LTO and retail finance products for credit-constrained consumers are predatory or abusive could materially adversely affect the Company’s businesses. In recent years, consumer advocacy groups and some media reports, in both the U.S. and Latin America, have advocated governmental action to prohibit or place severe restrictions on the Company’s products and services.

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

Judicial or administrative decisions, CFPB rulemaking, amendments to the Federal Arbitration Act (the “FAA”) or new legislation could render the arbitration agreements the Company uses illegal or unenforceable.

The Company includes dispute arbitration provisions in its employment agreements and in its pawn, LTO and retail finance agreements to the extent permitted to do so under applicable law. These provisions are designed to allow the Company to resolve any employee or customer disputes through individual arbitration rather than in court. The Company’s arbitration provisions explicitly provide that all arbitrations will be conducted on an individual basis and not on a class or collective basis. Thus, the Company’s arbitration agreements, if enforced, have the effect of mitigating, but not eliminating, class and collective action liability.

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

Any judicial or administrative decision, federal legislation or agency rule that would impair the Company’s ability to enter into and enforce consumer arbitration agreements with class action waivers could significantly increase the Company’s exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on the Company’s business, results of operations and financial condition.

Current and future litigation or regulatory proceedings, both in the U.S. and Latin America, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been, is, or may become involved in lawsuits, arbitration claims (including mass arbitrations); regulatory or administrative proceedings; examinations; investigations; consent orders; memorandums of understanding; audits; other actions arising in the ordinary course of business, including those related to consumer financial protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury; and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits, arbitration claims or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, arbitration claims (including mass arbitrations), judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiples of damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit, arbitration claims or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

Because the Company accepts firearms as pawn collateral and buys and sells firearms, ammunition and certain related accessories in many of its U.S. pawn locations, the Company is required to comply with federal, state and local laws and regulations pertaining to the pawning, purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases or redeems a pawned firearm that is later involved in a shooting or other crime.

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

Most states and many local jurisdictions, both in the U.S. and in Latin America, in which the Company operates require registration and licenses of stores and employees to conduct the Company’s business. These states or their respective regulatory bodies have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. In addition, the AFF business is also subject to certain states’ laws which regulate and require licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. From time to time, the Company is subject to audits in various states to ensure it is meeting the applicable requirements to maintain the applicable licenses and registrations.

Failure to meet the Company’s legal compliance requirements could result in substantial fines and penalties, store closures, the temporary or permanent suspension of operations, the revocation of existing licenses and/or the denial of new and renewal licensing requests. The Company cannot guarantee future license applications or renewals will be granted. If the Company were to lose any of its licenses to conduct its business, it could result in the temporary or permanent closure of stores and/or cessation of consumer lending activities, any of which could adversely affect the Company’s business, results of operations and cash flows.

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

As of December 31, 2023, the Company had 1,814 pawn store locations in Latin America, including 1,721 in Mexico, 65 in Guatemala, 14 in Colombia and 14 in El Salvador, and the Company plans to open or acquire additional pawn stores in Latin America in the future. In addition, AFF owns customer service call centers operating in Jamaica and Mexico and utilizes third-party call center services located in the Dominican Republic and Mexico. Doing business in each of these countries involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations, among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including laws related to commercial transactions and foreign investment. As a result, actions or events could occur in these foreign countries that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

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

AFF’s continued success is dependent on its ability to maintain and expand its merchant partner base and the volume of transactions from these merchants in order to grow revenue on its platform. Its ability to retain and grow its relationships with its merchant partners depends on the willingness of merchants to partner with AFF. The attractiveness of AFF’s platform to merchants depends upon, among other things, the size of its consumer base, its brand and reputation, the amount of merchant premium, discounts or profit share paid or received by AFF, its ability to sustain its value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout, the attractiveness to merchants of AFF’s technology and data-driven platform, services and products offered by competitors, and its ability to perform under, and maintain, its merchant agreements. It is also important that AFF partner with merchants with growing sales across a diverse mix of retail channels to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. Additionally, AFF’s agreements with its merchant partners are generally terminable for convenience.

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

Historically, AFF has relied on a limited number of merchant partners for a significant portion of its total revenues and transaction volume. AFF’s top five merchant partners accounted for an aggregate of 15% of 2023 consolidated revenues, and future revenues and transaction volume of AFF may be similarly concentrated. The loss of any of these top merchant partners or groups of merchant partners for any reason, or a change of relationship with any of AFF’s key merchant partners could adversely affect the results of operations of the AFF business.

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

AFF depends on its merchants to drive transaction volume by supporting its platform over alternative payment options for credit-constrained customers and by prominently presenting AFF’s platform as an attractive payment option for these customers. The degree to which these merchants successfully integrate the AFF platform into their website or in their store, such as by prominently featuring the platform on such websites or in such stores, has a material impact on AFF’s transaction volume. The failure by AFF’s merchants to effectively present, integrate, and support its platform would have a material and adverse effect on AFF’s originations and, as a result, on its business, results of operations, financial condition and future prospects.

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

AFF’s bank loan product is offered pursuant to its agreement with the Bank, and such agreement is non-exclusive, short-term in duration and subject to termination by the Bank partner upon the occurrence of certain events. If that agreement is terminated and AFF is unable to either replace the commitments of the Bank or substitute its other products for the bank loan product, its business, results of operations, financial condition, and future prospects may be materially affected.

AFF serves as a marketer, service provider and sub-servicer of loans originated by a Utah-chartered state bank. Under this arrangement, AFF purchases a portion of the cash flows originated by the Bank and sub-services the loans thereafter while the Bank retains ownership of the loans at all times. AFF does not originate or ultimately control the pricing or functionality of the loans. The Bank makes all key decisions regarding the marketing, underwriting, product features and pricing. AFF generates revenues through the loans and through marketing and sub-servicing fees paid by the Bank. If the Bank were to change its pricing, underwriting or marketing of the loans in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced. Loans originated through the Bank’s program represent a material amount of AFF’s total origination volume. AFF’s bank loan product relies on the Bank originating the loans that are facilitated through AFF’s platform and complying with various federal, state and other laws. The loan program agreement had an initial term that expired during the third quarter of 2023, and the parties extended the agreement for a one-year term that will auto-renew in August 2024 for an additional one-year period unless either party notifies the other of its intent to terminate at least six months prior. In addition, upon the occurrence of certain early termination events, either AFF or the Bank may terminate the loan program agreement immediately upon written notice to the other party. The Bank could decide not to work with AFF for any reason, could make working with AFF cost-prohibitive or could decide to enter into an exclusive or more favorable relationship with one or more of AFF’s competitors. If the Bank were to suspend, limit or cease its operations, or if AFF’s relationship with the Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), AFF would need to implement a substantially similar arrangement with another bank, obtain additional state licenses or curtail its offering of a direct to consumer loan product through its platform. If AFF needs to enter into alternative arrangements with a different bank to replace its existing arrangements, it may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. If AFF is unable to enter into an alternative arrangement with different banks to fully replace or supplement its relationship with the Bank, AFF would potentially need to cease offering its bank loan product or other direct to consumer installment loans. In the event that AFF’s relationship with the Bank were terminated and it is unable to substitute another one of its products at the merchants that utilize such bank loan products, its business, results of operations, financial condition and future prospects may be materially affected.

AFF’s transaction volume is dependent on sales at its merchant partners and any decline in such sales or interruptions, inventory shortages and other factors affecting the supply chains of AFF’s merchant partners could have a material and adverse effect on AFF’s results of operations, financial condition and future prospects.

AFF depends on sales at its merchant partners to drive its transaction volume. If AFF’s merchant partners experience a general decline in sales, it could negatively impact AFF’s transaction volume. Any extended supply chain interruptions, inventory shortages or other operational disruptions affecting any of its merchant partners could have a material adverse impact on AFF’s transaction volume and results of operations. AFF depends on its merchant partners’ abilities to deliver products to customers at the right time and in the right quantities. Accordingly, it is important for these merchant partners to maintain optimal levels of inventory and respond rapidly to shifting demands. The disruption to, or inefficiency in, supply chain networks may have an adverse impact on AFF’s operations in the near term, but if such interruptions were to continue, could potentially have a more material adverse impact on AFF’s results of operations, financial condition and future prospects.

AFF’s business relies extensively on its proprietary decisioning platform, and if such platform is not effective it could have a material impact on AFF’s business, financial condition and results of operations.

AFF’s business is largely predicated on the effectiveness of its proprietary decisioning platform and model, and AFF relies extensively on this platform for LTO, RISA and bank loan decisioning. AFF’s platform relies heavily on AFF’s modeling and analytics as well as information provided by applicants and third-party data providers and credit reporting agencies. To the extent that applicants provide inaccurate or unverifiable information or data from third-party providers is incomplete or inaccurate, then AFF’s platform will not be able to perform effectively, which could result in wrong or sub-optimal decisions with respect to applicants. AFF’s data providers could also stop providing data, provide untimely, incorrect or incomplete data, or increase the costs for their data for a variety of reasons, including security or regulatory concerns or for competitive reasons.

If AFF were to lose access to this external data or if such access is restricted or becomes more expensive, it could have a material effect on AFF’s business. Furthermore, the models underlying AFF’s decisioning platform may prove in practice to be less predictive than AFF expects for a variety of reasons, including as a result of errors in constructing, interpreting or using the models or the use of inaccurate assumptions (including failures to update assumptions appropriately or in a timely manner). The potential errors or inaccuracies in AFF’s decisioning platform and models may be material and affect a significant number of transactions, which could have a material and adverse effect on AFF’s business.

If AFF is unable to collect on its leases, RISAs and bank loans, the performance of its lease and loan portfolio would be adversely affected.

AFF’s ability to collect scheduled payments under its leases, RISAs and bank loans is dependent on its customers’ continuing financial stability, and, consequently, collections can be adversely affected by a number of factors, including general economic conditions, inflationary impacts and individual factors such as job loss, divorce, death, illness, personal bankruptcy and customer fraud. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on AFF’s leases, RISAs and bank loans. Federal, state or other restrictions could impair the ability of AFF or the third-party collection services utilized by AFF to collect amounts owed and due on the leases and loans facilitated through its platform. Furthermore, AFF relies on its proprietary decisioning platform to decision its LTO, RISA and bank loan products and customizes this technology to individual merchants and merchandise categories. There is no guarantee that this technology or platform will be effective in making decisions that minimize credit losses. Furthermore, the platform relies on an experienced data science team. In the event the platform is not effective or cannot be supported at the required levels, AFF could experience increased credit losses.

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

As of December 31, 2023, including the Company's senior unsecured notes and the Company’s unsecured credit facilities, the Company had outstanding principal indebtedness of $1,618.0 million and availability of $104.7 million under its unsecured credit facilities, subject to certain financial covenants. The Company's level of indebtedness could:

•make it more difficult for the Company to satisfy its obligations with respect to its senior unsecured notes and its other indebtedness, resulting in possible defaults on and acceleration of such indebtedness;
•require the Company to dedicate a substantial portion of its cash flow from operations to the payment of principal and interest on its indebtedness, thereby reducing the availability of such cash flows to fund originations in the AFF business, working capital, acquisitions, new store openings, capital expenditures and other general corporate purposes;
•limit the Company’s ability to obtain additional financing for working capital, financing originations from the AFF business, acquisitions, new store openings, capital expenditures, debt service requirements and other general corporate purposes;
•limit the Company’s ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
•restrict the ability of the Company’s subsidiaries to pay dividends or otherwise transfer assets to the Company, which could limit its ability to, among other things, make required payments on its debt;
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

Any of the foregoing impacts of the Company’s level of indebtedness could have a material adverse effect on its business, financial condition and results of operations. In addition, the Company’s borrowings under its unsecured credit facilities bear interest at variable rates based on a fixed spread over the prevailing secured overnight rate (“SOFR”) and, as a result of the recent increase in interest rates, the Company’s borrowing expenses under its unsecured credit facilities increased in 2023. The Company expects borrowing expenses in 2024 to further increase from 2023 levels due to interest rates remaining higher for the entire year.

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

The Company’s ability to measure and report its financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from the judgments and assumptions, such differences may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, but these processes may not ensure that the judgments and assumptions are correct.

The Company maintains an allowance for lease and loan losses at a level believed to be sufficient to cover estimated lifetime losses expected to be incurred in the lease and loan portfolio. This estimate is highly dependent upon the reasonableness of its assumptions and the predictability of the relationships that drive the results of its valuation methodologies. The Company performs a quantitative analysis to compute historical losses to estimate the allowance for future lease and loan losses. Lease and loan loss experience, first payment default histories, contractual delinquency of lease and loan receivables and management’s judgement are factors used in assessing the overall adequacy of the allowance and the resulting provision for lease and loan losses. Changes in estimates and assumptions can significantly affect the allowance and provision for lease and loan losses. It is possible that the Company will experience lease and loan losses that are different from its current estimates. If the Company’s estimates and assumptions prove incorrect and its allowance for lease and loan losses are insufficient, it may incur net charge-offs in excess of its reserves, or it could be required to increase its provision for lease and loan losses, either of which would adversely affect its results of operations.

The Company is subject to goodwill impairment risk.

At December 31, 2023, the Company had $1,727.7 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2023, approximately 61% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 50% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The application of indirect taxes, such as sales tax, is a complex and evolving issue, particularly with respect to the LTO industry generally and AFF’s virtual and e-commerce LTO businesses more specifically. Failure to comply with such tax provisions or a successful assertion by a jurisdiction requiring AFF to collect taxes in a location or for transactions where or for which AFF presently does not, could result in substantial tax liabilities, including those for past sales and leases, as well as penalties and interest. In addition, if the tax authorities in jurisdictions where AFF is already subject to sales tax or other indirect tax obligations were to successfully challenge AFF’s positions, AFF’s tax liability could increase substantially.

General Economic and Market Risks

General economic conditions may have a material adverse impact on the Company’s business and financial results.

The Company’s business and financial results are dependent on overall economic conditions in the geographies in which it operates. In particular, the Company’s business relies heavily on consumer spending, both with respect to retail sales at its pawnshops and demand for AFF’s products to facilitate purchases at its merchant partners. A sustained or rapid downturn in economic conditions generally results in lower consumer confidence and demand for discretionary consumer goods and services, weakening demand for AFF’s products and demand for pre-owned merchandise sold in the Company’s pawnshops. While demand for pawn loans generally remains strong in periods of economic uncertainty, there is no guarantee that such demand would not decrease in future downturns. Furthermore, in periods of economic expansion and high employment, demand for pawn loans can suffer.

The current economic environment, characterized by rising inflation, higher interest rates, declines in consumer confidence and uncertainly about economic stability and a potential recession, has increased demand for pawn loans in the U.S. Conversely these conditions, coupled with tighter decisioning, adversely affected demand for AFF’s products in 2023. While retail sales at the Company’s pawnshops, due in part to the “deep value” nature of the products sold at its pawnshops, and demand for pawn loans have not been adversely affected by such economic trends in 2023, there is no guarantee that they will not be adversely affected should economic conditions deteriorate further. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. Furthermore, labor shortages and inflation have also increased operating costs, having a negative effect on the Company’s margins. In addition, government stimulus programs, (such as the response to the COVID-19 pandemic) and increased minimum wage laws (such as the increases that have occurred in Mexico) had an adverse impact on pawn loan demand and any future stimulus programs or minimum wage increases could have a similar adverse impact.

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

The market price of the Company’s common stock may fluctuate significantly as a result of a variety of factors, many of which are beyond the Company’s control. The Company may fail to meet the expectations of its stockholders or securities analysts at some point in the future, and its stock price could decline as a result. This volatility may prevent investors from being able to sell their common stock at or above the price they paid for their common stock.

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

The occurrence of weather events and natural disasters such as rain, cold weather, snow, wind, storms, hurricanes, earthquakes, volcanic eruptions, or health epidemics in the Company’s markets could adversely affect consumer traffic, retail sales, pawn loan and pawn redemption activities and LTO, RISA and installment loan originations and could have a material adverse effect on the Company’s results of operations. In addition, the Company may incur property, casualty or other losses not covered by insurance. Losses not covered by insurance could be substantial and may increase the Company’s expenses, which could harm the Company’s results of operations and financial condition. Furthermore, the frequency and severity of these weather events and natural disasters may increase as a result of climate change.

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

The Company leases most of its pawn store locations. Many of the store leases, especially in Latin America, include annual rent escalations tied to the local consumer price index. A significant rise in real estate prices or real property taxes could also result in an increase in store lease costs as the Company opens new locations and renews leases for existing locations, thereby negatively impacting the Company’s results of operations. In addition, the inability of the Company to renew, extend or replace expiring store leases could have an adverse effect on the Company’s results of operations. The Company also owns the land and buildings for a significant number of its U.S. pawn locations, which could be impacted by adverse market fluctuations.

A discussion of certain other market risks is covered in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company recognizes the importance of being able to effectively respond to and manage cybersecurity threats and incidents that may compromise the confidentiality, integrity or availability of its information systems, data or network resources.

As part of its overall enterprise risk management framework, the Company maintains both an Information Security Program (“ISP”) and an Incident Response Plan (“IRP”). The Company’s ISP is managed by its Chief Information Officer (the “CIO”) whose team (the Security Incident Response Team, or “SIRT”) is responsible for leading company-wide cybersecurity strategy, policy, standards, architecture, and processes. The Company’s IRP is based on applicable federal and state laws as well as cybersecurity incident response best practices. The purpose of the IRP is to define procedures for reporting and responding to cybersecurity incidents. It creates objectives for actionable procedures that can be measured, evaluated, scaled and revised as necessary for each specific incident. These objectives include maximizing the effectiveness of the Company’s operations through an established plan of action and assigning responsibilities to appropriate personnel and/or third-party contractors.

The Company has engaged a third-party managed detection and response company to monitor the security of its information systems around-the-clock, including intrusion detection, and to provide instantaneous alerting should a cybersecurity event occur. If a cybersecurity threat or cybersecurity incident is identified through the Company’s information systems, the SIRT will communicate the cybersecurity threat or cybersecurity incident and any damages to the CIO and other members of senior management of the Company. The Company will assess the materiality of the cybersecurity threat or cybersecurity incident to determine if any public disclosures are required under the SEC’s cybersecurity disclosure rule. If deemed necessary, third-party consultants, legal counsel, and assessors will be engaged to evaluate the materiality assessment.

The Company has training and awareness programs designed to educate its employees about cybersecurity risks and how to protect the Company, its customers and themselves from cyberattacks and to keep its employees informed about cybersecurity threats and how to stay safe online, including secure access practice, phishing schemes, remote work and response to suspicious activities.

The cybersecurity program of the Company interfaces with other functional areas within the Company, including but not limited to the Company’s business segments and information technology, legal, risk, human resources and internal audit departments, as well as external third-party partners, to identify and understand potential cybersecurity threats. The Company regularly assesses and updates its processes, procedures and management techniques in light of ongoing cybersecurity developments.

Recognizing the complexity and evolving nature of cybersecurity threats, the Company also engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing its risk management systems. These partnerships enable the Company to leverage specialized knowledge and insights, ensuring its cybersecurity strategies and processes remain at the forefront of industry best practices. The Company’s collaboration with these third parties includes regular audits, testing, threat assessments and consultation on security enhancements.

To date, risks from cybersecurity threats or incidents have not materially affected the Company. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to Item 1A Risk Factors.

Governance

Given the Company’s status as a pawn store operator and payment solutions company entrusted with the safeguarding of sensitive customer information, the Board believes that a strong enterprise cybersecurity program is vital to the Company’s overall enterprise risk management. The Board is responsible for overseeing and monitoring the material risks facing the Company. The Board has tasked the Audit Committee of the Board with leading the Company’s cyber and technology risk mitigation efforts. As part of its oversight responsibilities, the Audit Committee is responsible for discussing with management the Company’s major risk exposures, such as cybersecurity, and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies. The Audit Committee also monitors the Company’s compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, the Audit Committee reviews with senior management significant areas of risk exposure involving cybersecurity.

At the direction of the Audit Committee, the CIO and SIRT monitor internal and external cybersecurity threats and review and revise the Company’s cybersecurity defenses on an ongoing basis. The Company’s CIO, together with other members of the SIRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; risk management and incident response. The CIO prepares reports on IT general controls and cybersecurity metrics for the Audit Committee on a regular basis, and the CIO presents those reports to the Audit Committee and addresses any questions and concerns raised by the Audit Committee. At least annually, the Audit Committee meets with the CIO in person to discuss cybersecurity in greater detail. The Audit Committee reports to the Board regarding cybersecurity matters, and the Board addresses cybersecurity issues either directly with management or through the Audit Committee.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at prices that the Company believes are attractive, whether through new store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2023, the Company owned the real estate and buildings for 342 of its pawn stores and its Company’s corporate headquarters in Fort Worth, Texas.

As of December 31, 2023, the Company leased 2,682 pawn store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging from 2024 to 2045. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $25,000 per month as of December 31, 2023. In addition, the Company leases call center space in Jamaica and Mexico to support the AFF customer service operations. For more information about the Company’s pawn store locations, see “Item 1. Business—Pawn Store Locations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	50,000	July 31, 2027	$59
Administrative offices	Coppell, Texas	26,000	June 30, 2029	47
Administrative offices	Mexico City, Mexico	8,000	March 31, 2024	21

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

Item 3. Legal Proceedings

The Company is a defendant in litigation and arbitration matters and regulatory actions encountered in the ordinary course of its business. Certain of these matters are covered to an extent by insurance. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

See Note 13 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this report, which is incorporated to this Part I, Item 3 by reference, for a further discussion of the Company’s legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General Market Information

The Company’s common stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “FCFS.”

On January 31, 2024, there were approximately 209 stockholders of record of the Company’s common stock.

In January 2024, the Company’s Board declared a $0.35 per share first quarter cash dividend on common shares outstanding, or an aggregate of $15.8 million based on the December 31, 2023 share count, to be paid on February 28, 2024 to stockholders of record as of February 14, 2024. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended December 31, 2023 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1)
October 1 through October 31, 2023	—	$—	—	$200,000
November 1 through November 30, 2023	—	—	—	200,000
December 1 through December 31, 2023	—	—	—	200,000
Total	—	—	—

(1)In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2018 through December 31, 2023, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2018 and assuming the reinvestment of all dividends on the date paid). Note that historic performance is not necessarily indicative of future performance.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company’s primary business line is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash- and credit-constrained consumers. The Company is the leading operator of pawn stores in the U.S. and Latin America. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

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

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in the U.S., while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico. Financial information regarding the Company’s revenue and long-lived assets by geographic area is provided in Note 17 of Notes to Consolidated Financial Statements.

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

Pawn loans and revenue recognition — Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-recourse against the customer. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics, which is included in accounts receivable, net in the accompanying consolidated balance sheets. If the pawn loan is not repaid prior to the expiration of the pawn loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required, as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Pawn inventories and revenue recognition — Pawn inventories represent merchandise acquired from forfeited pawn loans and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Pawn inventories from forfeited pawn loans are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Pawn inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or net realizable value and, accordingly, valuation allowances are established if pawn inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated pawn inventories and determined that a valuation allowance is not necessary.

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

Leased merchandise and revenue recognition — The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise. Leased merchandise contracts can typically be renewed for weekly, bi-weekly, semi-monthly, and monthly renewal periods and are generally renewed for between six and 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

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

Provision for lease losses — The Company records a provision for lease losses on an allowance method, which estimates the leased merchandise losses incurred but not yet identified by management as of the end of the accounting period. The allowance for lease losses is based primarily upon historical loss experience, with consideration given to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The Company charges off leased merchandise when a lease is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the leased merchandise at the point in time it is deemed uncollectible.

Finance receivables and revenue recognition — The Company purchases and services retail finance receivables, the term of which typically range from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

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

The Company offers customers an early payoff discount on most of its finance receivables, whereby the customer has between 90 and 101 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

Provision for loan losses — Expected lifetime losses on finance receivables are recognized upon loan purchase, which requires the Company to make its best estimate of probable lifetime losses at the time of purchase. The Company segments its finance receivable portfolio into pools of receivables with similar risk characteristics, which include loan product and monthly origination vintage, and evaluates each pool for impairment.

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

Business combinations — Business combination accounting requires the Company to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The total consideration of the acquisition is allocated to the assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition consideration is classified as goodwill. This allocation process requires extensive use of estimates and assumptions. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the assets acquired and liabilities assumed in connection with a business acquisition, in determining appropriate amortization methods and periods for identified intangible assets and in determining the fair value of contingent consideration, which is reviewed at each subsequent reporting period with changes in the fair value of the contingent consideration recognized in the consolidated statement of income. See Note 3 of Notes to Consolidated Financial Statements.

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology. See Note 14 of Notes to Consolidated Financial Statements.

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

Results of Operations

2023 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2023	2022	2023	2022
Revenue	$3,151,796	$2,728,942	$3,151,796	$2,771,599
Net income	$219,301	$253,495	$276,874	$245,737
Diluted earnings per share	$4.80	$5.36	$6.06	$5.19
EBITDA (non-GAAP measure)	$493,784	$496,860	$511,732	$437,344
Weighted-average diluted shares	45,693	47,330	45,693	47,330

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, revenue and adjusted revenue for the years ended December 31, 2023, 2022 and 2021 (in millions, except per share amounts):

Net Income
$300
$225
$150
$75
$0
$125
$161
$253
$246
$219
$277
2021
2022
2023
Net Income
Adjusted Net Income*

Diluted Earnings Per Share
$7.00
$5.25
$3.50
$1.75
$0.00
$3.04
$3.94
$5.36
$5.19
$4.80
$6.06
2021
2022
2023
EPS
Adjusted EPS*

EBITDA
$600
$450
$300
$150
$0
$244
$290
$497
$437
$494
$512
2021
2022
2023
EBITDA*
Adjusted EBITDA*

Revenue
$3,200
$2,400
$1,600
$800
$0
$1,699 $1,701
$2,729 $2,772
$3,152 $3,152
2021
2022
2023
Revenue
Adjusted Revenue*

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2023 Compared to the Twelve Months Ended December 31, 2022

The COVID-19 pandemic and government responses thereto had an initial adverse and material impact on pawn loan demand in 2020, which negatively impacted pawn receivables, inventories and revenues. This initial adverse impact in pawn loan demand was offset in large part by a positive impact in merchandise sales, especially among stay-at-home products, which were enhanced by federal stimulus payments directly to consumers. Throughout 2021 and 2022, as the contributory impacts of the pandemic normalized, pawn loan demand steadily recovered and pawn receivables, inventories and revenues are now ahead of pre-pandemic levels. Inflationary pressures on the Company’s customer base helped drive further demand for consumer credit, which contributed to the recovery in pawn loan demand.

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2023 and 2022. For similar operating and financial data and discussion of the Company’s 2022 results compared to its 2021 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 6, 2023.

Stores included in the same-store calculations presented in the U.S. pawn segment and Latin America pawn segment sections below are those stores that were opened or acquired prior to the beginning of the prior-year comparative period and remained open through the end of the reporting period. Also included are stores that were relocated during the applicable period within a specified distance and are serving the same market, where there is not a significant change in store size, and where there is not a significant overlap or gap in timing between the opening of the new store and the closing of the existing store.

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Year Ended
	December 31,
	2023	2022	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales	$854,190	$818,548	4%
Pawn loan fees	435,762	373,416	17%
Wholesale scrap jewelry sales	78,571	63,004	25%
Total revenue	1,368,523	1,254,968	9%

Cost of revenue:
Cost of retail merchandise sold	490,544	478,718	2%
Cost of wholesale scrap jewelry sold	64,545	54,893	18%
Total cost of revenue	555,089	533,611	4%

Net revenue	813,434	721,357	13%

Segment expenses:
Operating expenses	451,543	407,039	11%
Depreciation and amortization	25,585	23,205	10%
Total segment expenses	477,128	430,244	11%

Segment pre-tax operating income	$336,306	$291,113	16%

Operating metrics:
Retail merchandise sales margin	43%	42%
Net revenue margin	59%	57%
Segment pre-tax operating margin	25%	23%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of December 31, 2023 as compared to December 31, 2022 (dollars in thousands, except as otherwise noted):

	As of December 31,
	2023	2022	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$344,152	$282,089	22%
Inventories	221,843	202,594	10%
	$565,995	$484,683	17%

Average outstanding pawn loan amount (in ones)	$258	$247	4%

Composition of pawn collateral:
General merchandise	30%	30%
Jewelry	70%	70%
	100%	100%

Composition of inventories:
General merchandise	43%	41%
Jewelry	57%	59%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.7 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 4% to $854.2 million during 2023 compared to $818.5 million for 2022. Same-store retail sales decreased 2% during 2023 compared to 2022. The increase in total retail sales was primarily due to sales contributions from acquired stores, whereas the decrease in same-store retail sales was primarily due to lower than normal inventory levels in these locations during much of 2023 compared to 2022. During 2023, the gross profit margin on retail merchandise sales in the U.S. was 43% compared to a margin of 42% during 2022, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 10% from $202.6 million at December 31, 2022 to $221.8 million at December 31, 2023. The increase was primarily due to inventories at acquired stores and a modest increase in same-store inventories. Inventories aged greater than one year in the U.S. were 1% at both December 31, 2023 and 2022.

Pawn Lending Operations

U.S. pawn loan receivables as of December 31, 2023 increased 22% in total and 14% on a same-store basis compared to December 31, 2022. The increase in total pawn receivables was due to incremental pawn loans from acquired stores and an increase in same-store pawn receivables, which the Company believes was primarily due to continued inflationary pressures driving additional demand for pawn loans and tightened underwriting for other competing forms of consumer credit.

U.S. pawn loan fees increased 17% to $435.8 million during 2023 compared to $373.4 million for 2022. Same-store pawn loan fees increased 11% during 2023 compared to 2022. The increase in total and same-store pawn loan fees was primarily due to higher average pawn receivables and increased portfolio yield, driven by slightly improved customer redemption rates.

Segment Expenses

U.S. store operating expenses increased 11% to $451.5 million during 2023 compared to $407.0 million during 2022. The increase in operating expenses was primarily due to acquired stores and a 5% increase in same-store operating expenses primarily due to inflationary increases in wages and certain other operating costs and increased store-level incentive compensation, driven by increased net revenues and segment profit during 2023 compared to 2022.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for 2023 was $336.3 million, which generated a pre-tax segment operating margin of 25% compared to $291.1 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Pawn Segment

Latin America pawn segment pre-tax operating income for 2023 compared to 2022 benefited from an 11% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2023 compared to December 31, 2022 also benefited from a 13% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Year Ended
	Year Ended			December 31,	Increase /
	December 31,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$533,612	$447,523	19%	$474,744	6%
Pawn loan fees	222,774	187,974	19%	198,013	5%
Wholesale scrap jewelry sales	46,917	39,969	17%	46,917	17%
Total revenue	803,303	675,466	19%	719,674	7%

Cost of revenue:
Cost of retail merchandise sold	345,309	288,449	20%	307,442	7%
Cost of wholesale scrap jewelry sold	37,276	33,411	12%	33,006	(1)%
Total cost of revenue	382,585	321,860	19%	340,448	6%

Net revenue	420,718	353,606	19%	379,226	7%

Segment expenses:
Operating expenses	243,146	193,254	26%	217,507	13%
Depreciation and amortization	21,350	18,325	17%	19,199	5%
Total segment expenses	264,496	211,579	25%	236,706	12%

Segment pre-tax operating income	$156,222	$142,027	10%	$142,520	—%

Operating metrics:
Retail merchandise sales margin	35%	36%		35%
Net revenue margin	52%	52%		53%
Segment pre-tax operating margin	19%	21%		20%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of December 31, 2023 as compared to December 31, 2022 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,	Increase /
	As of December 31,			2023	(Decrease)
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$127,694	$108,528	18%	$112,110	3%
Inventories	90,246	85,745	5%	79,218	(8)%
	$217,940	$194,273	12%	$191,328	(2)%

Average outstanding pawn loan amount (in ones)	$95	$83	14%	$84	1%

Composition of pawn collateral:
General merchandise	63%	67%
Jewelry	37%	33%
	100%	100%

Composition of inventories:
General merchandise	67%	71%
Jewelry	33%	29%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	4.4 times	4.2 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 19% (6% on a constant currency basis) to $533.6 million during 2023 compared to $447.5 million for 2022. Same-store retail sales increased 18% (5% on a constant currency basis) during 2023 compared to 2022. The increase in total and same-store retail sales was primarily due to greater demand for value-priced consumer goods, with such demand believed to be driven in part by the impact of increases in government-mandated minimum wage and benefit programs in Mexico benefiting many cash-constrained consumers. The gross profit margin on retail merchandise sales was 35% during 2023 compared to 36% during 2022.

Latin America inventories increased 5% (8% decrease on a constant currency basis) from $85.7 million at December 31, 2022 to $90.2 million at December 31, 2023. The decrease in constant currency inventories was primarily due to the greater demand for value-priced consumer goods mentioned above and slightly lower pawn loan forfeiture rates in 2023 compared to 2022. Inventories aged greater than one year in Latin America were 1% at both December 31, 2023 and 2022.

Pawn Lending Operations

Latin America pawn loan receivables increased 18% (3% on a constant currency basis) as of December 31, 2023 compared to December 31, 2022. On a same-store basis, pawn loan receivables increased 17% (3% on a constant currency basis) as of December 31, 2023 compared to December 31, 2022. The smaller than expected increase in constant currency total and same-store pawn receivables is believed to be driven in part by the impact of increases in government-mandated minimum wage and benefit programs in Mexico that benefited many cash-constrained consumers.

Latin America pawn loan fees increased 19% (5% on a constant currency basis), to $222.8 million during 2023 compared to $188.0 million for 2022. Same-store pawn loan fees increased 18% (5% on a constant currency basis) during 2023 compared to 2022. The increase in total and same-store constant currency pawn loan fees was primarily due to increased pawn receivable balances.

Segment Expenses

Store operating expenses increased 26% (13% on a constant currency basis) to $243.1 million during 2023 compared to $193.3 million during 2022. Same-store operating expenses increased 24% (11% on a constant currency basis) compared to the prior year. The increase in total and same-store operating expenses was primarily driven by general inflationary impacts and increases in the federally mandated minimum wage and increased costs of required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for 2023 was $156.2 million, which generated a pre-tax segment operating margin of 19% compared to $142.0 million and 21% in the prior year, respectively. The increase in the segment pre-tax operating income reflected an increase in net revenue, partially offset by the increase in segment expenses.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

				Adjusted (1)
				Year Ended
	Year Ended			December 31,
	December 31,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$752,682	$622,163	21%	$622,163	21%
Interest and fees on finance receivables	233,818	181,280	29%	223,937	4%
Total revenue	986,500	803,443	23%	846,100	17%

Cost of revenue:
Depreciation of leased merchandise	413,546	354,104	17%	346,407	19%
Provision for lease losses	177,418	140,118	27%	140,118	27%
Provision for loan losses	123,030	118,502	4%	118,502	4%
Total cost of revenue	713,994	612,724	17%	605,027	18%

Net revenue	272,506	190,719	43%	241,073	13%

Segment expenses:
Operating expenses	137,460	128,616	7%	128,616	7%
Depreciation and amortization	3,030	2,912	4%	2,912	4%
Total segment expenses	140,490	131,528	7%	131,528	7%

Segment pre-tax operating income	$132,016	$59,191	123%	$109,545	21%

(1)As a result of purchase accounting, AFF’s as reported amounts for 2022 contain significant fair value adjustments. The adjusted amounts for 2022 exclude these fair value purchase accounting adjustments.

The following table provides a detail of gross transaction volumes originated during the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands):

	Years Ended
	December 31,
	2023	2022	Increase
Leased merchandise	$623,069	$518,173	20%
Finance receivables	405,765	333,052	22%
Total gross transaction volume	$1,028,834	$851,225	21%

The following table details retail POS payment solutions earning assets as of December 31, 2023 as compared to December 31, 2022 (dollars in thousands):

	As of December 31,
	2023	2022	Increase
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$267,458	$233,974	14%
Less allowance for lease losses	(95,752)	(79,576)	20%
Leased merchandise, net (1)	$171,706	$154,398	11%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$210,355	$188,327	12%
Less allowance for loan losses	(96,454)	(84,833)	14%
Finance receivables, net	$113,901	$103,494	10%

(1)Includes $0.5 million and $1.1 million of intersegment transactions as of December 31, 2023 and 2022, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated net leased merchandise as of December 31, 2023 and 2022 totaled $171.2 million and $153.3 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics during the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands):

				Adjusted (5)
				Year Ended
	Year Ended			December 31,
	December 31,			2022	Increase
	2023	2022	Increase	(Non-GAAP)	(Non-GAAP)
Allowance for lease losses:
Balance at beginning of period	$79,576	$5,442	1,362%	$66,968	19%
Provision for lease losses (1)	177,418	140,118	27%	140,118	27%
Charge-offs	(167,952)	(70,343)	139%	(131,869)	27%
Recoveries	6,710	4,359	54%	4,359	54%
Balance at end of period	$95,752	$79,576	20%	$79,576	20%

Leased merchandise portfolio metrics:
Provision rate (2)	28%			27%
Average monthly net charge-off rate (3)	5.4%			4.9%
Delinquency rate (4)	21.7%			21.0%

Allowance for loan losses:
Balance at beginning of period	$84,833	$75,574	12%
Provision for loan losses	123,030	118,502	4%
Charge-offs	(117,961)	(114,535)	3%
Recoveries	6,552	5,292	24%
Balance at end of period	$96,454	$84,833	14%

Finance receivables portfolio metrics:
Provision rate (2)	30%	36%
Average monthly net charge-off rate (3)	4.7%	4.5%
Delinquency rate (4)	21.8%	20.7%

(1)Includes a provision increase of $1.6 million and $0.6 million from intersegment transactions during 2023 and 2022, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, the provision for lease losses during 2023 and 2022 totaled $175.9 million and $139.5 million, respectively.

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

(5)As a result of purchase accounting, AFF’s as reported allowance for lease losses during 2022 contains significant fair value adjustments. The adjusted amounts during 2022 exclude these fair value purchase accounting adjustments. As a result of the significance of these accounting adjustments, the Company does not believe that the unadjusted leased merchandise portfolio metrics during 2022 provide a useful comparison against the 2023 amounts.

LTO Operations

Leased merchandise, before allowance for lease losses, increased 14% as of December 31, 2023 compared to December 31, 2022. This increase was primarily due to increased transaction volumes from new merchant locations added since December 31, 2022.

The allowance for lease losses increased 20% to $95.8 million as of December 31, 2023 compared to $79.6 million as of December 31, 2022. As a percentage of lease merchandise, the allowance increased from 34% at December 31, 2022 to 36% at December 31, 2023. This increase was primarily due to the 20% increase in gross transaction volume and a slight increase in lease loss provisioning rates used during 2023 compared to 2022.

Leased merchandise income increased 21% to $752.7 million during 2023 compared to $622.2 million during 2022, which was primarily due to the higher leased merchandise balances.

Depreciation of leased merchandise increased 17% to $413.5 million during 2023 compared to $354.1 million during 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, depreciation of leased merchandise increased 19%. The increase was primarily due to higher leased merchandise balances. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly from 56% during 2022 (adjusted to exclude purchase accounting adjustments) to 55% during 2023.

Provision for lease losses increased 27% to $177.4 million during 2023 compared to $140.1 million during 2022, which was primarily due to the 20% increase in gross transaction volumes and an increase in lease loss provisioning rates used during 2023 compared to 2022, as a result of slightly higher net charge-off rates during 2023 compared to 2022 and slightly higher delinquency rates as of December 31, 2023 compared to December 31, 2022. As a percentage of gross transaction volume, the provision for lease losses increased from 27% during 2022 to 28% during 2023.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 12% as of December 31, 2023 compared to December 31, 2022. This increase in the outstanding receivable balance was primarily due to increased transaction volumes from new merchant locations added since December 31, 2022.

The allowance for loan losses increased 14% to $96.5 million as of December 31, 2023 compared to $84.8 million as of December 31, 2022. As a percentage of finance receivables, the allowance increased from 45% at December 31, 2022 to 46% at December 31, 2023. This increase was primarily due to the 22% increase in gross transaction volume compared to 2022.

Interest and fees on finance receivables increased 29% to $233.8 million during 2023 compared to $181.3 million during 2022. On an adjusted basis, excluding the impacts of fair value purchase accounting, interest and fees on finance receivables increased 4% which was primarily due to higher average year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in 2023, some of which provide slightly lower interest rates.

Provision for loan losses increased 4% to $123.0 million during 2023 compared to $118.5 million during 2022, which was primarily due to the 22% increase in gross transaction volumes, mostly offset by a decrease in loan loss provisioning rates used during 2023 compared to 2022. As a percentage of gross transaction volume, the provision for loan losses decreased from 36% during 2022 to 30% during 2023. The 2022 loan loss provisioning rates, especially during the third and fourth quarters of 2022, were elevated as a result of slightly higher expected charge-offs on certain loan products. However, those actual charge-offs came in lower than expected, resulting in some release of loan loss reserves in the first half of 2023.

Segment Expenses

Operating expenses increased 7% to $137.5 million during 2023 compared to $128.6 million during 2022, which was primarily due to the 21% increase in gross transaction volumes, partially offset by lower receivable acquisition costs and the realization of information technology cost synergies from the Company’s acquisition of AFF. As a percentage of segment revenues, operating expenses decreased slightly from 15% during 2022 (adjusted to exclude purchase accounting adjustments) to 14% during 2023.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income during 2023 was $132.0 million compared to $59.2 million during 2022. The increase was primarily the result of fair value purchase accounting and increased segment income resulting from increases in net revenue, partially offset by the increase in segment expenses. On an adjusted basis, excluding the impacts of fair value purchase accounting, segment pre-tax operating income during 2022 was $109.5 million.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,		Increase /
	2023	2022	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$336,306	$291,113	16%
Latin America pawn	156,222	142,027	10%
Retail POS payment solutions (1)	132,016	59,191	123%
Intersegment eliminations (2)	581	(1,096)	(153)%
Consolidated segment pre-tax operating income	625,125	491,235	27%

Corporate expenses and other income:
Administrative expenses	176,315	147,943	19%
Depreciation and amortization	59,196	59,390	—%
Interest expense	93,243	70,708	32%
Interest income	(1,469)	(1,313)	12%
Gain on foreign exchange	(1,529)	(585)	161%
Merger and acquisition expenses	7,922	3,739	112%
Gain on revaluation of contingent acquisition consideration	—	(109,549)	100%
Other expenses (income), net	(1,402)	(2,731)	49%
Total corporate expenses and other income	332,276	167,602	98%

Income before income taxes	292,849	323,633	(10)%

Provision for income taxes	73,548	70,138	5%

Net income	$219,301	$253,495	(13)%

(1)The AFF segment results for 2022 are significantly impacted by certain purchase accounting adjustments, as noted in the retail POS payment solutions segment results of operations above. Adjusted retail POS payment solutions segment pre-tax operating income, excluding such purchase accounting adjustments, was $109.5 million for 2022.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 17 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 19% to $176.3 million during 2023 compared to $147.9 million during 2022, primarily due to increased incentive compensation expense, certain non-recurring AFF administrative expenses, the increase in pawn store count, including recent acquisitions, and an 11% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses increased from 5% during 2022 to 6% during 2023.

Interest expense increased 32% to $93.2 million during 2023 compared to $70.7 million for 2022, primarily due to both higher floating interest rates and increased amounts outstanding on the Company’s unsecured bank credit facilities. See Note 11 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 112% to $7.9 million during 2023 compared to $3.7 million during 2022, reflecting an increased level of acquisition activity in 2023 compared to 2022.

The Company recognized a gain on revaluation of contingent acquisition consideration of $109.5 million during 2022 as a result of a decrease in the liability for the estimated fair value of certain contingent consideration related to the AFF Acquisition. See Note 6 of Notes to Consolidated Financial Statements.

Consolidated effective income tax rates for 2023 and 2022 were 25.1% and 21.7%, respectively. The increase in the effective tax rate was primarily due to a $4.6 million permanent domestic tax benefit recognized during 2022 related to the $109.5 million gain on revaluation of certain contingent consideration related to the AFF acquisition and a decreased foreign permanent tax benefit recorded in 2023 compared to 2022, all related to a decreased inflation index adjustment allowed in Mexico as a result of moderating inflation. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Capital Requirements

The Company’s primary capital requirements include the following:

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

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology platforms, general corporate operating activities, income tax payments and debt service, among others. Net interest expense is expected to increase in 2024 compared to 2023 due to (i) increased borrowings primarily undertaken to fund recent acquisitions and (ii) anticipated higher floating interest rates on the borrowings under the revolving credit facilities. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured credit facilities will be adequate to meet its liquidity and capital needs for these items over the next 12 months and also in the longer term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion of its pawn operations through growth of pawn receivables and inventories in existing stores along with new store openings and acquisitions.

During 2023, the Company acquired 91 pawn stores in the U.S. and acquired two pawn licenses to open pawn stores in the state of Nevada for a cumulative purchase price of $178.6 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors.

For 2024, the Company expects to add approximately 75 store locations through new store openings and acquisitions. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 44 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $70.5 million during 2023.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business primarily by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes. In addition to utilizing cash flows generated from its own operations to fund expected 2024 growth, AFF has access to the additional sources of liquidity described below if needed to fund further expansion activities.

Return of Capital to Shareholders

In January 2024, the Company’s Board declared a $0.35 per share first quarter cash dividend on common shares outstanding, or an aggregate of $15.8 million based on the December 31, 2023 share count, to be paid on February 28, 2024 to stockholders of record as of February 14, 2024. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During 2023, the Company repurchased a total of 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the inflation Reduction Act of 2022. The Company incurred $1.1 million of excise taxes during 2023. During 2022, the Company repurchased 2,204,000 shares of common stock at an aggregate cost of $157.9 million and an average cost per share of $71.63.

All repurchases during 2023 were conducted under the Company’s $100.0 million share repurchase program authorized in April 2022 and the $100.0 million share repurchase program authorized in October 2022 and such repurchases complete the authorizations under these programs. In July 2023, the Company’s Board of Directors authorized a new common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of December 31, 2023, the Company’s primary sources of liquidity were $127.0 million in cash and cash equivalents and $104.7 million of available and unused funds under the Company's revolving unsecured credit facilities, subject to certain financial covenants (see Note 11 of Notes to Consolidated Financial Statements). The Company had working capital of $971.0 million as of December 31, 2023.

On October 18, 2023, the Company amended its domestic Credit Facility. The total lender commitment under the amended facility, which is provided by a group of twelve commercial banks, was increased by $50.0 million, from $590.0 million to $640.0 million. The amended credit facility remains unsecured, and all other terms remained unchanged. In addition, in August 2023, the Company renewed and extended into 2027 the Mexico Credit Facility in the amount of $600.0 million Mexican pesos.

The Company’s cash and cash equivalents as of December 31, 2023 included $39.9 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations. The Company elected to repatriate cash of $31.0 million from certain foreign subsidiaries during 2023.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 50% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash flow provided by operating activities	$416,142	$469,305	$223,304
Cash flow used in investing activities	(462,332)	(336,443)	(744,637)
Cash flow provided by (used in) financing activities	51,313	(139,273)	576,993

	As of December 31,
	2023	2022	2021
Working capital	$971,009	$835,133	$737,151
Current ratio	3.9:1	3.8:1	2.9:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities decreased $53.2 million, or 11%, from $469.3 million for 2022 to $416.1 million for 2023, as a decrease in net income of $34.2 million was partially offset by net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $125.9 million, or 37%, from $336.4 million during 2022 to $462.3 million during 2023. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing pawn stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. During 2022, the portion of the AFF Acquisition consideration paid in cash, net of cash acquired, was $25.0 million. The Company paid $60.1 million for furniture, fixtures, equipment and improvements and $70.5 million for discretionary pawn store real property purchases during 2023 compared to $35.6 million and $82.9 million in 2022, respectively. The Company paid $181.3 million in cash related to pawn store acquisitions during 2023 compared to $71.8 million during 2022. The Company funded a net increase in pawn loans of $35.0 million during 2023 and $35.8 million during 2022. The Company funded a net increase in finance receivables of $115.4 million during 2023 and $85.4 million during 2022.

Cash Flow Provided by Financing Activities

Net cash provided by financing activities increased $190.6 million, or 137%, from net cash used in financing activities of $139.3 million during 2022 to net cash provided by financing activities of $51.3 million during 2023. Net borrowings on the credit facilities were $230.3 million during 2023 compared to net borrowings of $80.0 million during 2022. The Company paid debt issuance costs of $0.3 million during 2023 compared to $1.8 million during 2022. The Company funded $114.4 million for share repurchases and paid dividends of $61.9 million during 2023, compared to funding $157.9 million of share repurchases and dividends paid of $59.6 million during 2022. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during 2023 of $2.5 million.

Non-GAAP Financial Information

The Company uses certain financial calculations such as adjusted net income, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, free cash flow, adjusted free cash flow, adjusted retail POS payment solutions segment metrics and constant currency results as factors in the measurement and evaluation of the Company’s operating performance and period-over-period growth. The Company derives these financial calculations on the basis of methodologies other than GAAP, primarily by excluding from a comparable GAAP measure certain items the Company does not consider to be representative of its actual operating performance. These financial calculations are “non-GAAP financial measures” as defined under the SEC rules. The Company uses these non-GAAP financial measures in operating its business because management believes they are less susceptible to variances in actual operating performance that can result from the excluded items, other infrequent charges and currency fluctuations. The Company presents these financial measures to investors because management believes they are useful to investors in evaluating the primary factors that drive the Company’s core operating performance and provide greater transparency into the Company’s results of operations. However, items that are excluded and other adjustments and assumptions that are made in calculating these non-GAAP financial measures are significant components in understanding and assessing the Company’s financial performance. These non-GAAP financial measures should be evaluated in conjunction with, and are not a substitute for, the Company’s GAAP financial measures. Further, because these non-GAAP financial measures are not determined in accordance with GAAP, and are thus susceptible to varying calculations, the non-GAAP financial measures, as presented, may not be comparable to other similarly-titled measures of other companies.

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

The following table provides a reconciliation between net income and diluted earnings per share, calculated in accordance with GAAP, to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2023		2022		2021
	In Thousands	Per Share	In Thousands	Per Share	In Thousands	Per Share
Net income and diluted earnings per share, as reported	$219,301	$4.80	$253,495	$5.36	$124,909	$3.04
Adjustments, net of tax:
Merger and acquisition expenses	6,089	0.13	2,878	0.06	11,872	0.29
Non-cash foreign currency (gain) loss related to lease liability	(1,778)	(0.04)	(930)	(0.02)	451	0.01
AFF purchase accounting and other adjustments (1)	54,341	1.19	82,432	1.74	37,278	0.91
Gain on revaluation of contingent acquisition consideration	—	—	(90,035)	(1.91)	(13,761)	(0.33)
Other expenses (income), net	(1,079)	(0.02)	(2,103)	(0.04)	730	0.02
Adjusted net income and diluted earnings per share	$276,874	$6.06	$245,737	$5.19	$161,479	$3.94

(1)See detail of the AFF purchase accounting and other adjustments in tables below.

The following table provides a reconciliation of the gross amounts, the impact of income taxes and the net amounts for the adjustments included in the table above (unaudited, in thousands):

	Year Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Merger and acquisition expenses	$7,922	$1,833	$6,089	$3,739	$861	$2,878	$15,449	$3,577	$11,872
Non-cash foreign currency (gain) loss related to lease liability	(2,540)	(762)	(1,778)	(1,329)	(399)	(930)	644	193	451
AFF purchase accounting and other adjustments (i)	70,574	16,233	54,341	107,055	24,623	82,432	48,413	11,135	37,278
Gain on revaluation of contingent acquisition consideration	—	—	—	(109,549)	(19,514)	(90,035)	(17,871)	(4,110)	(13,761)
Other expenses (income), net	(1,402)	(323)	(1,079)	(2,731)	(628)	(2,103)	949	219	730
Total adjustments	$74,554	$16,981	$57,573	$(2,815)	$4,943	$(7,758)	$47,584	$11,014	$36,570

(i)The following table details AFF purchase accounting and other adjustments (in thousands):

	Year Ended December 31,
	2023			2022			2021
	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$—	$42,657	$9,811	$32,846	$1,708	$392	$1,316
Amortization of fair value adjustment on acquired leased merchandise	—	—	—	7,697	1,772	5,925	404	93	311
Amortization of acquired intangible assets	56,606	13,020	43,586	56,701	13,040	43,661	2,051	472	1,579
Other non-recurring costs included in administrative expenses related to a discontinued finance product	13,968	3,213	10,755	—	—	—	—	—	—
Provision for loan losses (establish initial allowance for expected lifetime credit losses for non-purchase credit deteriorated (”PCD”) loans)	—	—	—	—	—	—	44,250	10,178	34,072
Total AFF purchase accounting and other adjustments	$70,574	$16,233	$54,341	$107,055	$24,623	$82,432	$48,413	$11,135	$37,278

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

	Year Ended December 31,
	2023	2022	2021
Net income	$219,301	$253,495	$124,909
Income taxes	73,548	70,138	41,593
Depreciation and amortization	109,161	103,832	45,906
Interest expense	93,243	70,708	32,386
Interest income	(1,469)	(1,313)	(696)
EBITDA	493,784	496,860	244,098
Adjustments:
Merger and acquisition expenses	7,922	3,739	15,449
Non-cash foreign currency (gain) loss related to lease liability	(2,540)	(1,329)	644
AFF purchase accounting and other adjustments (1)	13,968	50,354	46,362
Gain on revaluation of contingent acquisition consideration	—	(109,549)	(17,871)
Other expenses (income), net	(1,402)	(2,731)	949
Adjusted EBITDA	$511,732	$437,344	$289,631

(1)Excludes $56.6 million, $56.7 million and $2.1 million of amortization expense related to identifiable intangible assets as a result of the AFF Acquisition for 2023, 2022 and 2021, respectively, which is already included in the add-back of depreciation and amortization to net income used to calculate EBITDA. See detail of AFF purchase accounting and other adjustments in the “Adjusted Net Income and Adjusted Diluted Earnings Per Share” section above.

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

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities	$416,142	$469,305	$223,304
Cash flow from investing activities:
Pawn loans, net (1)	(34,978)	(35,817)	(73,340)
Finance receivables, net	(115,442)	(85,353)	(5,844)
Purchases of furniture, fixtures, equipment and improvements	(60,148)	(35,586)	(42,022)
Free cash flow	205,574	312,549	102,098
Merger and acquisition expenses paid, net of tax benefit	6,089	2,878	11,872
Adjusted free cash flow	$211,663	$315,427	$113,970

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

Additionally, the following table provides reconciliations of total revenue and total net revenue, presented in accordance with GAAP, to adjusted total revenue and adjusted net revenue, which excludes the impacts of purchase accounting (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenue, as reported	$3,151,796	$2,728,942	$1,698,965
AFF purchase accounting and other adjustments (1)	—	42,657	1,708
Adjusted total revenue	$3,151,796	$2,771,599	$1,700,673

Total net revenue, as reported	$1,507,239	$1,264,586	$919,152
AFF purchase accounting and other adjustments (1)	—	50,354	46,362
Adjusted total net revenue	$1,507,239	$1,314,940	$965,514

(1)As a result of purchase accounting, AFF’s as reported amounts for 2022 and 2021 contain significant fair value adjustments. The adjusted amounts for 2022 and 2021 exclude these fair value purchase accounting adjustments.

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2023		2022		2021
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	16.9	13%	19.4	6%	20.6
Twelve months ended	17.8	11%	20.1	1%	20.3

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	1%	7.9	(3)%	7.7
Twelve months ended	7.8	(1)%	7.7	—%	7.7

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,822	21%	4,810	(21)%	3,981
Twelve months ended	4,328	(2)%	4,253	(14)%	3,742

Effects of Inflation

While the impacts of inflation have been widely reported and may be ongoing into the foreseeable future, the Company does not believe inflation had a material effect on the Company’s overall results of operations in 2023. Depending on the severity and persistence of these inflationary pressures, the Company could see a negative impact on its customers’ ability to pay for its goods and services, including an impact on the collectability of its accounts receivable, which could result in increased charge-offs of AFF’s finance receivables and leased merchandise as well as increases in wages and other operating costs. However, inflationary economic environments could also benefit the Company by increasing customer demand for value-priced products, lending services in its pawn stores and demand for POS payment solutions provided by AFF.

Seasonality

The Company’s business is subject to seasonal variations, and operating results for each quarter and year-to-date periods are not necessarily indicative of the results of operations for the full year. Typically, the Company experiences seasonal growth of pawn service fees in the third and fourth quarter of each year due to pawn loan balance growth. Pawn service fees generally decline in the first and second quarter of each year after the typical repayment period of pawn loans due to statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds received by customers in the first quarter in the U.S. In addition, AFF customers generally exercise the early buyout option on their existing lease or finance receivable more frequently during the first quarter due to tax refund proceeds. Retail sales are seasonally higher in the fourth quarter as a result of holiday shopping and, to a lesser extent, in the first quarter due to the disbursement of tax refunds in the U.S.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry, as are most of the wholesale scrap jewelry sales. At December 31, 2023, the Company held approximately $156.0 million in jewelry inventories, which were primarily gold, representing 50% of total inventory. In addition, approximately $287.8 million, or 61%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2023, approximately $524.9 million, or 38%, was from jewelry sales. During 2023, the average market price of gold increased by 8% from $1,800 to $1,942 per ounce. The price of gold at December 31, 2023 was $2,078 per ounce compared to $1,814 at December 31, 2022. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers if forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar-translated basis, Latin America revenues and cost of revenues accounted for 25% and 23%, respectively, of consolidated amounts for the year ended December 31, 2023. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar, and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and, to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America pawn operations as expressed in U.S. dollars. For the year ended December 31, 2023, the Company’s Latin America revenues and pre-tax operating income would have been approximately $83.6 million and $13.7 million lower, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not typically use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2023 was 17.8 to 1 compared to 20.1 to 1 in 2022 and 20.3 to 1 in 2021. A one-point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2023 annual earnings by approximately $3.5 million. The impact of foreign exchange rates in Guatemala and Colombia is not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk for its long-term unsecured lines of credit. At December 31, 2023, the Company had $568.0 million outstanding under its U.S. revolving line of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over SOFR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and repriced with any changes in SOFR or TIIE. Based on the $568.0 million in outstanding borrowings at December 31, 2023, a 1% (100 basis points) increase in interest rates would have increased the Company’s annual interest expense by approximately $5.7 million for 2023.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2023, the fair value of the Company’s fixed rate debt was approximately $987.0 million and the outstanding principal of the Company’s fixed rate debt was $1,050.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2023 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM US LLP’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash Holdings, Inc. (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and our report dated February 5, 2024 expressed an unqualified opinion.

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
February 5, 2024

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance, Board Matters and Director Compensation” and “Delinquent Section 16(a) Reports,” contained in the Company’s Proxy Statement, to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”).

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

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2024 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of May 30, 2017, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/31/2017
4.3	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020
4.4	First Supplemental Indenture, dated November 17, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A.	8-K	001-10960	4.1	12/07/2021
4.5	Indenture, dated as of December 13, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A. (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	12/13/2021
4.6	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017
10.7	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.8	Employment Agreement, dated July 30, 2018, between Raul Ramos and FirstCash, Inc. *	10-Q	001-10960	10.1	08/01/2018
10.9	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.10	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.11	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.12	Employment Agreement, dated January 28, 2020, between Daniel R. Feehan and FirstCash, Inc. *	10-K	001-10960	10.16	02/03/2020
10.13	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	11/10/2020
10.14	Fifth Amendment to Amended and Restated Credit Agreement, dated December 8, 2021, by and among FirstCash, Inc., the guarantors and lenders listed herein and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/13/2021
10.15	Assignment and Assumption Agreement, dated December 16, 2021, between FirstCash, Inc. and FirstCash Holdings, Inc.	8-K12B	001-10960	10.1	12/16/2021
10.16	Registration Rights Agreement, dated as of December 17, 2021, by and among FirstCash Holdings, Inc. and certain seller parties thereto	8-K	001-10960	10.1	12/17/2021
10.17	Employment Agreement, dated February 25, 2022, between Rick L. Wessel and FirstCash Holdings, Inc. *	10-K	001-10960	10.17	02/28/2022
10.18	Employment Agreement, dated February 25, 2022, between T. Brent Stuart and FirstCash Holdings, Inc. *	10-K	001-10960	10.18	02/28/2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Employment Agreement, dated February 25, 2022, between R. Douglas Orr and FirstCash Holdings, Inc. *	10-K	001-10960	10.19	02/28/2022
10.20	Employment Agreement, dated February 25, 2022, between Howard F. Hambleton and FirstCash Holdings, Inc. *	10-K	001-10960	10.20	02/28/2022
10.21	Sixth Amendment to Amended and Restated Credit Agreement, dated August 30, 2022, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	08/31/2022
10.22	Seventh Amendment to Amended and Restated Credit Agreement, dated October 18, 2023, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	10-Q	001-10960	10.1	10/30/2023
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
97.1	FirstCash Holdings, Inc. Compensation Recoupment Policy (effective October 25, 2023) *					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 5, 2024	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 5, 2024

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2024

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 5, 2024

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 5, 2024

/s/ MARTHEA DAVIS Marthea Davis	Director	February 5, 2024

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 5, 2024

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 5, 2024

/s/ JAMES H. GRAVES James H. Graves	Director	February 5, 2024

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 5, 2024

/s/ DOUGLAS R. RIPPEL Douglas R. Rippel	Director	February 5, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 5, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for loan losses—finance receivables
As described in Notes 2 and 7 to the consolidated financial statements, the Company established an allowance for loan losses on its finance receivables of $96.5 million as of December 31, 2023, which was estimated using the Company’s expected lifetime loss model. Loan losses on finance receivables were estimated and recognized upon purchase of the receivable, based on expected loan losses for the full contractual life of the receivable. The Company’s expected lifetime loss model segmented the finance receivable population into monthly pools of receivable origination vintages by loan product and estimated the allowance for loan losses by applying modeled loss rates derived from historical cumulative loss experience. The Company then adjusted historical cumulative loss experience for observable and forecasted economic conditions and qualitative factors to address recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

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

Our audit procedures related to the Company’s allowance for loan losses on finance receivables, specifically the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for loan losses, including the application of modeled loss rates, forecasted economic conditions and qualitative factors and tested such controls for design and operating effectiveness, including controls related to management’s review of the qualitative factors and application of modeled loss rates and approval of the allowance for loan losses calculation.
•We tested the completeness and accuracy of data inputs into the expected lifetime loss model, including historical monthly origination balances and loss rates, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of modeled loss rates and adjustments to address recent and forecasted business trends, including delinquency rates, for reasonableness by comparing to internal and external source data.

Allowance for lease losses—leased merchandise
As described in Notes 2 and 8 to the consolidated financial statements, the Company established an allowance for lease losses on its portfolio of leased merchandise of $95.1 million as of December 31, 2023, representing estimated losses expected on its lease agreements. The Company estimated this allowance based on historical losses and expected losses that gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for lease losses on leased merchandise was subjective and required management to make significant judgements related to the selection and application of historical losses and adjustments for expected losses. We identified the allowance for lease losses on leased merchandise as a critical audit matter as auditing the judgements surrounding the selection and application of historical losses and adjustments for expected losses was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for lease losses on leased merchandise, specifically the selection and application of historical losses and adjustments for expected losses, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for lease losses, including the adjustments for expected losses and application of historical losses, and tested such controls for design and operating effectiveness, including controls related to management’s review of the adjustments for expected losses and application of historical losses and approval of the allowance for lease losses calculation.
•We tested the completeness and accuracy of data inputs into the allowance for lease losses model, including historical loss rates, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of historical losses and adjustments for expected losses for reasonableness by comparing to internal and external source data.

s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 5, 2024

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$127,018	$117,330
Accounts receivable, net	71,922	57,792
Pawn loans	471,846	390,617
Finance receivables, net	113,901	103,494
Inventories	312,089	288,339
Leased merchandise, net	171,191	153,302
Prepaid expenses and other current assets	38,634	19,788
Total current assets	1,306,601	1,130,662

Property and equipment, net	632,724	538,681
Operating lease right of use asset	328,458	307,009
Goodwill	1,727,652	1,581,381
Intangible assets, net	277,724	330,338
Other assets	10,242	9,415
Deferred tax assets, net	6,514	7,381
Total assets	$4,289,915	$3,904,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$163,050	$139,460
Customer deposits and prepayments	70,580	63,125
Lease liability, current	101,962	92,944
Total current liabilities	335,592	295,529

Revolving unsecured credit facilities	568,000	339,000
Senior unsecured notes	1,037,647	1,035,698
Deferred tax liabilities, net	136,773	151,759
Lease liability, non-current	215,485	203,115
Total liabilities	2,293,497	2,025,101

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
57,322 and 57,322 shares issued, respectively;
45,108 and 46,292 shares outstanding, respectively	573	573
Additional paid-in capital	1,741,046	1,734,528
Retained earnings	1,218,029	1,060,603
Accumulated other comprehensive loss	(43,037)	(106,573)
Common stock held in treasury, 12,214 and 11,030 shares at cost, respectively	(920,193)	(809,365)
Total stockholders’ equity	1,996,418	1,879,766
Total liabilities and stockholders’ equity	$4,289,915	$3,904,867

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Retail merchandise sales	$1,381,272	$1,261,136	$1,134,249
Pawn loan fees	658,536	561,390	475,782
Leased merchandise income	752,682	622,163	22,720
Interest and fees on finance receivables	233,818	181,280	9,024
Wholesale scrap jewelry sales	125,488	102,973	57,190
Total revenue	3,151,796	2,728,942	1,698,965

Cost of revenue:
Cost of retail merchandise sold	832,393	764,553	663,464
Depreciation of leased merchandise	411,455	353,495	12,826
Provision for lease losses	175,858	139,502	5,442
Provision for loan losses	123,030	118,502	48,952
Cost of wholesale scrap jewelry sold	101,821	88,304	49,129
Total cost of revenue	1,644,557	1,464,356	779,813

Net revenue	1,507,239	1,264,586	919,152

Expenses and other income:
Operating expenses	832,149	728,909	564,832
Administrative expenses	176,315	147,943	111,259
Depreciation and amortization	109,161	103,832	45,906
Interest expense	93,243	70,708	32,386
Interest income	(1,469)	(1,313)	(696)
(Gain) loss on foreign exchange	(1,529)	(585)	436
Merger and acquisition expenses	7,922	3,739	15,449
Gain on revaluation of contingent acquisition consideration	—	(109,549)	(17,871)
Other expenses (income), net	(1,402)	(2,731)	949
Total expenses and other income	1,214,390	940,953	752,650

Income before income taxes	292,849	323,633	166,502

Provision for income taxes	73,548	70,138	41,593

Net income	$219,301	$253,495	$124,909

Earnings per share:
Basic	$4.82	$5.37	$3.05
Diluted	4.80	5.36	3.04

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$219,301	$253,495	$124,909
Other comprehensive income (loss):
Currency translation adjustment	63,536	24,726	(12,867)
Comprehensive income	$282,837	$278,221	$112,042

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2022	57,322	$573	$1,734,528	$1,060,603	$(106,573)	11,030	$(809,365)	$1,879,766
Shares issued under share-based compensation plan, net of 28 shares net-settled	—	—	(7,156)	—	—	(64)	4,693	(2,463)
Share-based compensation expense	—	—	13,674	—	—	—	—	13,674
Net income	—	—	—	219,301	—	—	—	219,301
Cash dividends ($1.36 per share)	—	—	—	(61,875)	—	—	—	(61,875)
Currency translation adjustment	—	—	—	—	63,536	—	—	63,536
Purchases of treasury stock, including excise tax	—	—	—	—	—	1,248	(115,521)	(115,521)
As of 12/31/2023	57,322	$573	$1,741,046	$1,218,029	$(43,037)	12,214	$(920,193)	$1,996,418

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$219,301	$253,495	$124,909
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	411,455	353,495	12,826
Provision for lease losses	175,858	139,502	5,442
Provision for loan losses	123,030	118,502	48,952
Share-based compensation expense	13,674	10,853	5,150
Depreciation and amortization expense	109,161	103,832	45,906
Amortization of debt issuance costs	2,795	2,962	1,671
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(17,995)	44,378	1,132
Gain on revaluation of contingent acquisition consideration	—	(109,549)	(17,871)
Impairments and dispositions of certain other assets	496	1,722	949
Deferred income taxes, net	(13,103)	42,488	10,722
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(8,660)	(1,217)	(2,492)
Inventories purchased directly from customers, wholesalers or manufacturers	1,806	(3,141)	(27,006)
Leased merchandise, net	(605,202)	(502,355)	(22,563)
Prepaid expenses and other assets	(3,458)	(3,419)	3,094
Accounts payable, accrued liabilities and other liabilities	22,418	19,993	26,180
Income taxes	(15,434)	(2,236)	6,303
Net cash flow provided by operating activities	416,142	469,305	223,304
Cash flow from investing activities:
Pawn loans, net (1)	(34,978)	(35,817)	(73,340)
Finance receivables, net	(115,442)	(85,353)	(5,844)
Purchases of furniture, fixtures, equipment and improvements	(60,148)	(35,586)	(42,022)
Purchases of store real property	(70,452)	(82,902)	(79,507)
Portion of AFF Acquisition paid in cash, net of cash acquired	—	(25,000)	(462,102)
Acquisitions of pawn stores, net of cash acquired	(181,312)	(71,785)	(81,822)
Net cash flow used in investing activities	(462,332)	(336,443)	(744,637)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	646,334	286,000	560,000
Repayments of unsecured credit facilities	(416,026)	(206,000)	(424,000)
Issuance of senior unsecured notes	—	—	550,000
Debt issuance costs paid	(279)	(1,838)	(10,581)
Purchases of treasury stock	(114,378)	(157,864)	(49,610)
Proceeds from exercise of stock options	—	—	380
Payment of withholding taxes on net share settlements of restricted stock unit awards	(2,463)	—	(1,663)
Dividends paid	(61,875)	(59,571)	(47,533)
Net cash flow provided by (used in) financing activities	51,313	(139,273)	576,993

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2023	2022	2021
Effect of exchange rates on cash	4,565	3,695	(1,464)
Change in cash and cash equivalents	9,688	(2,716)	54,196
Cash and cash equivalents at beginning of the year	117,330	120,046	65,850
Cash and cash equivalents at end of the year	$127,018	$117,330	$120,046

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$90,278	$52,891	$29,461
Income taxes	102,163	30,069	24,563

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$529,429	$502,964	$430,306
Issuance of common stock associated with the AFF Acquisition	—	—	505,546

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

FirstCash Holdings, Inc. (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. On December 17, 2021, the Company completed the acquisition of AFF, which is a leading technology-driven retail POS payment solutions platform primarily focused on providing LTO products. The accompanying audited consolidated results of operations for the year ended December 31, 2023 and 2022 include the results of operations for AFF for the full respective period, while the comparable 2021 period includes the results of operations for AFF for the period December 17, 2021 to December 31, 2021, affecting the comparability of 2023 and 2022 amounts to 2021 amounts.

The Company operates two business lines: pawn operations and retail POS payment solutions, which are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia, while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in all 50 states in the U.S., the District of Columbia and Puerto Rico.

The Company’s primary line of business is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash- and credit-constrained consumers. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

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

Continuing Impact of COVID-19

The COVID-19 pandemic and government responses thereto had an initial adverse and material impact on pawn loan demand in 2020, which negatively impacted pawn receivables, inventories and revenues. This initial adverse impact in pawn loan demand was offset in large part by a positive impact in merchandise sales, especially among stay-at-home products, which were enhanced by federal stimulus payments directly to consumers. Throughout 2021 and 2022, as the contributory impacts of the pandemic normalized, pawn loan demand steadily recovered and pawn receivables, inventories and revenues are now ahead of pre-pandemic levels. Inflationary pressures on the Company’s customer base helped drive further demand for consumer credit, which contributed to the recovery in pawn loan demand.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements:

Principles of consolidation — The accompanying consolidated financial statements include the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries. The Company regularly makes acquisitions, and the results of operations for the acquisitions have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents — The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2023, the amount of cash associated with indefinitely reinvested foreign earnings was $39.9 million, which is primarily held in Mexican pesos.

Pawn loans and revenue recognition — Pawn loans are secured by the customer’s pledge of tangible personal property, which the Company holds during the term of the loan. If a pawn loan defaults, the Company relies on the sale of the pawned property to recover the principal amount of an unpaid pawn loan, plus a yield on the investment, as the Company’s pawn loans are non-

recourse against the customer. The Company accrues pawn loan fee revenue on a constant-yield basis over the life of the pawn loan for all pawns for which the Company deems collection to be probable based on historical pawn redemption statistics, which is included in accounts receivable, net in the accompanying consolidated balance sheets. If the pawn loan is not repaid prior to the expiration of the pawn loan term, including any extension or grace period, if applicable, the principal amount loaned becomes the inventory carrying value of the forfeited collateral, which is typically recovered through sales of the forfeited items at prices well above the carrying value. The Company has determined no allowance related to credit losses on pawn loans is required as the fair value of the pledged collateral is significantly in excess of the pawn loan amount.

Pawn inventories and revenue recognition — Pawn inventories represent merchandise acquired from forfeited pawn loans and merchandise purchased directly from the general public. The Company also retails limited quantities of new or refurbished merchandise obtained directly from wholesalers and manufacturers. Pawn inventories from forfeited pawn loans are recorded at the amount of the pawn principal on the unredeemed goods, exclusive of accrued interest. Pawn inventories purchased directly from customers, wholesalers and manufacturers are recorded at cost. The cost of pawn inventories is determined on the specific identification method. Pawn inventories are stated at the lower of cost or net realizable value and, accordingly, valuation allowances are established if pawn inventory carrying values are in excess of estimated selling prices, net of direct costs of disposal. Management has evaluated pawn inventories and determined that a valuation allowance is not necessary.

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

Layaway plan and deferred revenue — Customers can purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to pawn inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. Layaway payments from customers are included in customer deposits and prepayments in the accompanying consolidated balance sheets.

Leased merchandise and revenue recognition — The Company provides merchandise, consisting primarily of furniture and mattresses, appliances, jewelry, electronics and automotive products, to customers of its merchant partners for lease under certain terms agreed to by the customer. The customer has the right to acquire the title either through an early buyout option or through payment of all required lease payments. The Company maintains ownership of the leased merchandise until all payment obligations are satisfied under the lease agreement. The customer has the right to cancel the lease at any time by returning the merchandise. Leased merchandise contracts can typically be renewed for weekly, bi-weekly, semi-monthly, and monthly renewal periods and are generally renewed for between six and 24 months. Leased merchandise is stated at depreciated cost. The Company depreciates leased merchandise over the life of the lease and assumes no salvage value. Depreciation is accelerated upon an early buyout. All of the Company’s leased merchandise represents on-lease merchandise and all leases are operating leases.

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

Provision for lease losses — The Company records a provision for lease losses on an allowance method, which estimates the leased merchandise losses incurred but not yet identified by management as of the end of the accounting period. The allowance for lease losses is based primarily upon historical loss experience with consideration given to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The Company charges off leased merchandise when a lease is 90 days or more contractually past due. If an account is deemed to be uncollectible prior to this date, the Company will charge off the leased merchandise at the point in time it is deemed uncollectible.

Finance receivables and revenue recognition — The Company purchases and services retail finance receivables, the term of which typically ranges from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Accrued interest, net of an allowance for uncollectible interest income, is included in accounts receivable, net in the accompanying consolidated balance sheets and as of December 31, 2023 and 2022 was $12.8 million and $9.8 million, respectively. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

The Company offers customers an early payoff discount on most of its finance receivables, whereby the customer has between 90 and 101 days to pay the full principal balance without incurring any interest charge. If the borrower does not pay the full principal balance prior to the expiration of the early payoff discount period, interest charges are applied retroactively to the inception date of the loan. The Company accrues interest income during the early payoff discount period but records a reserve for loans expected to pay the full principal balance prior to the expiration of the early payoff discount period based on historical payment patterns.

Provision for loan losses — Expected lifetime losses on finance receivables are recognized upon loan purchase, which requires the Company to make its best estimate of probable lifetime losses at the time of purchase. The Company segments its finance receivable portfolio into pools of receivables with similar risk characteristics which include loan product and monthly origination vintage and evaluates each pool for impairment.

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

Foreign currency transactions — The Company has pawn operations in Latin America, where in Mexico, Guatemala and Colombia, the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S.-dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has pawn operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2023 was 17.8 to 1 compared to 20.1 to 1 in 2022 and 20.3 to 1 in 2021. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2023 was 7.8 to 1 compared to 7.7 to 1 in 2022 and 2021. The average value of the Colombian peso to the U.S. dollar exchange rate for 2023 was 4,328 to 1 compared to 4,253 to 1 in 2022 and 3,742 to 1 in 2021.

Operating expenses — Costs incurred in operating the Company’s pawn stores have been classified as operating expenses, which include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores. Additionally, costs incurred in operating AFF have been classified as operating expenses, which include salary and benefit expense of certain operations focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred.

Property and equipment — Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method generally based on estimated useful lives of 30 to 40 years for buildings and three to five years for furniture, fixtures and equipment. The costs of improvements on leased pawn stores are capitalized as leasehold improvements and are depreciated using the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred and renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period the assets are sold or retired.

Business combinations — Business combination accounting requires the Company to determine the fair value of all assets acquired, including identifiable intangible assets, liabilities assumed and contingent consideration issued in a business combination. The total consideration of the acquisition is allocated to the assets and liabilities in amounts equal to the estimated fair value of each asset and liability as of the acquisition date, and any remaining acquisition consideration is classified as goodwill. This allocation process requires extensive use of estimates and assumptions. When appropriate, the Company utilizes independent valuation experts to advise and assist in determining the fair value of the assets acquired and liabilities assumed in connection with a business acquisition, in determining appropriate amortization methods and periods for identified intangible assets and in determining the fair value of contingent consideration, which is reviewed at each subsequent reporting period with changes in the fair value of the contingent consideration recognized in the consolidated statements of income. See Note 3.

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company assesses goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology. See Note 14.

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

Merger and acquisition expenses — The Company incurs incremental costs directly associated with merger and acquisition activity, including, but not limited to, professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to consolidation of technology systems and corporate facilities. The Company presents merger and acquisition expenses separately in the consolidated statements of income to identify these incremental activities apart from the expenses incurred to operate the business.

Long-lived assets — Property and equipment, intangible assets subject to amortization and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.

The Company did not record any impairment loss for the years ended December 31, 2023 and 2022.

Fair value of financial instruments — The fair value of financial instruments is determined by reference to various market data and other valuation techniques, as appropriate. Financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. All fair value measurements related to acquisitions are level 3, non-recurring measurements, based on unobservable inputs. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values, due primarily to their short-term nature. See Note 6.

Income taxes — The Company uses the asset and liability method of computing deferred income taxes on all material temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. See Note 12.

Advertising — The Company expenses the costs of advertising when incurred. Advertising expense for the years ended December 31, 2023, 2022 and 2021, was $4.3 million, $4.1 million and $1.0 million, respectively.

Share-based compensation — All share-based payments to employees and directors are recognized in the financial statements based on the grant date or if applicable, the subsequent modification date fair value. The Company recognizes compensation cost net of estimated forfeitures and recognizes the compensation cost for only those awards expected to vest on a straight-line basis over the requisite service period of the award, which is generally the vesting term. The Company records share-based compensation cost as an administrative expense. See Note 15.

Forward sales commitments — The Company periodically uses forward sale agreements with a major gold bullion bank to sell a portion of the expected amount of scrap gold, which is typically jewelry that is broken or of low retail value, produced in the normal course of business from its liquidation of such merchandise. These commitments qualify for an exemption from derivative accounting as normal sales, based on historical terms, conditions and quantities, and are therefore not recorded on the Company's balance sheet.

Earnings per share — Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the year. The Company used the treasury stock method to calculate diluted earnings per share which gives effect to the potential dilution that could occur if securities or other contracts to issue common shares were exercised and converted into common shares during the year.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$219,301	$253,495	$124,909

Denominator:
Weighted-average common shares for calculating basic earnings per share	45,452	47,213	40,975
Effect of dilutive securities:
Restricted stock unit awards	241	117	49
Weighted-average common shares for calculating diluted earnings per share	45,693	47,330	41,024

Earnings per share:
Basic	$4.82	$5.37	$3.05
Diluted	4.80	5.36	3.04

Use of estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and related revenue and expenses, and the disclosure of gain and loss contingencies at the date of the financial statements. Such estimates and assumptions are subject to a number of risks and uncertainties, which may cause actual results to differ materially from the Company’s estimates. Significant estimates include the accrual for earned but uncollected pawn fees, allowances for lease and loan losses and related lease and loan loss provisions, valuation of acquired assets, assumed liabilities and contingent consideration of acquisitions, evaluation of goodwill and other intangible assets for impairment and current and deferred tax assets and liabilities.

Recent accounting pronouncements — In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No 2022-02, “Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings by creditors while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulty. In addition, the amendments require disclosure of current period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Except for expanded disclosures to its vintage disclosures, ASU 2022-02 did not have a material effect on the Company’s current financial position, results of operations or financial statements. See Note 7.

In October 2023, the FASB issued ASU No 2023-06, “ Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

NOTE 3 - ACQUISITIONS

2023 Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during 2023, the Company acquired 91 pawn stores in the U.S. in eight separate transactions and acquired two pawn licenses that were used to open two new pawn stores in the state of Nevada. The aggregate purchase price for these acquisitions totaled $178.6 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $178.0 million in cash paid during 2023, which included the repayment and extinguishment of $59.7 million of debt of the acquired businesses at closing and remaining short-term amounts payable to certain of the sellers of $0.6 million. During 2023, the Company also paid $3.3 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price for these individually immaterial pawn store acquisitions during 2023 (the “2023 Pawn Acquisitions”) is as follows (in thousands):

2023 Pawn Acquisitions
Pawn loans	$27,715
Accounts receivable	3,328
Inventories	17,090
Prepaid expenses and other current assets	996
Property and equipment	2,986
Operating lease right of use asset	20,597
Goodwill (1)	127,239
Intangible assets	4,410
Other non-current assets	280
Current liabilities	(5,467)
Lease liability	(20,597)
Aggregate purchase price	$178,577

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the 2023 Pawn Acquisitions have been consolidated since the respective acquisition dates. During 2023, revenue from the 2023 Pawn Acquisitions was $40.7 million and the earnings from the 2023 Pawn Acquisitions since the acquisition dates (including $6.1 million of transaction costs, net of tax) was approximately $1.1 million. Transaction costs associated with the 2023 Pawn Acquisitions were expensed as incurred and are presented in the consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting and other related third-party costs. Unaudited pro forma financial information reflecting the consolidated results of operations of the Company as if the 2023 Pawn Acquisitions had occurred on January 1, 2022 has not been presented as the 2023 Pawn Acquisitions were not significant in relation to the Company’s consolidated financial position or results of operations.

2022 Pawn Acquisitions

During 2022, the Company acquired 30 pawn stores in the U.S. in six separate transactions and one store in Guatemala in a separate transaction. The aggregate purchase price for these acquisitions totaled $73.0 million, net of cash acquired. The aggregate purchase price was composed of $69.6 million in cash paid at closing and remaining short-term amounts payable to certain of the sellers of approximately $3.4 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2023, 2022 and 2021 was 3.9 years, 4.1 years and 4.1 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2023, 2022 and 2021 was 8.0%, 6.5% and 6.2%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $2.5 million, gain of $1.3 million and loss of $0.6 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to the remeasurement of these U.S.-dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$141,831	$128,174	$125,439
Variable lease expense (1)	18,618	16,979	16,021
Total operating lease expense	$160,449	$145,153	$141,460

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2023 (in thousands):

2024	$122,795
2025	93,471
2026	69,106
2027	41,910
2028	20,403
Thereafter	22,235
Total	$369,920
Less amount of lease payments representing interest	(52,473)
Total present value of lease payments	$317,447

The following table details supplemental cash flow information related to operating leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$124,584	$116,225	$114,463
Leased assets obtained in exchange for new operating lease liabilities	110,819	95,132	110,531

NOTE 5 - STOCKHOLDERS' EQUITY

During 2023, the Company repurchased a total of 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $1.1 million of excise taxes during 2023. During 2022, the Company repurchased 2,204,000 shares of common stock at an aggregate cost of $157.9 million and an average cost per share of $71.63.

All repurchases during 2023 were conducted under the Company’s $100.0 million share repurchase program authorized in April 2022 and the $100.0 million share repurchase program authorized in October 2022 and such repurchases completed the authorizations under these programs. In July 2023, the Company’s Board of Directors authorized a new common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid in 2023 and 2022 were $61.9 million and $59.6 million, respectively. The amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023. The Company’s financial assets and liabilities as of December 31, 2022 that are measured at fair value on a recurring basis are as follows (in thousands):

Estimated Fair Value
Fair Value Measurements Using
	Level 1	Level 2	Level 3
Financial liabilities:
Contingent consideration as of December 31, 2022 (1)	$—	$—	$—

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

The Company estimated the preliminary fair value of the AFF Acquisition contingent consideration to be $127.4 million, as of the AFF Acquisition date. The Company revalued the contingent consideration to fair value at the end of each reporting period. The estimate of the fair value of contingent consideration is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the year ended December 31, 2023 and 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Contingent consideration at beginning of period	$—	$109,549
Change in fair value (1)	—	(109,549)
Contingent consideration at end of period	$—	$—

(1)The Company recognized a gain of $109.5 million during the year ended December 31, 2022 as a result of the change in fair value of the contingent consideration, which is included in gain on revaluation of contingent acquisition consideration in the accompanying consolidated statements of income.

There were no transfers in or out of Level 1, 2 or 3 during the years ended December 31, 2023, 2022 and 2021.

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

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of December 31, 2023 and 2022 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,018	$127,018	$127,018	$—	$—
Accounts receivable, net	71,922	71,922	—	—	71,922
Pawn loans	471,846	471,846	—	—	471,846
Finance receivables, net (1)	113,901	227,732	—	—	227,732
	$784,687	$898,518	$127,018	$—	$771,500

Financial liabilities:
Revolving unsecured credit facilities	$568,000	$568,000	$—	$568,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	987,000	—	987,000	—
	$1,618,000	$1,555,000	$—	$1,555,000	$—

(1)Finance receivables, gross as of December 31, 2023 was $227.5 million. See Note 7.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2022	2022	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,330	$117,330	$117,330	$—	$—
Accounts receivable, net	57,792	57,792	—	—	57,792
Pawn loans	390,617	390,617	—	—	390,617
Finance receivables, net (1)	103,494	201,895	—	—	201,895
	$669,233	$767,634	$117,330	$—	$650,304

Financial liabilities:
Revolving unsecured credit facilities	$339,000	$339,000	$—	$339,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	932,000	—	932,000	—
	$1,389,000	$1,271,000	$—	$1,271,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of December 31, 2023 and 2022. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on SOFR or TIIE and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - FINANCE RECEIVABLES, NET

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of December 31,
	2023	2022
Finance receivables, gross	$227,474	$195,987
Merchant partner discounts and premiums, net	(11,907)	(3,517)
Unearned origination fees	(5,212)	(4,143)
Finance receivables, amortized cost	210,355	188,327
Less allowance for loan losses	(96,454)	(84,833)
Finance receivables, net	$113,901	$103,494

The following table details the changes in the allowance for loan losses (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of year	$84,833	$75,574
Provision for loan losses	123,030	118,502
Charge-offs	(117,961)	(114,535)
Recoveries	6,552	5,292
Balance at end of year	$96,454	$84,833

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of December 31, 2023 and 2022, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
As of December 31, 2023
Delinquency:
1 to 30 days past due	$20,538	$2,771	$—	$23,309
31 to 60 days past due	10,892	1,627	—	12,519
61 to 89 days past due (1)	8,634	1,565	—	10,199
Total past due finance receivables	40,064	5,963	—	46,027
Current finance receivables	147,213	17,115	—	164,328
Finance receivables, amortized cost	$187,277	$23,078	$—	$210,355

	Origination Year
	2022	2021	2020	Total
As of December 31, 2022
Delinquency:
1 to 30 days past due	$16,996	$3,534	$—	$20,530
31 to 60 days past due	8,290	1,869	—	10,159
61 to 89 days past due (1)	6,732	1,779	—	8,511
Total past due finance receivables	32,018	7,182	—	39,200
Current finance receivables	129,008	20,119	—	149,127
Finance receivables, amortized cost	$161,026	$27,301	$—	$188,327

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the year ended December 31, 2023, by origination year (in thousands):

	Origination Year
	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during 2023	$51,597	$58,571	$7,793	$117,961

NOTE 8 - LEASED MERCHANDISE, NET

Leased merchandise, net, consists of the following (in thousands):

	As of December 31,
	2023	2022
Leased merchandise	$384,129	$335,038
Processing fees	(4,348)	(4,124)
Merchant partner discounts and premiums, net	2,501	2,456
Accumulated depreciation	(115,964)	(100,879)
Leased merchandise, before allowance for lease losses	266,318	232,491
Less allowance for lease losses	(95,127)	(79,189)
Leased merchandise, net	$171,191	$153,302

The following table details the changes in the allowance for lease losses (in thousands):

	As of December 31,
	2023	2022
Balance at beginning of year	$79,189	$5,442
Provision for lease losses	175,858	139,502
Charge-offs	(166,630)	(70,114)
Recoveries	6,710	4,359
Balance at end of year	$95,127	$79,189

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2023	2022
Land	$161,788	$141,795
Buildings	301,861	249,658
Furniture, fixtures, equipment and improvements	605,354	516,801
	1,069,003	908,254
Less accumulated depreciation	(436,279)	(369,573)
Property and equipment, net	$632,724	$538,681

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $52.1 million, $46.8 million and $42.5 million, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation	$46,257	$38,595
Sales, property and payroll taxes payable	32,609	27,226
Trade accounts payable	26,502	27,417
Accrued interest payable	24,443	24,276
Legal and professional fees payable	7,344	3,022
Benefits liabilities and withholding payable	3,373	2,383
Acquisition purchase price amounts payable to sellers	2,130	1,217
Income taxes payable	635	569
Other accrued liabilities	19,757	14,755
	$163,050	$139,460

NOTE 11 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2023	2022
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2027 (1)	$568,000	$339,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—
Total revolving unsecured credit facilities	568,000	339,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	494,499	493,475
5.625% senior unsecured notes due 2030 (3)	543,148	542,223
Total senior unsecured notes	1,037,647	1,035,698

Total long-term debt	$1,605,647	$1,374,698

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of December 31, 2023 and 2022, deferred debt issuance costs of $5.5 million and $6.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of December 31, 2023 and 2022, deferred debt issuance costs of $6.9 million and $7.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

As of December 31, 2023, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2023 are as follows (in thousands):

2024	$—
2025	—
2026	—
2027	568,000
2028	500,000
Thereafter	550,000
$1,618,000

Revolving Unsecured Credit Facility

During the period from January 1, 2023 through October 18, 2023, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $590.0 million. The Credit Facility matures on August 30, 2027. On October 18, 2023, the Company amended its domestic Credit Facility. The total lender commitment under the amended facility, which is provided by a group of twelve commercial banks, was increased by $50.0 million, from $590.0 million to $640.0 million. The amended credit facility remains unsecured and all other terms remained unchanged.

As of December 31, 2023, the Company had $568.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $69.2 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2023 was 7.96% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2023. During 2023, the Company received net proceeds of $229.0 million from borrowings pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

During the period from January 1, 2023 through March 9, 2023, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility charged interest at the TIIE plus a fixed spread of 2.5% and matured on March 9, 2023. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility through March 9, 2023. The Mexico Credit Facility matured on March 9, 2023 and during the period from January 1, 2023 through March 9, 2023, the Company had no amount outstanding under the Mexico Credit Facility.

In August 2023, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., entered into an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “2023 Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The 2023 Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the 2023 Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the 2023 Mexico Credit Facility as of December 31, 2023. As of December 31, 2023, the Company had no amount outstanding under the 2023 Mexico Credit Facility and $35.5 million ($600.0 million pesos) available for future borrowings.

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

The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes (the “2028 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2023, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

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

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes (the “2030 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2023, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2023, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before income taxes (1):
Domestic	$217,502	$253,560	$110,535
Foreign	75,347	70,073	55,967
Income before income taxes	$292,849	$323,633	$166,502

Current income taxes:
U.S. Federal	$53,217	$23,034	$14,031
Foreign	18,683	15,444	15,242
U.S. state and local	15,124	3,421	2,045
Current provision for income taxes	87,024	41,899	31,318

Deferred provision (benefit) for income taxes:
U.S. Federal	(6,253)	26,732	11,008
Foreign	1,475	(458)	(1,542)
U.S. state and local	(8,698)	1,965	809
Total deferred provision for income taxes	(13,476)	28,239	10,275

Provision for income taxes	$73,548	$70,138	$41,593

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties and interest, between domestic and foreign subsidiaries.

At December 31, 2023, the cumulative amount of undistributed earnings of foreign subsidiaries was $262.3 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2023 and 2022, the Company repatriated $31.0 million and $47.5 million, respectively, from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of these subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Property and equipment in foreign jurisdictions	$18,761	$14,585
Finance receivables	21,745	19,125
Accrued fees on forfeited pawn loans	8,866	8,168
Deferred cost of goods sold deduction	4,454	2,800
Accrued compensation, payroll taxes and employee benefits	4,509	3,699
U.S. state and certain foreign net operating losses	6,456	6,504
Other	5,100	5,167
Total deferred tax assets	69,891	60,048

Deferred tax liabilities:
Intangible assets	158,888	150,397
Leased merchandise and property and equipment in domestic jurisdictions	27,593	40,950
Net operating lease asset	2,702	2,646
Other	4,511	3,929
Total deferred tax liabilities	193,694	197,922

Net deferred tax liabilities before valuation allowance	(123,803)	(137,874)
Valuation allowance	(6,456)	(6,504)
Net deferred tax liabilities	$(130,259)	$(144,378)

Reported as:
Deferred tax assets	$6,514	$7,381
Deferred tax liabilities	(136,773)	(151,759)
Net deferred tax liabilities	$(130,259)	$(144,378)

The Company has a valuation allowance of $6.5 million and $6.5 million as of December 31, 2023 and 2022, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21%	21%	21%

Tax at the U.S. federal statutory rate	$61,498	$67,963	$35,149
U.S. state income tax, net of federal tax benefit of $1,349, $1,131 and $599, respectively	5,076	4,255	2,255
Benefit from gain on revaluation of contingent acquisition consideration	—	(4,580)	—
Net incremental income tax expense from foreign earnings (1)	4,373	272	2,007
Non-deductible compensation expense	4,358	3,297	1,943
Other taxes and adjustments, net	(1,757)	(1,069)	239
Provision for income taxes	$73,548	$70,138	$41,593

Effective tax rate	25.1%	21.7%	25.0%

(1)Includes a $5.7 million, $8.0 million and $6.3 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As of December 31, 2023 and 2022, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2023, 2022 and 2021.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico and the Netherlands, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2020. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2020. With respect to federal tax returns in Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico and the Netherlands, the tax years prior to 2018 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador, Jamaica, Puerto Rico or the Netherlands.

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

The Company believes it has meritorious defenses to all of the claims described below and intends to vigorously defend itself against such claims. However, legal and regulatory proceedings involve an inherent level of uncertainty and no assurances can be given regarding the ultimate outcome of any such matters or whether an adverse outcome would not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. At this stage, the Company is unable to determine whether a future loss will be incurred for any of its material outstanding legal and regulatory proceedings or to estimate a range of loss with respect to such proceeding, if any, and accordingly, no material amounts have been accrued in the Company’s financial statements for legal and regulatory proceedings.

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

Gold Forward Sales Contracts

As of December 31, 2023, the Company had contractual commitments to deliver a total of 72,500 gold ounces during the months of January 2024 through November 2025 at a weighted-average price of $2,043 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes, and the Company expects to have the required gold ounces to meet the commitments as they come due.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2023	U.S. Pawn Segment	Latin America Pawn Segment	Retail POS Payment Solutions Segment	Total
Balance, beginning of year	$916,048	$179,128	$486,205	$1,581,381
Acquisitions (see Note 3)	127,239	—	—	127,239
Effect of foreign currency translation	—	19,452	—	19,452
Other adjustments	(420)	—	—	(420)
Balance, end of year	$1,042,867	$198,580	$486,205	$1,727,652

December 31, 2022
Balance, beginning of year	$861,793	$171,279	$503,106	$1,536,178
Acquisitions (see Note 3)	55,455	—	—	55,455
Effect of foreign currency translation	—	7,849	—	7,849
Other adjustments	(1,200)	—	(16,901)	(18,101)
Balance, end of year	$916,048	$179,128	$486,205	$1,581,381

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2023 and 2022.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Merchant relationships	$194,000	$(63,070)	$130,930	$194,000	$(31,530)	$162,470
Developed technology	99,400	(40,588)	58,812	99,400	(20,708)	78,692
Customer relationships	28,250	(26,591)	1,659	26,294	(25,716)	578
AFF trade name	10,200	(10,200)	—	10,200	(5,314)	4,886
Lessee relationships	1,500	(1,500)	—	1,500	(1,201)	299
	$333,350	$(141,949)	$191,401	$331,394	$(84,469)	$246,925

Merchant relationships and customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the existing AFF merchants and returning pawn customers.

The following table details the remaining weighted-average amortization periods for the definite-lived intangible assets included in the table above:

Weighted-Average Remaining Amortization Period (Years)
As of December 31, 2023
Merchant relationships	2.4
Developed technology	1.5
Customer relationships	2.2
Total definite-lived intangible assets	2.1

Amortization expense for definite-lived intangible assets was $57.0 million, $57.1 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Estimated future amortization expense is as follows (in thousands):

2024	$50,146
2025	48,488
2026	45,551
2027	24,544
2028	22,672
$191,401

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2023 and 2022 consist of the following (in thousands):

	As of December 31,
	2023	2022
Trade names	$46,300	$46,300
Pawn licenses (1)	40,023	37,113
	$86,323	$83,413

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2023 and 2022.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2023, 2,818,000 shares were reserved for future grants to all employees and directors under the plans.

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

The 2023 performance-based awards vest on December 31, 2025. The performance period for these awards is the three-year cumulative period between January 1, 2023 and December 31, 2025. The performance goals for the 2023 grant include net income, adjusted for certain non-core and/or non-recurring items, AFF adjusted EBITDA and the Company’s total shareholder return (“TSR”) relative to a peer group over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

The 2022 performance-based awards vest on December 31, 2024. The performance period for these awards is the three-year cumulative period between January 1, 2022 and December 31, 2024. The performance goals for the 2022 grant include net income, adjusted for certain non-core and/or non-recurring items, AFF adjusted EBITDA and the Company’s TSR relative to a peer group over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period will result in awards being earned between 0% and 150% of the target share award.

The 2021 performance-based awards vested on December 31, 2023. The performance period for these awards was the three-year cumulative period between January 1, 2021 and December 31, 2023. The performance goals for the 2021 grant included net income, adjusted for certain non-core and/or non-recurring items, store additions and the Company’s TSR relative to a peer group over the three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each performance period result in awards being earned between 0% and 150% of the target share award. Based on the Company’s actual achievement of the three-year cumulative performance goals, the 2021 performance-based awards were earned at 150% of the target share award.

The TSR component of the 2020 performance-based awards vested on December 31, 2023. The performance period for the TSR award was the three-year cumulative period between January 1, 2021 and December 31, 2023 and measured the Company’s TSR relative to a peer group over that period. The Company’s level of achievement of the performance goal at the end of the performance period result in an award being earned between 0% and 150% of the target share award. Based on the Company’s actual achievement of the three-year cumulative performance goal, the TSR metric for the 2020 performance-based award was earned at 150% of the target share award.

The time-based awards granted in 2023, 2022 and 2021 to employees of the Company generally vest, subject to continued employment with the Company, over a three or five-year period from the grant date.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2023, 2022 and 2021 (shares in thousands):

	2023		2022		2021
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	435	$67.38	383	$71.93	373	$77.40
Performance-based grants (1)	107	91.76	120	69.78	105	58.68
Time-based grants	93	91.76	60	69.72	48	58.68
Performance-based vested	(211)	65.54	—	—	(91)	72.70
Time-based vested	(45)	69.97	(19)	70.33	(19)	67.86
Performance-based canceled	(10)	72.37	(109)	86.86	(18)	72.56
Time-based canceled	—	—	—	—	(15)	72.49
Outstanding at end of year	369	$80.68	435	$67.38	383	$71.93

(1)Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award.

Restricted stock unit awards vesting in 2023, 2022 and 2021 had an aggregate intrinsic value of $20.6 million, $1.5 million and $6.6 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $40.0 million at December 31, 2023.

Stock Options

The Company has not issued common stock options since 2011. Previous option awards have been granted to purchase the Company’s common stock at an exercise price equal to or greater than the fair market value at the date of grant and generally had a maximum duration of ten years.

During the year ended December 31, 2021, the final remaining stock option award was exercised leaving no outstanding stock options as of December 31, 2021. The option award of 10,000 shares carried an exercise price of $38 per share. The total intrinsic value of the options exercised for 2021 was $0.4 million. The intrinsic value is based on the closing price of the Company’s stock on the date of exercise.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to share-based compensation arrangements (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross compensation costs:
Restricted stock unit awards	$13,674	$10,853	$5,150

Income tax benefits:
Restricted stock unit awards	(605)	(1,428)	(205)

Net compensation expense	$13,069	$9,425	$4,945

As of December 31, 2023, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $14.5 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.4 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The employee and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions were $4.3 million, $4.0 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses, gain on revaluation of contingent acquisition consideration, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the years ended December 31, 2023, 2022 and 2021 as well as segment earning assets (in thousands):

	Year Ended December 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$854,190	$533,612	$—	$(6,530)	(1)	$1,381,272
Pawn loan fees	435,762	222,774	—	—		658,536
Leased merchandise income	—	—	752,682	—		752,682
Interest and fees on finance receivables	—	—	233,818	—		233,818
Wholesale scrap jewelry sales	78,571	46,917	—	—		125,488
Total revenue	1,368,523	803,303	986,500	(6,530)		3,151,796

Cost of revenue:
Cost of retail merchandise sold	490,544	345,309	—	(3,460)	(1)	832,393
Depreciation of leased merchandise	—	—	413,546	(2,091)	(1)	411,455
Provision for lease losses	—	—	177,418	(1,560)	(1)	175,858
Provision for loan losses	—	—	123,030	—		123,030
Cost of wholesale scrap jewelry sold	64,545	37,276	—	—		101,821
Total cost of revenue	555,089	382,585	713,994	(7,111)		1,644,557

Net revenue	813,434	420,718	272,506	581		1,507,239

Expenses and other income:
Operating expenses	451,543	243,146	137,460	—		832,149
Administrative expenses	—	—	—	176,315		176,315
Depreciation and amortization	25,585	21,350	3,030	59,196		109,161
Interest expense	—	—	—	93,243		93,243
Interest income	—	—	—	(1,469)		(1,469)
Gain on foreign exchange	—	—	—	(1,529)		(1,529)
Merger and acquisition expenses	—	—	—	7,922		7,922
Other expenses (income), net	—	—	—	(1,402)		(1,402)
Total expenses and other income	477,128	264,496	140,490	332,276		1,214,390

Income (loss) before income taxes	$336,306	$156,222	$132,016	$(331,695)		$292,849

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$344,152	$127,694	$—	$—		$471,846
Finance receivables, net	—	—	113,901	—		113,901
Inventories	221,843	90,246	—	—		312,089
Leased merchandise, net	—	—	171,706	(515)	(1)	171,191
Goodwill	1,042,867	198,580	486,205	—		1,727,652
Total assets	2,423,092	693,650	1,011,541	161,632		4,289,915

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$818,548	$447,523	$—	$(4,935)	(1)	$1,261,136
Pawn loan fees	373,416	187,974	—	—		561,390
Leased merchandise income	—	—	622,163	—		622,163
Interest and fees on finance receivables	—	—	181,280	—		181,280
Wholesale scrap jewelry sales	63,004	39,969	—	—		102,973
Total revenue	1,254,968	675,466	803,443	(4,935)		2,728,942

Cost of revenue:
Cost of retail merchandise sold	478,718	288,449	—	(2,614)	(1)	764,553
Depreciation of leased merchandise	—	—	354,104	(609)	(1)	353,495
Provision for lease losses	—	—	140,118	(616)	(1)	139,502
Provision for loan losses	—	—	118,502	—		118,502
Cost of wholesale scrap jewelry sold	54,893	33,411	—	—		88,304
Total cost of revenue	533,611	321,860	612,724	(3,839)		1,464,356

Net revenue (loss)	721,357	353,606	190,719	(1,096)		1,264,586

Expenses and other income:
Operating expenses	407,039	193,254	128,616	—		728,909
Administrative expenses	—	—	—	147,943		147,943
Depreciation and amortization	23,205	18,325	2,912	59,390		103,832
Interest expense	—	—	—	70,708		70,708
Interest income	—	—	—	(1,313)		(1,313)
Gain on foreign exchange	—	—	—	(585)		(585)
Merger and acquisition expenses	—	—	—	3,739		3,739
Gain on revaluation of contingent acquisition consideration	—	—	—	(109,549)		(109,549)
Other expenses (income), net	—	—	—	(2,731)		(2,731)
Total expenses and other income	430,244	211,579	131,528	167,602		940,953

Income (loss) before income taxes	$291,113	$142,027	$59,191	$(168,698)		$323,633

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$282,089	$108,528	$—	$—		$390,617
Finance receivables, net	—	—	103,494	—		103,494
Inventories	202,594	85,745	—	—		288,339
Leased merchandise, net	—	—	154,398	(1,096)	(1)	153,302
Goodwill	916,048	179,128	486,205	—		1,581,381
Total assets	2,108,157	619,839	1,047,814	129,057		3,904,867

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Revenue:
Retail merchandise sales	$742,374	$391,875	$—	$—	$1,134,249
Pawn loan fees	305,350	170,432	—	—	475,782
Leased merchandise income	—	—	22,720	—	22,720
Interest and fees on finance receivables	—	—	9,024	—	9,024
Wholesale scrap jewelry sales	27,163	30,027	—	—	57,190
Total revenue	1,074,887	592,334	31,744	—	1,698,965

Cost of revenue:
Cost of retail merchandise sold	416,039	247,425	—	—	663,464
Depreciation of leased merchandise	—	—	12,826	—	12,826
Provision for lease losses	—	—	5,442	—	5,442
Provision for loan losses	—	—	48,952	—	48,952
Cost of wholesale scrap jewelry sold	22,886	26,243	—	—	49,129
Total cost of revenue	438,925	273,668	67,220	—	779,813

Net revenue (loss)	635,962	318,666	(35,476)	—	919,152

Expenses and other income:
Operating expenses	380,895	179,020	4,917	—	564,832
Administrative expenses	—	—	—	111,259	111,259
Depreciation and amortization	22,234	17,834	122	5,716	45,906
Interest expense	—	—	—	32,386	32,386
Interest income	—	—	—	(696)	(696)
Loss on foreign exchange	—	—	—	436	436
Merger and acquisition expenses	—	—	—	15,449	15,449
Gain on revaluation of contingent acquisition consideration	—	—	—	(17,871)	(17,871)
Other expenses (income), net	—	—	—	949	949
Total expenses and other income	403,129	196,854	5,039	147,628	752,650

Income (loss) before income taxes	$232,833	$121,812	$(40,515)	$(147,628)	$166,502

	As of December 31, 2021
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations	Consolidated
Pawn loans	$256,311	$91,662	$—	$—	$347,973
Finance receivables, net	—	—	181,021	—	181,021
Inventories	197,486	65,825	—	—	263,311
Leased merchandise, net	—	—	143,944	—	143,944
Goodwill	861,793	171,279	503,106	—	1,536,178
Total assets	1,944,487	562,661	1,178,729	150,575	3,836,452

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets, net) by geographic area (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue:
U.S.	$2,348,493	$2,053,476	$1,106,631
Mexico	762,563	639,199	562,493
Other Latin America	40,740	36,267	29,841
	$3,151,796	$2,728,942	$1,698,965

Long-lived assets:
U.S.	$529,180	$449,201	$373,218
Mexico	101,649	88,233	84,648
Other Latin America	12,137	10,662	13,191
	$642,966	$548,096	$471,057