Form 10-Q
period 2024-03-31
FirstCash Holdings, Inc.
filed 2024-04-29
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024
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

As of April 24, 2024, there were 45,473,298 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to, or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions, to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products, including, as a result to, changes in the general economic conditions; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and higher gas prices, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2024	2023	2023
ASSETS
Cash and cash equivalents	$135,070	$100,795	$127,018
Accounts receivable, net	69,703	56,357	71,922
Pawn loans	456,079	377,697	471,846
Finance receivables, net	105,653	102,093	113,901
Inventories	302,385	257,603	312,089
Leased merchandise, net	157,785	148,854	171,191
Prepaid expenses and other current assets	30,460	29,523	38,634
Total current assets	1,257,135	1,072,922	1,306,601

Property and equipment, net	658,349	563,422	632,724
Operating lease right of use asset	320,515	308,890	328,458
Goodwill	1,730,353	1,591,460	1,727,652
Intangible assets, net	265,184	315,865	277,724
Other assets	10,080	9,204	10,242
Deferred tax assets, net	5,836	7,534	6,514
Total assets	$4,247,452	$3,869,297	$4,289,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$138,812	$142,277	$163,050
Customer deposits and prepayments	75,423	69,075	70,580
Lease liability, current	100,874	95,338	101,962
Total current liabilities	315,109	306,690	335,592

Revolving unsecured credit facilities	15,000	308,000	568,000
Senior unsecured notes	1,529,147	1,036,176	1,037,647
Deferred tax liabilities, net	133,606	145,686	136,773
Lease liability, non-current	209,208	201,871	215,485
Total liabilities	2,202,070	1,998,423	2,293,497

Stockholders’ equity:
Common stock	573	573	573
Additional paid-in capital	1,727,564	1,730,747	1,741,046
Retained earnings	1,263,564	1,092,697	1,218,029
Accumulated other comprehensive loss	(36,702)	(77,060)	(43,037)
Common stock held in treasury, at cost	(909,617)	(876,083)	(920,193)
Total stockholders’ equity	2,045,382	1,870,874	1,996,418
Total liabilities and stockholders’ equity	$4,247,452	$3,869,297	$4,289,915

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Retail merchandise sales	$366,821	$327,915
Pawn loan fees	179,535	151,560
Leased merchandise income	205,671	183,438
Interest and fees on finance receivables	57,387	54,642
Wholesale scrap jewelry sales	26,956	45,184
Total revenue	836,370	762,739

Cost of revenue:
Cost of retail merchandise sold	223,529	199,001
Depreciation of leased merchandise	120,284	101,605
Provision for lease losses	43,010	49,065
Provision for loan losses	30,418	29,285
Cost of wholesale scrap jewelry sold	23,289	35,727
Total cost of revenue	440,530	414,683

Net revenue	395,840	348,056

Expenses and other income:
Operating expenses	221,136	199,061
Administrative expenses	43,057	39,017
Depreciation and amortization	26,027	27,111
Interest expense	25,418	20,897
Interest income	(743)	(517)
Gain on foreign exchange	(186)	(802)
Merger and acquisition expenses	597	31
Other expenses (income), net	(1,351)	45
Total expenses and other income	313,955	284,843

Income before income taxes	81,885	63,213

Provision for income taxes	20,517	15,825

Net income	$61,368	$47,388

Earnings per share:
Basic	$1.36	$1.03
Diluted	$1.35	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$61,368	$47,388
Other comprehensive income:
Currency translation adjustment	6,335	29,513
Comprehensive income	$67,703	$76,901

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2023	57,322	$573	$1,741,046	$1,218,029	$(43,037)	12,214	$(920,193)	$1,996,418
Shares issued under share-based compensation plan, net of 59 shares net-settled	—	—	(17,583)	—	—	(140)	10,576	(7,007)
Share-based compensation expense	—	—	4,101	—	—	—	—	4,101
Net income	—	—	—	61,368	—	—	—	61,368
Cash dividends ($0.35 per share)	—	—	—	(15,833)	—	—	—	(15,833)
Currency translation adjustment	—	—	—	—	6,335	—	—	6,335
As of 3/31/2024	57,322	$573	$1,727,564	$1,263,564	$(36,702)	12,074	$(909,617)	$2,045,382

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2024	2023
Cash flow from operating activities:
Net income	$61,368	$47,388
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	120,284	101,605
Provision for lease losses	43,010	49,065
Provision for loan losses	30,418	29,285
Share-based compensation expense	4,101	3,375
Depreciation and amortization expense	26,027	27,111
Amortization of debt issuance costs	819	692
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(6,859)	(3,344)
Impairments and dispositions of certain other assets	461	45
Deferred income taxes, net	(2,421)	(5,732)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	2,491	2,484
Inventories purchased directly from customers, wholesalers or manufacturers	3,912	12,819
Leased merchandise, net	(149,888)	(146,222)
Prepaid expenses and other assets	1,935	(2,138)
Accounts payable, accrued liabilities and other liabilities	(31,722)	(20,992)
Income taxes	18,596	15,153
Net cash flow provided by operating activities	122,532	110,594
Cash flow from investing activities:
Pawn loans, net (1)	25,149	44,358
Finance receivables, net	(15,311)	(24,540)
Purchases of furniture, fixtures, equipment and improvements	(26,427)	(13,828)
Purchases of store real property	(11,340)	(17,483)
Acquisitions of pawn stores, net of cash acquired	(1,705)	(1,746)
Net cash flow used in investing activities	(29,634)	(13,239)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	50,000	73,000
Repayments of unsecured credit facilities	(603,000)	(104,000)
Issuance of senior unsecured notes	500,000	—
Debt issuance costs paid	(9,094)	—
Purchases of treasury stock	—	(67,227)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(7,007)	(2,463)
Dividends paid	(15,833)	(15,294)
Net cash flow used in financing activities	(84,934)	(115,984)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2024	2023
Effect of exchange rates on cash	88	2,094
Change in cash and cash equivalents	8,052	(16,535)
Cash and cash equivalents at beginning of the period	127,018	117,330
Cash and cash equivalents at end of the period	$135,070	$100,795

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2023, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, includes the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquisitions have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024. The consolidated financial statements as of March 31, 2024 and 2023, and for the three month periods ended March 31, 2024 and 2023, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2023-07 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

In March 2024, the FASB issued ASU No 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements” (“ASU 2024-02”). ASU 2024-02 removes references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. ASU 2024-02 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. The Company adopted ASU 2024-02 effective January 1, 2024 on a prospective basis. The adoption of ASU 2024-02 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income	$61,368	$47,388

Denominator:
Weighted-average common shares for calculating basic earnings per share	45,244	46,147
Effect of dilutive securities:
Restricted stock unit awards	143	165
Weighted-average common shares for calculating diluted earnings per share	45,387	46,312

Earnings per share:
Basic	$1.36	$1.03
Diluted	$1.35	$1.02

Note 3 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 3.9 years as of March 31, 2024 and 4.0 years as of March 31, 2023.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2024 and 2023 was 8.2% and 6.9%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.2 million and $1.2 million during the three months ended March 31, 2024 and 2023, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating lease expense	$36,919	$33,540
Variable lease expense (1)	5,021	4,472
Total operating lease expense	$41,940	$38,012

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2024 (in thousands):

Nine months ending December 31, 2024	$94,112
2025	98,976
2026	74,162
2027	46,168
2028	23,853
Thereafter	24,406
Total	$361,677
Less amount of lease payments representing interest	(51,595)
Total present value of lease payments	$310,082

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$33,439	$30,146
Leased assets obtained in exchange for new operating lease liabilities	$19,924	$19,734

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. The Company’s financial assets and liabilities as of March 31, 2023 that are measured at fair value on a recurring basis are as follows (in thousands):

Estimated Fair Value
Fair Value Measurements Using
	Level 1	Level 2	Level 3
Financial liabilities (1):
Contingent consideration as of March 31, 2023	$—	$—	$—

(1)As of March 31, 2023, under the American First Finance (“AFF”) purchase agreement, the seller parties had the right to receive up to $50.0 million of additional consideration if AFF achieved certain adjusted EBITDA targets for the first half of 2023. The Company revalues this contingent consideration to fair value at the end of each reporting period. The estimate of the fair value of contingent consideration is determined by applying a Monte Carlo simulation, which includes inputs not observable in the market, such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of AFF over the earn-out period, and therefore represents a Level 3 measurement. Significant increases or decreases in these inputs could result in a significantly lower or higher fair value measurement of the contingent consideration.

The changes in financial assets and liabilities that are measured and recorded at fair value on a recurring basis using Level 3 fair value measurements for the three months ended March 31, 2023 are as follows (in thousands):

Three Months Ended
March 31, 2023
Contingent consideration at beginning of the period	$—
Change in fair value	—
Contingent consideration at end of the period	$—

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the three months ended March 31, 2024 and 2023.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of March 31, 2024, March 31, 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$135,070	$135,070	$135,070	$—	$—
Accounts receivable, net	69,703	69,703	—	—	69,703
Pawn loans	456,079	456,079	—	—	456,079
Finance receivables, net (1)	105,653	227,922	—	—	227,922
	$766,505	$888,774	$135,070	$—	$753,704

Financial liabilities:
Revolving unsecured credit facilities	$15,000	$15,000	$—	$15,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,489,000	—	1,489,000	—
	$1,565,000	$1,504,000	$—	$1,504,000	$—

(1)Finance receivables, gross as of March 31, 2024 was $222.1 million. See Note 5.

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$100,795	$100,795	$100,795	$—	$—
Accounts receivable, net	56,357	56,357	—	—	56,357
Pawn loans	377,697	377,697	—	—	377,697
Finance receivables, net (1)	102,093	214,206	—	—	214,206
	$636,942	$749,055	$100,795	$—	$648,260

Financial liabilities:
Revolving unsecured credit facilities	$308,000	$308,000	$—	$308,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	950,000	—	950,000	—
	$1,358,000	$1,258,000	$—	$1,258,000	$—

(1)Finance receivables, gross as of March 31, 2023 was $201.3 million. See Note 5.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,018	$127,018	$127,018	$—	$—
Accounts receivable, net	71,922	71,922	—	—	71,922
Pawn loans	471,846	471,846	—	—	471,846
Finance receivables, net (1)	113,901	227,732	—	—	227,732
	$784,687	$898,518	$127,018	$—	$771,500

Financial liabilities:
Revolving unsecured credit facilities	$568,000	$568,000	$—	$568,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	987,000	—	987,000	—
	$1,618,000	$1,555,000	$—	$1,555,000	$—

(1)Finance receivables, gross as of December 31, 2023 were $227.5 million. See Note 5.

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

The carrying value of the unsecured credit facilities approximates fair value as of March 31, 2024, March 31, 2023 and December 31, 2023. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 5 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of March 31,		As of December 31,
	2024	2023	2023
Finance receivables, gross	$222,087	$201,288	$227,474
Merchant partner discounts and premiums, net	(15,221)	(6,328)	(11,907)
Unearned origination fees	(5,193)	(4,257)	(5,212)
Finance receivables, amortized cost	201,673	190,703	210,355
Less allowance for loan losses	(96,020)	(88,610)	(96,454)
Finance receivables, net	$105,653	$102,093	$113,901

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$96,454	$84,833
Provision for loan losses	30,418	29,285
Charge-offs	(33,279)	(27,117)
Recoveries	2,427	1,609
Balance at end of period	$96,020	$88,610

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of March 31, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	Total
As of March 31, 2024
Delinquency:
1 to 30 days past due	$6,215	$12,594	$1,304	$20,113
31 to 60 days past due	1,950	7,526	704	10,180
61 to 89 days past due (1)	453	7,584	697	8,734
Total past due finance receivables	8,618	27,704	2,705	39,027
Current finance receivables	66,804	87,360	8,482	162,646
Finance receivables, amortized cost	$75,422	$115,064	$11,187	$201,673

	Origination Year
	2023	2022	2021	Total
As of March 31, 2023
Delinquency:
1 to 30 days past due	$5,509	$9,822	$1,408	$16,739
31 to 60 days past due	1,632	6,163	870	8,665
61 to 89 days past due (1)	419	6,507	858	7,784
Total past due finance receivables	7,560	22,492	3,136	33,188
Current finance receivables	68,791	78,123	10,601	157,515
Finance receivables, amortized cost	$76,351	$100,615	$13,737	$190,703

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the three months ended March 31, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the three months ended March 31, 2024	$131	$29,270	$3,878	$—	$33,279

Gross charge-offs during the three months ended March 31, 2023	—	187	22,444	4,486	27,117

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of March 31,		As of December 31,
	2024	2023	2023
Leased merchandise	$369,298	$349,648	$384,129
Processing fees	(4,022)	(4,341)	(4,348)
Merchant partner discounts and premiums, net	2,203	2,693	2,501
Accumulated depreciation	(114,431)	(105,997)	(115,964)
Leased merchandise, before allowance for lease losses	253,048	242,003	266,318
Less allowance for lease losses	(95,263)	(93,149)	(95,127)
Leased merchandise, net	$157,785	$148,854	$171,191

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Balance at beginning of period	$95,127	$79,189
Provision for lease losses	43,010	49,065
Charge-offs	(44,877)	(36,778)
Recoveries	2,003	1,673
Balance at end of period	$95,263	$93,149

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2024	2023	2023
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2027 (1)	$15,000	$308,000	$568,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving unsecured credit facilities	15,000	308,000	568,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	494,763	493,727	494,499
5.625% senior unsecured notes due 2030 (3)	543,388	542,449	543,148
6.875% senior unsecured notes due 2032 (4)	490,996	—	—
Total senior unsecured notes	1,529,147	1,036,176	1,037,647

Total long-term debt	$1,544,147	$1,344,176	$1,605,647

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of March 31, 2024, March 31, 2023 and December 31, 2023, deferred debt issuance costs of $5.2 million, $6.3 million and $5.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of March 31, 2024, March 31, 2023 and December 31, 2023, deferred debt issuance costs of $6.6 million, $7.6 million and $6.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of March 31, 2024, deferred debt issuance costs of $9.0 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2024, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $640.0 million. The Credit Facility matures on August 30, 2027. As of March 31, 2024, the Company had $15.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $622.2 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2024 was 7.92% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2024. During the three months ended March 31, 2024, the Company made net payments of $553.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of March 31, 2024, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2024. At March 31, 2024, the Company had no amount outstanding under the Mexico Credit Facility and $36.0 million ($600.0 million pesos) available for future borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2024, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2024, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2024. The 2032 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Company used the net proceeds from the offering to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company capitalized $9.1 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2032 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2032 Notes in the accompanying consolidated balance sheets.

The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes (the “2032 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2024, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

The Company may redeem some or all of the 2032 Notes at any time on or after March 1, 2027, at the redemption prices set forth in the 2032 Notes Indenture, plus accrued and unpaid interest, if any. In addition, prior to March 1, 2027, the Company may redeem some or all of the 2032 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the 2032 Notes Indenture. The Company may redeem up to 40% of the 2032 Notes on or prior to March 1, 2027 with the proceeds of certain equity offerings at the redemption prices set forth in the 2032 Notes Indenture. If the Company or any of its restricted subsidiaries sells certain assets or if the Company consummates certain change in control transactions, the Company will be required to make an offer to repurchase the 2032 Notes.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the Military Lending Act (“MLA”) in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. On March 28, 2022, the CFPB filed a motion to strike certain affirmative defenses of the Company. The Company responded by filing a motion for partial summary judgment. On October 24, 2022, the Company filed a motion to dismiss the lawsuit on the basis that the funding structure of the CFPB is unconstitutional. This motion to dismiss follows the decision in another case by the Fifth Circuit Court of Appeals which found that the CFPB is unconstitutionally structured. The Fifth Circuit’s decisions govern the law applied in the jurisdiction in which the CFPB action is pending against the Company. In light of the CFPB's stated intent to seek Supreme Court review of that decision, the parties stipulated to a stay of the action against the Company, which the Court entered on November 4, 2022. The Supreme Court is currently reviewing the Fifth Circuit's decision, with oral arguments having been completed on October 3, 2023. The stay of the CFPB’s action against the Company will remain in effect until the Supreme Court issues its decision with respect to the appeal. If the Supreme Court decides in favor of the CFPB, the stay will be lifted and the Company and the CFPB will continue to litigate the civil action brought against the Company by the CFPB.

Gold Forward Sales Contracts

As of March 31, 2024, the Company had contractual commitments to deliver a total of 83,000 gold ounces during the months of April 2024 and February 2026 at a weighted-average price of $2,110 per ounce. The ounces required to be delivered over this time period are within historical scrap gold volumes, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 9 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, gain on foreign exchange, merger and acquisition expenses, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three month period ended March 31, 2024 and 2023 as well as segment earning assets (in thousands):

	Three Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$236,990	$130,849	$—	$(1,018)	(1)	$366,821
Pawn loan fees	122,974	56,561	—	—		179,535
Leased merchandise income	—	—	205,671	—		205,671
Interest and fees on finance receivables	—	—	57,387	—		57,387
Wholesale scrap jewelry sales	17,726	9,230	—	—		26,956
Total revenue	377,690	196,640	263,058	(1,018)		836,370

Cost of revenue:
Cost of retail merchandise sold	139,914	84,183	—	(568)	(1)	223,529
Depreciation of leased merchandise	—	—	120,774	(490)	(1)	120,284
Provision for lease losses	—	—	43,180	(170)	(1)	43,010
Provision for loan losses	—	—	30,418	—		30,418
Cost of wholesale scrap jewelry sold	15,266	8,023	—	—		23,289
Total cost of revenue	155,180	92,206	194,372	(1,228)		440,530

Net revenue	222,510	104,434	68,686	210		395,840

Expenses and other income:
Operating expenses	118,895	67,425	34,816	—		221,136
Administrative expenses	—	—	—	43,057		43,057
Depreciation and amortization	7,013	5,105	721	13,188		26,027
Interest expense	—	—	—	25,418		25,418
Interest income	—	—	—	(743)		(743)
Gain on foreign exchange	—	—	—	(186)		(186)
Merger and acquisition expenses	—	—	—	597		597
Other expenses (income), net	—	—	—	(1,351)		(1,351)
Total expenses and other income	125,908	72,530	35,537	79,980		313,955

Income (loss) before income taxes	$96,602	$31,904	$33,149	$(79,770)		$81,885

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of March 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$315,792	$140,287	$—	$—		$456,079
Finance receivables, net	—	—	105,653	—		105,653
Inventories	216,762	85,623	—	—		302,385
Leased merchandise, net	—	—	158,090	(305)	(1)	157,785

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$210,681	$118,937	$—	$(1,703)	(1)	$327,915
Pawn loan fees	102,684	48,876	—	—		151,560
Leased merchandise income	—	—	183,438	—		183,438
Interest and fees on finance receivables	—	—	54,642	—		54,642
Wholesale scrap jewelry sales	26,316	18,868	—	—		45,184
Total revenue	339,681	186,681	238,080	(1,703)		762,739

Cost of revenue:
Cost of retail merchandise sold	121,929	77,963	—	(891)	(1)	199,001
Depreciation of leased merchandise	—	—	102,172	(567)	(1)	101,605
Provision for lease losses	—	—	49,166	(101)	(1)	49,065
Provision for loan losses	—	—	29,285	—		29,285
Cost of wholesale scrap jewelry sold	21,082	14,645	—	—		35,727
Total cost of revenue	143,011	92,608	180,623	(1,559)		414,683

Net revenue (loss)	196,670	94,073	57,457	(144)		348,056

Expenses and other income:
Operating expenses	109,781	55,756	33,524	—		199,061
Administrative expenses	—	—	—	39,017		39,017
Depreciation and amortization	5,870	5,445	736	15,060		27,111
Interest expense	—	—	—	20,897		20,897
Interest income	—	—	—	(517)		(517)
Gain on foreign exchange	—	—	—	(802)		(802)
Merger and acquisition expenses	—	—	—	31		31
Other expenses (income), net	—	—	—	45		45
Total expenses and other income	115,651	61,201	34,260	73,731		284,843

Income (loss) before income taxes	$81,019	$32,872	$23,197	$(73,875)		$63,213

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of March 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$256,773	$120,924	$—	$—		$377,697
Finance receivables, net	—	—	102,093	—		102,093
Inventories	178,587	79,016	—	—		257,603
Leased merchandise, net	—	—	150,094	(1,240)	(1)	148,854

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of March 31, 2024, the Company operated 2,997 pawn store locations composed of 1,179 stores in 29 U.S. states and the District of Columbia, 1,721 stores in 32 states in Mexico, 67 stores in Guatemala, 15 stores in Colombia and 15 stores in El Salvador.

The following table details pawn store count activity for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	U.S.	Latin America	Total
Total locations, beginning of period	1,183	1,814	2,997
New locations opened (1)	—	19	19
Locations acquired	1	—	1
Consolidation of existing pawn locations (2) (3)	(5)	(15)	(20)
Total locations, end of period	1,179	1,818	2,997

(1)In addition to new store openings, the Company strategically relocated two stores in the U.S. during the three months ended March 31, 2024.

(2)Store consolidations were primarily acquired locations over the past seven years which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

(3)Includes 10 pawnshops located in Acapulco, Mexico that were severely damaged by a hurricane in the fall of 2023 which the Company elected to consolidate with other stores in this market. The Company expects to replace certain of these locations in this market over time as the city’s infrastructure recovers.

POS Payment Solutions

As of March 31, 2024, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 12,200 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico. This compares to the active door count of approximately 9,800 locations at March 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2023 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2024.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$236,990	$210,681	12%
Pawn loan fees	122,974	102,684	20%
Wholesale scrap jewelry sales	17,726	26,316	(33)%
Total revenue	377,690	339,681	11%

Cost of revenue:
Cost of retail merchandise sold (2)	139,914	121,929	15%
Cost of wholesale scrap jewelry sold	15,266	21,082	(28)%
Total cost of revenue	155,180	143,011	9%

Net revenue	222,510	196,670	13%

Segment expenses:
Operating expenses	118,895	109,781	8%
Depreciation and amortization	7,013	5,870	19%
Total segment expenses	125,908	115,651	9%

Segment pre-tax operating income	$96,602	$81,019	19%

Operating metrics:
Retail merchandise sales margin	41%	42%
Net revenue margin	59%	58%
Segment pre-tax operating margin	26%	24%

(1)Includes $1.0 million and $1.7 million of retail merchandise sales from intersegment transactions for the three months ended March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated U.S. retail merchandise sales for the three months ended March 31, 2024 and 2023 totaled $236.0 million and $209.0 million, respectively.

(2)Includes $0.6 million and $0.9 million of cost of retail merchandise sold from intersegment transactions for the three months ended March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated U.S. cost of retail merchandise sold for the three months ended March 31, 2024 and 2023 totaled $139.3 million and $121.0 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of March 31, 2024 compared to March 31, 2023 (dollars in thousands, except as otherwise noted):

	As of March 31,
	2024	2023	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$315,792	$256,773	23%
Inventories	216,762	178,587	21%
	$532,554	$435,360	22%

Average outstanding pawn loan amount (in ones)	$261	$248	5%

Composition of pawn collateral:
General merchandise	29%	30%
Jewelry	71%	70%
	100%	100%

Composition of inventories:
General merchandise	41%	42%
Jewelry	59%	58%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 12%, totaling $237.0 million during the first quarter of 2024 compared to $210.7 million for the first quarter of 2023. Same-store retail sales increased 4% in the first quarter of 2024 compared to the first quarter of 2023. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores. The gross profit margin on retail merchandise sales in the U.S. was 41% in the first quarter of 2024 and 42% in the first quarter of 2023, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 21% from $178.6 million at March 31, 2023 to $216.8 million at March 31, 2024. The increase was primarily due to incremental inventories from acquired stores and an increase in same-store inventories as a result of the higher pawn loan balances noted below. Inventories aged greater than one year in the U.S. decreased to 1% at March 31, 2024 compared to 2% at March 31, 2023.

Pawn Lending Operations

U.S. pawn loan receivables as of March 31, 2024 increased 23% in total and 14% on a same-store basis compared to March 31, 2023. The increase in total pawn receivables was due to incremental pawn loans from acquired stores and an increase in same-store pawn receivables, which the Company believes was primarily due to continued inflationary pressures driving additional demand for pawn loans and tightened underwriting for other competing forms of consumer credit.

U.S. pawn loan fees increased 20% to $123.0 million during the first quarter of 2024 compared to $102.7 million for the first quarter of 2023. Same-store pawn fees in the first quarter of 2024 increased 12% compared to the first quarter of 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and continued growth in demand for pawn loans.

Segment Expenses

U.S. operating expenses increased 8% to $118.9 million during the first quarter of 2024 compared to $109.8 million during the first quarter of 2023. The increase in operating expenses was primarily due to store growth.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the first quarter of 2024 was $96.6 million, which generated a pre-tax segment operating margin of 26% compared to $81.0 million and 24% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected an improved net revenue margin partially offset by the increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 benefited from a 9% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2024 compared to March 31, 2023 also benefited from an 8% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,	Increase /
	March 31,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$130,849	$118,937	10%	$119,466	—%
Pawn loan fees	56,561	48,876	16%	51,626	6%
Wholesale scrap jewelry sales	9,230	18,868	(51)%	9,230	(51)%
Total revenue	196,640	186,681	5%	180,322	(3)%

Cost of revenue:
Cost of retail merchandise sold	84,183	77,963	8%	76,886	(1)%
Cost of wholesale scrap jewelry sold	8,023	14,645	(45)%	7,313	(50)%
Total cost of revenue	92,206	92,608	—%	84,199	(9)%

Net revenue	104,434	94,073	11%	96,123	2%

Segment expenses:
Operating expenses	67,425	55,756	21%	61,712	11%
Depreciation and amortization	5,105	5,445	(6)%	4,670	(14)%
Total segment expenses	72,530	61,201	19%	66,382	8%

Segment pre-tax operating income	$31,904	$32,872	(3)%	$29,741	(10)%

Operating metrics:
Retail merchandise sales margin	36%	34%		36%
Net revenue margin	53%	50%		53%
Segment pre-tax operating margin	16%	18%		16%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of March 31, 2024 compared to March 31, 2023 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,
	As of March 31,			2024	Increase
	2024	2023	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$140,287	$120,924	16%	$129,667	7%
Inventories	85,623	79,016	8%	79,185	—%
	$225,910	$199,940	13%	$208,852	4%

Average outstanding pawn loan amount (in ones)	$97	$85	14%	$90	6%

Composition of pawn collateral:
General merchandise	63%	67%
Jewelry	37%	33%
	100%	100%

Composition of inventories:
General merchandise	66%	72%
Jewelry	34%	28%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.4 times	4.3 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 10% (flat on a constant currency basis) to $130.8 million during the first quarter of 2024 compared to $118.9 million for the first quarter of 2023. Same-store retail sales increased 9% (flat on a constant currency basis) during the first quarter of 2024 compared to the first quarter of 2023. The flat total and same-store constant currency retail sales was primarily due to constrained inventory levels throughout the first quarter of 2024. The gross profit margin on retail merchandise sales improved to 36% during the first quarter of 2024 compared to 34% during the first quarter of 2023 as a result of reduced discounting given tighter inventory levels.

Latin America inventories increased 8% (flat on a constant currency basis) from $79.0 million at March 31, 2023 to $85.6 million at March 31, 2024. The flat constant currency inventories were primarily due to lower pawn loan receivable balances throughout much of 2023 creating less forfeited inventory. Inventories aged greater than one year in Latin America were 1% at both March 31, 2024 and 2023.

Pawn Lending Operations

Latin America pawn loan receivables increased 16% (7% on a constant currency basis) as of March 31, 2024 compared to March 31, 2023. On a same-store basis, pawn loan receivables increased 16% (7% on a constant currency basis) as of March 31, 2024 compared to March 31, 2023. The increase in constant currency total and same-store pawn receivables is primarily due to larger loan sizes driven in part by a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 16% (6% on a constant currency basis), totaling $56.6 million during the first quarter of 2024 compared to $48.9 million for the first quarter of 2023. Same-store pawn fees increased 16% (5% on a constant currency basis) in the first quarter of 2024 compared to the first quarter of 2023. The increase in total and same-store constant currency pawn loan fees was primarily due to increased pawn receivable balances.

Segment Expenses

Operating expenses increased 21% (11% on a constant currency basis) to $67.4 million during the first quarter of 2024 compared to $55.8 million during the first quarter of 2023. Same-store operating expenses increased 18% (8% on a constant currency basis) compared to the prior-year period. The increase in total and same-store constant currency operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the first quarter of 2024 was $31.9 million, which generated a pre-tax segment operating margin of 16% compared to $32.9 million and 18% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected an increase in operating expenses, partially offset by an increase in net revenue.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$205,671	$183,438	12%
Interest and fees on finance receivables	57,387	54,642	5%
Total revenue	263,058	238,080	10%

Cost of revenue:
Depreciation of leased merchandise (1)	120,774	102,172	18%
Provision for lease losses (2)	43,180	49,166	(12)%
Provision for loan losses	30,418	29,285	4%
Total cost of revenue	194,372	180,623	8%

Net revenue	68,686	57,457	20%

Segment expenses:
Operating expenses	34,816	33,524	4%
Depreciation and amortization	721	736	(2)%
Total segment expenses	35,537	34,260	4%

Segment pre-tax operating income	$33,149	$23,197	43%

(1)Includes $0.5 million and $0.6 million of depreciation of leased merchandise from intersegment transactions for the three months ended March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated depreciation of leased merchandise for the three months ended March 31, 2024 and 2023 totaled $120.3 million and $101.6 million, respectively.

(2)Includes $0.2 million and $0.1 million of provision for lease losses from intersegment transactions for the three months ended March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated provision for lease losses for the three months ended March 31, 2024 and 2023 totaled $43.0 million and $49.1 million, respectively.

The following table provides a detail of gross transaction volumes originated during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023	Increase
Leased merchandise	$154,121	$151,175	2%
Finance receivables	102,165	98,440	4%
Total gross transaction volume	$256,286	$249,615	3%

The following table details retail POS payment solutions earning assets as of March 31, 2024 as compared to March 31, 2023 (in thousands):

	As of March 31,
	2024	2023	Increase
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$253,876	$243,363	4%
Less allowance for lease losses	(95,786)	(93,269)	3%
Leased merchandise, net (1)	$158,090	$150,094	5%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$201,673	$190,703	6%
Less allowance for loan losses	(96,020)	(88,610)	8%
Finance receivables, net	$105,653	$102,093	3%

(1)Includes $0.3 million and $1.2 million of intersegment transactions as of March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated net leased merchandise as of March 31, 2024 and 2023 totaled $157.8 million and $148.9 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$95,752	$79,576	20%
Provision for lease losses (1)	43,180	49,166	(12)%
Charge-offs	(45,149)	(37,146)	22%
Recoveries	2,003	1,673	20%
Balance at end of period	$95,786	$93,269	3%

Leased merchandise portfolio metrics:
Provision rate (2)	28%	33%
Average monthly net charge-off rate (3)	5.5%	5.0%
Delinquency rate (4)	20.5%	18.3%

Allowance for loan losses:
Balance at beginning of period	$96,454	$84,833	14%
Provision for loan losses	30,418	29,285	4%
Charge-offs	(33,279)	(27,117)	23%
Recoveries	2,427	1,609	51%
Balance at end of period	$96,020	$88,610	8%

Finance receivables portfolio metrics:
Provision rate (2)	30%	30%
Average monthly net charge-off rate (3)	5.0%	4.3%
Delinquency rate (4)	19.2%	17.2%

(1)Includes $0.2 million and $0.1 million of provision for lease losses from intersegment transactions for the three months ended March 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding the intersegment transactions, consolidated provision for lease losses for the three months ended March 31, 2024 and 2023 totaled $43.0 million and $49.1 million, respectively.

(2)Calculated as provision for lease or loan losses as a percentage of the respective gross transaction volume originated.

(3)Calculated as charge-offs, net of recoveries, as a percentage of the respective average earning asset balance before allowance for lease or loan losses.

(4)Calculated as the percentage of the respective contractual earning asset balance owed that is 1 to 89 days past due (the Company charges off leases and finance receivables when they are 90 days or more contractually past due).

LTO Operations

Leased merchandise, before allowance for lease losses, increased 4% as of March 31, 2024 compared to March 31, 2023. This increase was primarily due to increased transaction volumes.

The allowance for lease losses increased 3% to $95.8 million as of March 31, 2024 compared to $93.3 million as of March 31, 2023, which was primarily due to the increase in leased merchandise. As a percentage of lease merchandise, the allowance was 38% at both March 31, 2024 and 2023.

Leased merchandise income increased 12% to $205.7 million during the first quarter of 2024 compared to $183.4 million during the first quarter of 2023, which was primarily due to the higher leased merchandise balances and an increase in customers taking advantage of the early buyout option during the first quarter of 2024 compared to the first quarter of 2023.

Depreciation of leased merchandise increased 18% to $120.8 million during the first quarter of 2024 compared to $102.2 million during the first quarter of 2023. The increase was primarily due to higher leased merchandise balances and an increase in customers taking advantage of the early buyout option during the first quarter of 2024 compared to the first quarter of 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased from 56% during the first quarter of 2023 to 59% during the first quarter of 2024.

Provision for lease losses decreased 12% to $43.2 million during the first quarter of 2024 compared to $49.2 million during the first quarter of 2023, which was primarily due to a decrease in lease loss provisioning rates used during the first quarter of 2024 compared to the first quarter of 2023, partially offset by the 2% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses decreased from 33% during the first quarter of 2023 to 28% during the first quarter of 2024. The lease loss provisioning rates during the first half of 2023 were elevated as a result of expected higher charge-offs. Actual charge-offs from 2023 vintages came in lower than expected, resulting in the release of certain lease loss reserves in the first quarter of 2024.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 6% as of March 31, 2024 compared to March 31, 2023. This increase was primarily due to increased transaction volumes.

The allowance for loan losses increased 8% to $96.0 million as of March 31, 2024 compared to $88.6 million as of March 31, 2023, which was primarily due to the increase in finance receivables. As a percentage of finance receivables, the allowance increased from 46% at March 31, 2023 to 48% at March 31, 2024.

Interest and fees on finance receivables increased 5% to $57.4 million during the first quarter of 2024 compared to $54.6 million during the first quarter of 2023. This increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the first quarter of 2024, some of which provide slightly lower interest rates.

Provision for loan losses increased 4% to $30.4 million during the first quarter of 2024 compared to $29.3 million during the first quarter of 2023, which was primarily due to the 4% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses was 30% during both the first quarter of 2023 and the first quarter of 2024.

Segment Expenses

Operating expenses increased 4% to $34.8 million during the first quarter of 2024 compared to $33.5 million during the first quarter of 2023, which was primarily due to the 3% increase in gross transaction volumes. As a percentage of segment revenues, operating expenses decreased slightly from 14% during the first quarter of 2023 to 13% during the first quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the first quarter of 2024 was $33.1 million compared to $23.2 million in the first quarter of 2023. The increase was primarily the result of increased segment income resulting from an increase in net revenue, partially offset by the increase in segment expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$96,602	$81,019	19%
Latin America pawn	31,904	32,872	(3)%
Retail POS payment solutions	33,149	23,197	43%
Intersegment elimination (1)	210	(144)	(246)%
Consolidated segment pre-tax operating income	161,865	136,944	18%

Corporate expenses and other income:
Administrative expenses	43,057	39,017	10%
Depreciation and amortization	13,188	15,060	(12)%
Interest expense	25,418	20,897	22%
Interest income	(743)	(517)	44%
Gain on foreign exchange	(186)	(802)	(77)%
Merger and acquisition expenses	597	31	1,826%
Other expenses (income), net	(1,351)	45	(3,102)%
Total corporate expenses and other income	79,980	73,731	8%

Income before income taxes	81,885	63,213	30%

Provision for income taxes	20,517	15,825	30%

Net income	$61,368	$47,388	30%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 9 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 10% to $43.1 million during the first quarter of 2024 compared to $39.0 million in the first quarter of 2023, primarily due to increased incentive compensation expense, the increase in pawn store count and a 9% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 5% during both the first quarter of 2023 and the first quarter of 2024.

Depreciation and amortization decreased 12% to $13.2 million during the first quarter of 2024 compared to $15.1 million in the first quarter of 2023, primarily due to a $2.0 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 22% to $25.4 million during the first quarter of 2024 compared to $20.9 million in the first quarter of 2023, primarily due to higher floating interest rates on the Company’s unsecured bank credit facilities and higher average total long-term debt balances outstanding. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the first quarter of 2024 and 2023 were 25.1% and 25.0%, respectively.

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

During the three months ended March 31, 2024, the Company acquired one pawn store in the U.S. for a purchase price of $1.3 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors.

For 2024, the Company has opened 19 new (“de novo”) stores in total through March 31, 2024 and for the full year of 2024 expects to add approximately 90 to 100 total new locations through new store openings and acquisitions. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at nine store locations, primarily from landlords at existing stores, for a cumulative purchase price of $11.3 million during the three months ended March 31, 2024.

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

Return of Capital to Shareholders

In April 2024, the Company’s Board of Directors declared a $0.35 per share second quarter cash dividend on common shares outstanding, or an aggregate of $15.8 million based on the March 31, 2024 share count, to be paid on May 31, 2024 to stockholders of record as of May 15, 2024. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock. During the three months ended March 31, 2023, the Company repurchased 782,000 shares of common stock at an aggregate cost of $70.7 million and an average cost per share of $90.37. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.7 million of excise taxes during the three months ended March 31, 2023.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of March 31, 2024, the Company’s primary sources of liquidity were $135.1 million in cash and cash equivalents and $658.2 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $942.0 million as of March 31, 2024.

The Company’s cash and cash equivalents as of March 31, 2024 included $33.2 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Governmental Regulation.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 52% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flow provided by operating activities	$122,532	$110,594
Cash flow used in investing activities	$(29,634)	$(13,239)
Cash flow used in financing activities	$(84,934)	$(115,984)

	As of March 31,
	2024	2023
Working capital	$942,026	$766,232
Current ratio	4.0:1	3.5:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $11.9 million, or 11%, from $110.6 million for the three months ended March 31, 2023 to $122.5 million for the three months ended March 31, 2024, as an increase in net income of $14.0 million was partially offset by net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows).

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $16.4 million, or 124%, from $13.2 million for the three months ended March 31, 2023 to $29.6 million for the three months ended March 31, 2024. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $26.4 million for furniture, fixtures, equipment and improvements and $11.3 million for discretionary pawn store real property purchases during the three months ended March 31, 2024 compared to $13.8 million and $17.5 million in the prior-year period, respectively. The Company paid $1.7 million in cash related to pawn store acquisitions during both the three months ended March 31, 2024 and 2023. The Company received funds from a net decrease in pawn loans of $25.1 million during the three months ended March 31, 2024 and $44.4 million during the three months ended March 31, 2023. The Company funded a net increase in finance receivables of $15.3 million during the three months ended March 31, 2024 and $24.5 million during the three months ended March 31, 2023.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $31.1 million, or 27%, from $116.0 million for the three months ended March 31, 2023 to $84.9 million for the three months ended March 31, 2024. Net payments on the credit facilities were $553.0 million during the three months ended March 31, 2024 compared to $31.0 million during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes and paid $9.1 million in debt issuance costs which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company did not repurchase any shares during the three months ended March 31, 2024 while it funded $67.2 million of share repurchases during the three months ended March 31, 2023. The Company paid dividends of $15.8 million during the three months ended March 31, 2024, compared to $15.3 million during the three months ended March 31, 2023. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the three months ended March 31, 2024 of $7.0 million compared to $2.5 million during the three months ended March 31, 2023.

GOVERNMENTAL REGULATION

The Company’s pawn and retail POS payments solutions businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 5, 2024 and in subsequent documents filed with the SEC.

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

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses in order to allow more accurate comparisons of the financial results to prior periods. In addition, the Company does not consider these merger and acquisition expenses to be related to the organic operations of the acquired businesses or its continuing operations, and such expenses are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S. dollar-denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates, resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses (i) because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and (ii) to improve comparability of current periods presented with prior periods.

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

Adjusted Net Income and Adjusted Diluted Earnings Per Share

Management believes the presentation of adjusted net income and adjusted diluted earnings per share provides investors with greater transparency and provides a more complete understanding of the Company’s financial performance and prospects for the future by excluding items that management believes are non-operating in nature and are not representative of the Company’s core operating performance. In addition, management believes the adjustments shown below are useful to investors in order to allow them to compare the Company’s financial results for the current periods presented with the prior periods presented.

The following table provides reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023	2024	2023
	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$61,368	$47,388	$1.35	$1.02
Adjustments, net of tax:
Merger and acquisition expenses	457	22	0.01	—
Non-cash foreign currency gain related to lease liability	(169)	(847)	—	(0.01)
Amortization of acquired AFF intangible assets	9,573	11,102	0.21	0.24
Other expenses (income), net	(1,040)	35	(0.02)	—
Adjusted net income and diluted earnings per share	$70,189	$57,700	$1.55	$1.25

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net income	$61,368	$47,388	$233,281	$272,878
Income taxes	20,517	15,825	78,240	76,959
Depreciation and amortization	26,027	27,111	108,077	105,401
Interest expense	25,418	20,897	97,764	75,384
Interest income	(743)	(517)	(1,695)	(1,154)
EBITDA	132,587	110,704	515,667	529,468
Adjustments:
Merger and acquisition expenses	597	31	8,488	3,105
Non-cash foreign currency gain related to lease liability	(241)	(1,210)	(1,571)	(1,847)
AFF purchase accounting and other adjustments (1)	—	—	13,968	29,822
Gain on revaluation of contingent acquisition consideration	—	—	—	(112,119)
Other expenses (income), net	(1,351)	45	(2,798)	(2,863)
Adjusted EBITDA	$131,592	$109,570	$533,754	$445,566

(1)The following table details AFF purchase accounting and other adjustments (in thousands):

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Amortization of fair value adjustment on acquired finance receivables included in interest and fees on finance receivables	$—	$—	$—	$26,484
Amortization of fair value adjustment on acquired leased merchandise included in depreciation of leased merchandise	—	—	—	3,338
Other non-recurring costs included in administrative expenses related to a discontinued finance product	—	—	13,968	—
	$—	$—	$13,968	$29,822

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Cash flow from operating activities	$122,532	$110,594	$428,080	$459,754
Cash flow from certain investing activities:
Pawn loans, net (1)	25,149	44,358	(54,187)	(8,842)
Finance receivables, net	(15,311)	(24,540)	(106,213)	(109,954)
Purchases of furniture, fixtures, equipment and improvements	(26,427)	(13,828)	(72,747)	(42,386)
Free cash flow	105,943	116,584	194,933	298,572
Merger and acquisition expenses paid, net of tax benefit	457	22	6,524	2,389
Adjusted free cash flow	$106,400	$116,606	$201,457	$300,961

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2024	2023	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	16.7	18.1	8%
Three months ended	17.0	18.7	9%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.8	—%
Three months ended	7.8	7.8	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	3,842	4,627	17%
Three months ended	3,915	4,762	18%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2023 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2023 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Governmental Regulation” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2023 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended March 31, 2024 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (2)
January 1 through January 31, 2024	58,747	$119.27	—	$200,000
February 1 through February 29, 2024	—	—	—	200,000
March 1 through March 31, 2024	—	—	—	200,000
Total	58,747	119.27	—

(1)In January 2024, 58,747 shares of the Company’s common stock were withheld by the Company to satisfy tax obligations that arose upon vesting of certain restricted stock granted pursuant to shareholder approved plans. These shares were not acquired pursuant to a publicly announced repurchase plan.

(2)In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which the entire $200.0 million is currently remaining.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the first quarter of 2024, except as follows:

On March 12, 2024, Rick L. Wessel, Vice Chairman of the Board and Chief Executive Officer, adopted a written plan for the sale of up to 120,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934. The plan will expire on November 21, 2025, or on any earlier date on which all of the shares have been sold.

On February 5, 2024, AFF Services, Inc., adopted a non-Rule 10b5-1 trading plan as defined in Item 408(c) of Regulation S-K. The arrangement provided for the sale of up to 881,567 shares of the Company’s common stock and it terminated on March 15, 2024. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions. AFF Services, Inc. is partially owned and 100% controlled by the Douglas R. Rippel Revocable Trust (the “Trust”). Douglas R. Rippel, a member of the Company’s board of directors, is a co-trustee of the Trust and an indirect beneficial owner of the shares held by AFF Services, Inc.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Indenture, dated as of February 21, 2024, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	02/21/2024
10.1	Employment Agreement, dated April 2, 2024, between Daniel R. Feehan and FirstCash Holdings, Inc. *					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2024	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)