Form 10-Q
period 2024-06-30
FirstCash Holdings, Inc.
filed 2024-07-29
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
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

As of July 24, 2024, there were 44,752,348 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and higher gas prices, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity at merchant partners of the Company’s retail POS payment solutions business; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2024	2023	2023
ASSETS
Cash and cash equivalents	$113,693	$104,598	$127,018
Accounts receivable, net	72,158	63,337	71,922
Pawn loans	491,731	426,165	471,846
Finance receivables, net	105,401	110,555	113,901
Inventories	315,424	267,142	312,089
Leased merchandise, net	142,935	143,145	171,191
Prepaid expenses and other current assets	31,923	30,102	38,634
Total current assets	1,273,265	1,145,044	1,306,601

Property and equipment, net	661,005	587,934	632,724
Operating lease right of use asset	324,651	305,513	328,458
Goodwill	1,794,957	1,600,068	1,727,652
Intangible assets, net	253,910	303,642	277,724
Other assets	9,606	9,586	10,242
Deferred tax assets, net	5,014	7,770	6,514
Total assets	$4,322,408	$3,959,557	$4,289,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$141,314	$146,163	$163,050
Customer deposits and prepayments	76,452	70,056	70,580
Lease liability, current	97,809	96,215	101,962
Total current liabilities	315,575	312,434	335,592

Revolving unsecured credit facilities	150,000	376,000	568,000
Senior unsecured notes	1,529,870	1,036,660	1,037,647
Deferred tax liabilities, net	129,060	140,609	136,773
Lease liability, non-current	219,454	197,135	215,485
Total liabilities	2,343,959	2,062,838	2,293,497

Stockholders’ equity:
Common stock	575	573	573
Additional paid-in capital	1,760,986	1,734,122	1,741,046
Retained earnings	1,296,721	1,122,579	1,218,029
Accumulated other comprehensive loss	(84,366)	(49,258)	(43,037)
Common stock held in treasury, at cost	(995,467)	(911,297)	(920,193)
Total stockholders’ equity	1,978,449	1,896,719	1,996,418
Total liabilities and stockholders’ equity	$4,322,408	$3,959,557	$4,289,915

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Retail merchandise sales	$363,463	$320,864	$730,284	$648,779
Pawn loan fees	181,046	154,178	360,581	305,738
Leased merchandise income	194,570	189,805	400,241	373,243
Interest and fees on finance receivables	56,799	58,192	114,186	112,834
Wholesale scrap jewelry sales	35,134	27,583	62,090	72,767
Total revenue	831,012	750,622	1,667,382	1,513,361

Cost of revenue:
Cost of retail merchandise sold	218,147	192,271	441,676	391,272
Depreciation of leased merchandise	110,157	102,521	230,441	204,126
Provision for lease losses	47,653	52,873	90,663	101,938
Provision for loan losses	31,116	28,190	61,534	57,475
Cost of wholesale scrap jewelry sold	28,542	21,880	51,831	57,607
Total cost of revenue	435,615	397,735	876,145	812,418

Net revenue	395,397	352,887	791,237	700,943

Expenses and other income:
Operating expenses	228,369	204,781	449,505	403,842
Administrative expenses	45,576	40,355	88,633	79,372
Depreciation and amortization	26,547	27,050	52,574	54,161
Interest expense	25,187	21,071	50,605	41,968
Interest income	(261)	(408)	(1,004)	(925)
Loss (gain) on foreign exchange	1,437	(817)	1,251	(1,619)
Merger and acquisition expenses	1,364	252	1,961	283
Other expenses (income), net	1,000	79	(351)	124
Total expenses and other income	329,219	292,363	643,174	577,206

Income before income taxes	66,178	60,524	148,063	123,737

Provision for income taxes	17,105	15,344	37,622	31,169

Net income	$49,073	$45,180	$110,441	$92,568

Earnings per share:
Basic	$1.09	$0.99	$2.44	$2.02
Diluted	$1.08	$0.99	$2.44	$2.01

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$49,073	$45,180	$110,441	$92,568
Other comprehensive income (loss):
Currency translation adjustment	(47,664)	27,802	(41,329)	57,315
Comprehensive income	$1,409	$72,982	$69,112	$149,883

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2023	57,322	$573	$1,741,046	$1,218,029	$(43,037)	12,214	$(920,193)	$1,996,418
Shares issued under share-based compensation plan, net of 59 shares net-settled	—	—	(17,583)	—	—	(140)	10,576	(7,007)
Share-based compensation expense	—	—	4,101	—	—	—	—	4,101
Net income	—	—	—	61,368	—	—	—	61,368
Cash dividends ($0.35 per share)	—	—	—	(15,833)	—	—	—	(15,833)
Currency translation adjustment	—	—	—	—	6,335	—	—	6,335
As of 3/31/2024	57,322	$573	$1,727,564	$1,263,564	$(36,702)	12,074	$(909,617)	$2,045,382
Shares issued upon acquisition of pawn stores	225	2	29,320	—	—	—	—	29,322
Share-based compensation expense	—	—	4,102	—	—	—	—	4,102
Net income	—	—	—	49,073	—	—	—	49,073
Cash dividends ($0.35 per share)	—	—	—	(15,916)	—	—	—	(15,916)
Currency translation adjustment	—	—	—	—	(47,664)	—	—	(47,664)
Purchases of treasury stock, including excise tax	—	—	—	—	—	721	(85,850)	(85,850)
As of 6/30/2024	57,547	$575	$1,760,986	$1,296,721	$(84,366)	12,795	$(995,467)	$1,978,449

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2024	2023
Cash flow from operating activities:
Net income	$110,441	$92,568
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	230,441	204,126
Provision for lease losses	90,663	101,938
Provision for loan losses	61,534	57,475
Share-based compensation expense	8,203	6,750
Depreciation and amortization expense	52,574	54,161
Amortization of debt issuance costs	1,763	1,375
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(15,471)	(7,411)
Impairments and dispositions of certain other assets	1,461	124
Deferred income taxes, net	(6,668)	(10,571)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(965)	(3,551)
Inventories purchased directly from customers, wholesalers or manufacturers	(777)	11,476
Leased merchandise, net	(292,848)	(295,907)
Prepaid expenses and other assets	(1,654)	(4,696)
Accounts payable, accrued liabilities and other liabilities	(16,185)	(2,936)
Income taxes	6,207	748
Net cash flow provided by operating activities	228,719	205,669
Cash flow from investing activities:
Pawn loans, net (1)	(20,887)	188
Finance receivables, net	(37,563)	(57,125)
Purchases of furniture, fixtures, equipment and improvements	(42,664)	(28,348)
Purchases of store real property	(21,100)	(34,542)
Acquisitions of pawn stores, net of cash acquired	(65,650)	(5,472)
Net cash flow used in investing activities	(187,864)	(125,299)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	300,000	180,000
Repayments of unsecured credit facilities	(718,000)	(143,000)
Issuance of senior unsecured notes	500,000	—
Debt issuance costs paid	(9,094)	—
Purchases of treasury stock	(85,000)	(101,843)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(7,007)	(2,463)
Dividends paid	(31,749)	(30,592)
Net cash flow used in financing activities	(50,850)	(97,898)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2024	2023
Effect of exchange rates on cash	(3,330)	4,796
Change in cash and cash equivalents	(13,325)	(12,732)
Cash and cash equivalents at beginning of the period	127,018	117,330
Cash and cash equivalents at end of the period	$113,693	$104,598

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024. The consolidated financial statements as of June 30, 2024 and 2023, and for the three month and six month periods ended June 30, 2024 and 2023, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income	$49,073	$45,180	$110,441	$92,568

Denominator:
Weighted-average common shares for calculating basic earnings per share	45,122	45,455	45,183	45,799
Effect of dilutive securities:
Restricted stock unit awards	167	223	155	194
Weighted-average common shares for calculating diluted earnings per share	45,289	45,678	45,338	45,993

Earnings per share:
Basic	$1.09	$0.99	$2.44	$2.02
Diluted	$1.08	$0.99	$2.44	$2.01

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the six months ended June 30, 2024, the Company acquired 27 pawn stores in the U.S. in four separate transactions and acquired one pawn license that was used to open one new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $99.2 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $65.0 million in cash, $29.3 million in stock consideration and remaining short-term amounts payable to certain of the sellers of approximately $4.9 million. During the six months ended June 30, 2024, the Company also paid $0.7 million of purchase price amounts payable related to prior-year pawn acquisitions.

The purchase price of each of the 2024 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during the six months ended June 30, 2024 is as follows (in thousands):

Pawn loans	$11,179
Accounts receivable	796
Inventories	8,465
Property and equipment	551
Goodwill (1)	79,596
Intangible assets	1,270
Current liabilities	(2,629)
Aggregate purchase price	$99,228

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2024, revenue from the acquired stores was $8.2 million and the earnings from the combined acquisitions since the acquisition dates (including $1.5 million of transaction and integration costs, net of tax) was $1.2 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years as of June 30, 2024 and 3.9 years as of June 30, 2023.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2024 and 2023 was 8.3% and 7.3%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $1.9 million and a gain of $1.1 million during the three months ended June 30, 2024 and 2023, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2024 and 2023, the Company recognized a foreign currency loss of $1.6 million and a gain of $2.3 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating lease expense	$37,553	$34,475	$74,472	$68,015
Variable lease expense (1)	5,007	4,561	10,028	9,033
Total operating lease expense	$42,560	$39,036	$84,500	$77,048

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2024 (in thousands):

Six months ending December 31, 2024	$62,949
2025	106,485
2026	82,524
2027	55,114
2028	33,182
Thereafter	33,098
Total	$373,352
Less amount of lease payments representing interest	(56,089)
Total present value of lease payments	$317,263

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$67,055	$60,660
Leased assets obtained in exchange for new operating lease liabilities	$65,019	$35,392

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024, June 30, 2023 and December 31, 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the six months ended June 30, 2024.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of June 30, 2024, June 30, 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$—	$—
Accounts receivable, net	72,158	72,158	—	—	72,158
Pawn loans	491,731	491,731	—	—	491,731
Finance receivables, net (1)	105,401	231,587	—	—	231,587
	$782,983	$909,169	$113,693	$—	$795,476

Financial liabilities:
Revolving unsecured credit facilities	$150,000	$150,000	$—	$150,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,484,000	—	1,484,000	—
	$1,700,000	$1,634,000	$—	$1,634,000	$—

(1)Finance receivables, gross as of June 30, 2024 was $227.7 million. See Note 6.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,598	$104,598	$104,598	$—	$—
Accounts receivable, net	63,337	63,337	—	—	63,337
Pawn loans	426,165	426,165	—	—	426,165
Finance receivables, net (1)	110,555	225,195	—	—	225,195
	$704,655	$819,295	$104,598	$—	$714,697

Financial liabilities:
Revolving unsecured credit facilities	$376,000	$376,000	$—	$376,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	941,000	—	941,000	—
	$1,426,000	$1,317,000	$—	$1,317,000	$—

(1)Finance receivables, gross as of June 30, 2023 was $216.0 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,018	$127,018	$127,018	$—	$—
Accounts receivable, net	71,922	71,922	—	—	71,922
Pawn loans	471,846	471,846	—	—	471,846
Finance receivables, net (1)	113,901	227,732	—	—	227,732
	$784,687	$898,518	$127,018	$—	$771,500

Financial liabilities:
Revolving unsecured credit facilities	$568,000	$568,000	$—	$568,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	987,000	—	987,000	—
	$1,618,000	$1,555,000	$—	$1,555,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of June 30, 2024, June 30, 2023 and December 31, 2023. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of June 30,		As of December 31,
	2024	2023	2023
Finance receivables, gross	$227,694	$216,037	$227,474
Merchant partner discounts and premiums, net	(16,935)	(7,812)	(11,907)
Unearned origination fees	(5,397)	(4,616)	(5,212)
Finance receivables, amortized cost	205,362	203,609	210,355
Less allowance for loan losses	(99,961)	(93,054)	(96,454)
Finance receivables, net	$105,401	$110,555	$113,901

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$96,020	$88,610	$96,454	$84,833
Provision for loan losses	31,116	28,190	61,534	57,475
Charge-offs	(28,813)	(25,274)	(62,092)	(52,391)
Recoveries	1,638	1,528	4,065	3,137
Balance at end of period	$99,961	$93,054	$99,961	$93,054

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of June 30, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	Total
As of June 30, 2024
Delinquency:
1 to 30 days past due	$12,057	$8,377	$519	$20,953
31 to 60 days past due	6,054	4,883	364	11,301
61 to 89 days past due (1)	4,089	4,754	342	9,185
Total past due finance receivables	22,200	18,014	1,225	41,439
Current finance receivables	103,684	56,747	3,492	163,923
Finance receivables, amortized cost	$125,884	$74,761	$4,717	$205,362

	Origination Year
	2023	2022	2021	Total
As of June 30, 2023
Delinquency:
1 to 30 days past due	$11,825	$7,141	$613	$19,579
31 to 60 days past due	6,002	4,136	409	10,547
61 to 89 days past due (1)	4,324	4,128	413	8,865
Total past due finance receivables	22,151	15,405	1,435	38,991
Current finance receivables	109,597	50,588	4,433	164,618
Finance receivables, amortized cost	$131,748	$65,993	$5,868	$203,609

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the six months ended June 30, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the six months ended June 30, 2024	$6,589	$50,049	$5,454	$—	$62,092

Gross charge-offs during the six months ended June 30, 2023	—	6,110	39,770	6,511	52,391

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of June 30,		As of December 31,
	2024	2023	2023
Leased merchandise	$364,831	$369,547	$384,129
Processing fees	(3,824)	(4,313)	(4,348)
Merchant partner discounts and premiums, net	1,851	2,735	2,501
Accumulated depreciation	(117,145)	(113,852)	(115,964)
Leased merchandise, before allowance for lease losses	245,713	254,117	266,318
Less allowance for lease losses	(102,778)	(110,972)	(95,127)
Leased merchandise, net	$142,935	$143,145	$171,191

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Balance at beginning of period	$95,127	$93,149	$95,127	$79,189
Provision for lease losses	47,653	52,873	90,663	101,938
Charge-offs	(41,666)	(36,723)	(86,679)	(73,501)
Recoveries	1,664	1,673	3,667	3,346
Balance at end of period	$102,778	$110,972	$102,778	$110,972

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2024	2023	2023
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2027 (1)	$150,000	$376,000	$568,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving unsecured credit facilities	150,000	376,000	568,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	495,031	493,981	494,499
5.625% senior unsecured notes due 2030 (3)	543,632	542,679	543,148
6.875% senior unsecured notes due 2032 (4)	491,207	—	—
Total senior unsecured notes	1,529,870	1,036,660	1,037,647

Total long-term debt	$1,679,870	$1,412,660	$1,605,647

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of June 30, 2024, June 30, 2023 and December 31, 2023, deferred debt issuance costs of $5.0 million, $6.0 million and $5.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of June 30, 2024, June 30, 2023 and December 31, 2023, deferred debt issuance costs of $6.4 million, $7.3 million and $6.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of June 30, 2024, deferred debt issuance costs of $8.8 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2024, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $640.0 million. The Credit Facility matures on August 30, 2027. As of June 30, 2024, the Company had $150.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $487.2 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2024 was 7.94% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2024. During the six months ended June 30, 2024, the Company made net payments of $418.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of June 30, 2024, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2024. At June 30, 2024, the Company had no amount outstanding under the Mexico Credit Facility and $32.6 million ($600.0 million pesos) available for future borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes (the “2032 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “N.D. Texas Court”) against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the Military Lending Act (“MLA”) in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. After an initial period of pre-trial activity, the case was stayed on November 4, 2022, pending the Supreme Court review of the Fifth Circuit's decision in Community Financial v. CFPB, where the Fifth Circuit held the CFPB’s funding mechanism was unconstitutional and its ensuing actions were void. The Supreme Court reversed that decision through an opinion issued on May 16, 2024. The N.D. Texas Court then issued a scheduling order on June 18, 2024, with the case currently scheduled for trial in June of 2025. On July 2, 2024, the CFPB renewed their prior motion to strike certain affirmative defenses of the Company. The Company intends to vigorously oppose that motion and defend the action.

Gold Forward Sales Contracts

As of June 30, 2024, the Company had contractual commitments to deliver a total of 84,500 gold ounces between the months of July 2024 and June 2026 at a weighted-average price of $2,171 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 10 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (AFF)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, and other expenses (income), net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three and six month periods ended June 30, 2024 and 2023 as well as segment earning assets (in thousands):

	Three Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$230,093	$134,445	$—	$(1,075)	(1)	$363,463
Pawn loan fees	120,332	60,714	—	—		181,046
Leased merchandise income	—	—	194,570	—		194,570
Interest and fees on finance receivables	—	—	56,799	—		56,799
Wholesale scrap jewelry sales	26,311	8,823	—	—		35,134
Total revenue	376,736	203,982	251,369	(1,075)		831,012

Cost of revenue:
Cost of retail merchandise sold	132,449	86,276	—	(578)	(1)	218,147
Depreciation of leased merchandise	—	—	110,567	(410)	(1)	110,157
Provision for lease losses	—	—	47,824	(171)	(1)	47,653
Provision for loan losses	—	—	31,116	—		31,116
Cost of wholesale scrap jewelry sold	21,269	7,273	—	—		28,542
Total cost of revenue	153,718	93,549	189,507	(1,159)		435,615

Net revenue	223,018	110,433	61,862	84		395,397

Expenses and other income:
Operating expenses	125,192	67,902	35,275	—		228,369
Administrative expenses	—	—	—	45,576		45,576
Depreciation and amortization	7,231	5,418	678	13,220		26,547
Interest expense	—	—	—	25,187		25,187
Interest income	—	—	—	(261)		(261)
Loss on foreign exchange	—	—	—	1,437		1,437
Merger and acquisition expenses	—	—	—	1,364		1,364
Other expenses (income), net	—	—	—	1,000		1,000
Total expenses and other income	132,423	73,320	35,953	87,523		329,219

Income (loss) before income taxes	$90,595	$37,113	$25,909	$(87,439)		$66,178

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Six Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$467,083	$265,294	$—	$(2,093)	(1)	$730,284
Pawn loan fees	243,306	117,275	—	—		360,581
Leased merchandise income	—	—	400,241	—		400,241
Interest and fees on finance receivables	—	—	114,186	—		114,186
Wholesale scrap jewelry sales	44,037	18,053	—	—		62,090
Total revenue	754,426	400,622	514,427	(2,093)		1,667,382

Cost of revenue:
Cost of retail merchandise sold	272,363	170,459	—	(1,146)	(1)	441,676
Depreciation of leased merchandise	—	—	231,341	(900)	(1)	230,441
Provision for lease losses	—	—	91,004	(341)	(1)	90,663
Provision for loan losses	—	—	61,534	—		61,534
Cost of wholesale scrap jewelry sold	36,535	15,296	—	—		51,831
Total cost of revenue	308,898	185,755	383,879	(2,387)		876,145

Net revenue	445,528	214,867	130,548	294		791,237

Expenses and other income:
Operating expenses	244,087	135,327	70,091	—		449,505
Administrative expenses	—	—	—	88,633		88,633
Depreciation and amortization	14,244	10,523	1,399	26,408		52,574
Interest expense	—	—	—	50,605		50,605
Interest income	—	—	—	(1,004)		(1,004)
Loss on foreign exchange	—	—	—	1,251		1,251
Merger and acquisition expenses	—	—	—	1,961		1,961
Other expenses (income), net	—	—	—	(351)		(351)
Total expenses and other income	258,331	145,850	71,490	167,503		643,174

Income (loss) before income taxes	$187,197	$69,017	$59,058	$(167,209)		$148,063

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$356,342	$135,389	$—	$—		$491,731
Finance receivables, net	—	—	105,401	—		105,401
Inventories	223,428	91,996	—	—		315,424
Leased merchandise, net	—	—	143,156	(221)	(1)	142,935

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$196,043	$126,581	$—	$(1,760)	(1)	$320,864
Pawn loan fees	98,973	55,205	—	—		154,178
Leased merchandise income	—	—	189,805	—		189,805
Interest and fees on finance receivables	—	—	58,192	—		58,192
Wholesale scrap jewelry sales	17,652	9,931	—	—		27,583
Total revenue	312,668	191,717	247,997	(1,760)		750,622

Cost of revenue:
Cost of retail merchandise sold	111,539	81,660	—	(928)	(1)	192,271
Depreciation of leased merchandise	—	—	103,062	(541)	(1)	102,521
Provision for lease losses	—	—	53,048	(175)	(1)	52,873
Provision for loan losses	—	—	28,190	—		28,190
Cost of wholesale scrap jewelry sold	14,225	7,655	—	—		21,880
Total cost of revenue	125,764	89,315	184,300	(1,644)		397,735

Net revenue (loss)	186,904	102,402	63,697	(116)		352,887

Expenses and other income:
Operating expenses	108,159	59,507	37,115	—		204,781
Administrative expenses	—	—	—	40,355		40,355
Depreciation and amortization	6,330	5,203	751	14,766		27,050
Interest expense	—	—	—	21,071		21,071
Interest income	—	—	—	(408)		(408)
Gain on foreign exchange	—	—	—	(817)		(817)
Merger and acquisition expenses	—	—	—	252		252
Other expenses (income), net	—	—	—	79		79
Total expenses and other income	114,489	64,710	37,866	75,298		292,363

Income (loss) before income taxes	$72,415	$37,692	$25,831	$(75,414)		$60,524

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Six Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$406,724	$245,518	$—	$(3,463)	(1)	$648,779
Pawn loan fees	201,657	104,081	—	—		305,738
Leased merchandise income	—	—	373,243	—		373,243
Interest and fees on finance receivables	—	—	112,834	—		112,834
Wholesale scrap jewelry sales	43,968	28,799	—	—		72,767
Total revenue	652,349	378,398	486,077	(3,463)		1,513,361

Cost of revenue:
Cost of retail merchandise sold	233,468	159,623	—	(1,819)	(1)	391,272
Depreciation of leased merchandise	—	—	205,234	(1,108)	(1)	204,126
Provision for lease losses	—	—	102,214	(276)	(1)	101,938
Provision for loan losses	—	—	57,475	—		57,475
Cost of wholesale scrap jewelry sold	35,307	22,300	—	—		57,607
Total cost of revenue	268,775	181,923	364,923	(3,203)		812,418

Net revenue (loss)	383,574	196,475	121,154	(260)		700,943

Expenses and other income:
Operating expenses	217,940	115,263	70,639	—		403,842
Administrative expenses	—	—	—	79,372		79,372
Depreciation and amortization	12,200	10,648	1,487	29,826		54,161
Interest expense	—	—	—	41,968		41,968
Interest income	—	—	—	(925)		(925)
Gain on foreign exchange	—	—	—	(1,619)		(1,619)
Merger and acquisition expenses	—	—	—	283		283
Other expenses (income), net	—	—	—	124		124
Total expenses and other income	230,140	125,911	72,126	149,029		577,206

Income (loss) before income taxes	$153,434	$70,564	$49,028	$(149,289)		$123,737

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of June 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$291,447	$134,718	$—	$—		$426,165
Finance receivables, net	—	—	110,555	—		110,555
Inventories	180,410	86,732	—	—		267,142
Leased merchandise, net	—	—	144,501	(1,356)	(1)	143,145

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of June 30, 2024, the Company operated 3,018 pawn store locations composed of 1,201 stores in 29 U.S. states and the District of Columbia, 1,716 stores in 32 states in Mexico, 72 stores in Guatemala, 17 stores in El Salvador and 12 stores in Colombia.

The following tables detail pawn store count activity for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024
	U.S.	Latin America	Total
Total locations, beginning of period	1,179	1,818	2,997
New locations opened (1)	1	20	21
Locations acquired	26	—	26
Consolidation of existing pawn locations (2)	(5)	(21)	(26)
Total locations, end of period	1,201	1,817	3,018

	Six Months Ended June 30, 2024
	U.S.	Latin America	Total
Total locations, beginning of period	1,183	1,814	2,997
New locations opened (1)	1	39	40
Locations acquired	27	—	27
Consolidation of existing pawn locations (2) (3)	(10)	(36)	(46)
Total locations, end of period	1,201	1,817	3,018

(1)In addition to new store openings, the Company strategically relocated four stores in the U.S. during the three months ended June 30, 2024. During the six months ended June 30, 2024, the Company strategically relocated six stores in the U.S.

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

POS Payment Solutions

As of June 30, 2024, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 12,800 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico. This compares to the active door count of approximately 10,500 locations at June 30, 2023.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2023 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2024.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	June 30,
	2024	2023	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$230,093	$196,043	17%
Pawn loan fees	120,332	98,973	22%
Wholesale scrap jewelry sales	26,311	17,652	49%
Total revenue	376,736	312,668	20%

Cost of revenue:
Cost of retail merchandise sold (2)	132,449	111,539	19%
Cost of wholesale scrap jewelry sold	21,269	14,225	50%
Total cost of revenue	153,718	125,764	22%

Net revenue	223,018	186,904	19%

Segment expenses:
Operating expenses	125,192	108,159	16%
Depreciation and amortization	7,231	6,330	14%
Total segment expenses	132,423	114,489	16%

Segment pre-tax operating income	$90,595	$72,415	25%

Operating metrics:
Retail merchandise sales margin	42%	43%
Net revenue margin	59%	60%
Segment pre-tax operating margin	24%	23%

(1)Includes $1.1 million and $1.8 million of retail merchandise sales from intersegment transactions for the three months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the three months ended June 30, 2024 and 2023 totaled $229.0 million and $194.3 million, respectively.

(2)Includes $0.6 million and $0.9 million of cost of retail merchandise sold from intersegment transactions for the three months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the three months ended June 30, 2024 and 2023 totaled $131.9 million and $110.6 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of June 30, 2024 compared to June 30, 2023 (dollars in thousands, except as otherwise noted):

	As of June 30,
	2024	2023	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$356,342	$291,447	22%
Inventories	223,428	180,410	24%
	$579,770	$471,857	23%

Average outstanding pawn loan amount (in ones)	$260	$241	8%

Composition of pawn collateral:
General merchandise	30%	31%
Jewelry	70%	69%
	100%	100%

Composition of inventories:
General merchandise	43%	44%
Jewelry	57%	56%
	100%	100%

Percentage of inventory aged greater than one year	1%	2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 17%, totaling $230.1 million during the second quarter of 2024 compared to $196.0 million for the second quarter of 2023. Same-store retail sales increased 7% in the second quarter of 2024 compared to the second quarter of 2023. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores. The gross profit margin on retail merchandise sales in the U.S. was 42% in the second quarter of 2024 and 43% in the second quarter of 2023, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 24% from $180.4 million at June 30, 2023 to $223.4 million at June 30, 2024. The increase was primarily due to incremental inventories from acquired stores and an increase in same-store inventories as a result of the higher pawn loan balances noted below. Inventories aged greater than one year in the U.S. decreased to 1% at June 30, 2024 compared to 2% at June 30, 2023.

Pawn Lending Operations

U.S. pawn loan receivables as of June 30, 2024 increased 22% in total and 11% on a same-store basis compared to June 30, 2023. The increase in total pawn receivables was due to incremental pawn loans from acquired stores and an increase in same-store pawn receivables, which the Company believes was primarily due to continued inflationary pressures driving additional demand for pawn loans and tightened underwriting for other competing forms of consumer credit.

U.S. pawn loan fees increased 22% to $120.3 million during the second quarter of 2024 compared to $99.0 million for the second quarter of 2023. Same-store pawn fees in the second quarter of 2024 increased 12% compared to the second quarter of 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and continued growth in demand for pawn loans.

Segment Expenses

U.S. operating expenses increased 16% to $125.2 million during the second quarter of 2024 compared to $108.2 million during the second quarter of 2023. The increase in operating expenses was primarily due to store growth.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the second quarter of 2024 was $90.6 million, which generated a pre-tax segment operating margin of 24% compared to $72.4 million and 23% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue from both acquired and existing stores partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 benefited from a 3% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2024 compared to June 30, 2023 was also impacted by an 8% unfavorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$134,445	$126,581	6%	$130,688	3%
Pawn loan fees	60,714	55,205	10%	59,013	7%
Wholesale scrap jewelry sales	8,823	9,931	(11)%	8,823	(11)%
Total revenue	203,982	191,717	6%	198,524	4%

Cost of revenue:
Cost of retail merchandise sold	86,276	81,660	6%	83,871	3%
Cost of wholesale scrap jewelry sold	7,273	7,655	(5)%	7,070	(8)%
Total cost of revenue	93,549	89,315	5%	90,941	2%

Net revenue	110,433	102,402	8%	107,583	5%

Segment expenses:
Operating expenses	67,902	59,507	14%	66,044	11%
Depreciation and amortization	5,418	5,203	4%	5,265	1%
Total segment expenses	73,320	64,710	13%	71,309	10%

Segment pre-tax operating income	$37,113	$37,692	(2)%	$36,274	(4)%

Operating metrics:
Retail merchandise sales margin	36%	35%		36%
Net revenue margin	54%	53%		54%
Segment pre-tax operating margin	18%	20%		18%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of June 30, 2024 compared to June 30, 2023 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,
	As of June 30,		Increase /	2024	Increase
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$135,389	$134,718	—%	$145,045	8%
Inventories	91,996	86,732	6%	98,498	14%
	$227,385	$221,450	3%	$243,543	10%

Average outstanding pawn loan amount (in ones)	$89	$91	(2)%	$95	4%

Composition of pawn collateral:
General merchandise	63%	66%
Jewelry	37%	34%
	100%	100%

Composition of inventories:
General merchandise	69%	69%
Jewelry	31%	31%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.3 times	4.3 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 6% (3% on a constant currency basis) to $134.4 million during the second quarter of 2024 compared to $126.6 million for the second quarter of 2023. Same-store retail sales also increased 6% (3% on a constant currency basis) during the second quarter of 2024 compared to the second quarter of 2023. The increase in total and same-store retail sales was primarily due to increased inventory levels during the second quarter of 2024 compared to the second quarter of 2023 and greater demand for value-priced, pre-owned merchandise. The gross profit margin on retail merchandise sales was 36% during the second quarter of 2024 compared to 35% during the second quarter of 2023.

Latin America inventories increased 6% (14% on a constant currency basis) from $86.7 million at June 30, 2023 to $92.0 million at June 30, 2024. The increased inventories were primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory. Inventories aged greater than one year in Latin America were 1% at both June 30, 2024 and 2023.

Pawn Lending Operations

Latin America pawn loan receivables were flat (8% increase on a constant currency basis) as of June 30, 2024 compared to June 30, 2023. On a same-store basis, pawn loan receivables increased 1% (8% on a constant currency basis) as of June 30, 2024 compared to June 30, 2023. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes driven in part by a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 10% (7% on a constant currency basis), totaling $60.7 million during the second quarter of 2024 compared to $55.2 million for the second quarter of 2023. Same-store pawn fees also increased 10% (7% on a constant currency basis) in the second quarter of 2024 compared to the second quarter of 2023. The increase in total and same-store constant currency pawn loan fees was primarily due to increased average pawn loan receivable balances outstanding during the second quarter of 2024 compared to the second quarter of 2023.

Segment Expenses

Operating expenses increased 14% (11% on a constant currency basis) to $67.9 million during the second quarter of 2024 compared to $59.5 million during the second quarter of 2023. Same-store operating expenses increased 12% (9% on a constant currency basis) compared to the prior-year period. The increase in total and same-store constant currency operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the second quarter of 2024 was $37.1 million, which generated a pre-tax segment operating margin of 18% compared to $37.7 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected the increase in operating expenses, partially offset by an increase in net revenue.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$194,570	$189,805	3%
Interest and fees on finance receivables	56,799	58,192	(2)%
Total revenue	251,369	247,997	1%

Cost of revenue:
Depreciation of leased merchandise (1)	110,567	103,062	7%
Provision for lease losses (2)	47,824	53,048	(10)%
Provision for loan losses	31,116	28,190	10%
Total cost of revenue	189,507	184,300	3%

Net revenue	61,862	63,697	(3)%

Segment expenses:
Operating expenses	35,275	37,115	(5)%
Depreciation and amortization	678	751	(10)%
Total segment expenses	35,953	37,866	(5)%

Segment pre-tax operating income	$25,909	$25,831	—%

(1)Includes $0.4 million and $0.5 million of depreciation of leased merchandise from intersegment transactions for the three months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the three months ended June 30, 2024 and 2023 totaled $110.2 million and $102.5 million, respectively.

(2)Includes $0.2 million of provision for lease losses from intersegment transactions for both the three months ended June 30, 2024 and 2023 related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended June 30, 2024 and 2023 totaled $47.7 million and $52.9 million, respectively.

The following table provides a detail of gross transaction volumes originated during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise	$146,778	$154,103	(5)%
Finance receivables	105,258	101,863	3%
Total gross transaction volume	$252,036	$255,966	(2)%

The following table details retail POS payment solutions earning assets as of June 30, 2024 as compared to June 30, 2023 (dollars in thousands):

	As of June 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$246,457	$255,465	(4)%
Less allowance for lease losses	(103,301)	(110,964)	(7)%
Leased merchandise, net (1)	$143,156	$144,501	(1)%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$205,362	$203,609	1%
Less allowance for loan losses	(99,961)	(93,054)	7%
Finance receivables, net	$105,401	$110,555	(5)%

(1)Includes $0.2 million and $1.4 million of intersegment transactions as of June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated net leased merchandise as of June 30, 2024 and 2023 totaled $142.9 million and $143.1 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$95,786	$93,269	3%
Provision for lease losses (1)	47,824	53,048	(10)%
Charge-offs	(41,973)	(37,026)	13%
Recoveries	1,664	1,673	(1)%
Balance at end of period	$103,301	$110,964	(7)%

Leased merchandise portfolio metrics:
Provision rate (2)	33%	34%
Average monthly net charge-off rate (3)	5.4%	4.7%
Delinquency rate (4)	23.0%	21.4%

Allowance for loan losses:
Balance at beginning of period	$96,020	$88,610	8%
Provision for loan losses	31,116	28,190	10%
Charge-offs	(28,813)	(25,274)	14%
Recoveries	1,638	1,528	7%
Balance at end of period	$99,961	$93,054	7%

Finance receivables portfolio metrics:
Provision rate (2)	30%	28%
Average monthly net charge-off rate (3)	4.5%	4.0%
Delinquency rate (4)	20.0%	19.1%

(1)Includes $0.2 million of provision for lease losses from intersegment transactions for both the three months ended June 30, 2024 and 2023 related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended June 30, 2024 and 2023 totaled $47.7 million and $52.9 million, respectively.

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 4% as of June 30, 2024 compared to June 30, 2023. The decrease was primarily due to decreased transaction volumes and a slight increase in the number of customers taking advantage of the early buyout or other early payment options.

The allowance for lease losses decreased 7% to $103.3 million as of June 30, 2024 compared to $111.0 million as of June 30, 2023, which was primarily due to the decrease in leased merchandise. As a percentage of lease merchandise, the allowance was 42% at June 30, 2024 and 43% at June 30, 2023.

Leased merchandise income increased 3% to $194.6 million during the second quarter of 2024 compared to $189.8 million during the second quarter of 2023, which was primarily due to higher average leased merchandise balances outstanding during the second quarter of 2024 compared to the second quarter of 2023.

Depreciation of leased merchandise increased 7% to $110.6 million during the second quarter of 2024 compared to $103.1 million during the second quarter of 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased from 54% during the second quarter of 2023 to 57% during the second quarter of 2024 primarily as a result of a slight increase in the number of customers taking advantage of the early buyout or other early payment options.

Provision for lease losses decreased 10% to $47.8 million during the second quarter of 2024 compared to $53.0 million during the second quarter of 2023, which was primarily due to a slight decrease in lease loss provisioning rates used during the second quarter of 2024 compared to the second quarter of 2023 and the 5% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses decreased from 34% during the second quarter of 2023 to 33% during the second quarter of 2024.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 1% as of June 30, 2024 compared to June 30, 2023. The increase was primarily due to increased transaction volumes.

The allowance for loan losses increased 7% to $100.0 million as of June 30, 2024 compared to $93.1 million as of June 30, 2023, which was primarily due to the increase in finance receivables and a slight increase in loan loss provisioning rates used during the second quarter of 2024 compared to the second quarter of 2023. As a percentage of finance receivables, the allowance was 46% at June 30, 2023 compared to 49% at June 30, 2024.

Interest and fees on finance receivables decreased 2% to $56.8 million during the second quarter of 2024 compared to $58.2 million during the second quarter of 2023, which was primarily due to a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the second quarter of 2024, some of which provide slightly lower interest rates.

Provision for loan losses increased 10% to $31.1 million during the second quarter of 2024 compared to $28.2 million during the second quarter of 2023, which was primarily due to a slight increase in loan loss provisioning rates used during the second quarter of 2024 compared to the second quarter of 2023 and the 3% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses increased from 28% during the second quarter of 2023 to 30% during the second quarter of 2024.

Segment Expenses

Operating expenses decreased 5% to $35.3 million during the second quarter of 2024 compared to $37.1 million during the second quarter of 2023, which was primarily due to lower receivable acquisition costs, the realization of information technology cost synergies from the Company’s acquisition of AFF and decreased variable costs associated with the 2% decrease in gross transaction volumes. As a percentage of segment revenues, operating expenses decreased slightly from 15% during the second quarter of 2023 to 14% during the second quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the second quarter of 2024 was $25.9 million compared to $25.8 million in the second quarter of 2023. The slight increase was primarily the result of the decrease in segment expenses, partially offset by a decrease in net revenue.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$90,595	$72,415	25%
Latin America pawn	37,113	37,692	(2)%
Retail POS payment solutions	25,909	25,831	—%
Intersegment elimination (1)	84	(116)	(172)%
Consolidated segment pre-tax operating income	153,701	135,822	13%

Corporate expenses and other income:
Administrative expenses	45,576	40,355	13%
Depreciation and amortization	13,220	14,766	(10)%
Interest expense	25,187	21,071	20%
Interest income	(261)	(408)	(36)%
Loss (gain) on foreign exchange	1,437	(817)	(276)%
Merger and acquisition expenses	1,364	252	441%
Other expenses (income), net	1,000	79	1,166%
Total corporate expenses and other income	87,523	75,298	16%

Income before income taxes	66,178	60,524	9%

Provision for income taxes	17,105	15,344	11%

Net income	$49,073	$45,180	9%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 13% to $45.6 million during the second quarter of 2024 compared to $40.4 million in the second quarter of 2023, primarily due to increased incentive compensation expense, the increase in pawn store count and a 3% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 5% during both the second quarter of 2023 and the second quarter of 2024.

Depreciation and amortization decreased 10% to $13.2 million during the second quarter of 2024 compared to $14.8 million in the second quarter of 2023, primarily due to a $1.7 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 20% to $25.2 million during the second quarter of 2024 compared to $21.1 million in the second quarter of 2023, primarily due to higher floating interest rates on the Company’s unsecured bank credit facilities and higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the second quarter of 2024 and 2023 were 25.8% and 25.4%, respectively.

Operating Results for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Six Months Ended
	June 30,
	2024	2023	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$467,083	$406,724	15%
Pawn loan fees	243,306	201,657	21%
Wholesale scrap jewelry sales	44,037	43,968	—%
Total revenue	754,426	652,349	16%

Cost of revenue:
Cost of retail merchandise sold (2)	272,363	233,468	17%
Cost of wholesale scrap jewelry sold	36,535	35,307	3%
Total cost of revenue	308,898	268,775	15%

Net revenue	445,528	383,574	16%

Segment expenses:
Operating expenses	244,087	217,940	12%
Depreciation and amortization	14,244	12,200	17%
Total segment expenses	258,331	230,140	12%

Segment pre-tax operating income	$187,197	$153,434	22%

Operating metrics:
Retail merchandise sales margin	42%	43%
Net revenue margin	59%	59%
Segment pre-tax operating margin	25%	24%

(1)Includes $2.1 million and $3.5 million of retail merchandise sales from intersegment transactions for the six months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the six months ended June 30, 2024 and 2023 totaled $465.0 million and $403.3 million, respectively.

(2)Includes $1.1 million and $1.8 million of cost of retail merchandise sold from intersegment transactions for the six months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the six months ended June 30, 2024 and 2023 totaled $271.2 million and $231.6 million, respectively.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 15% to $467.1 million during the six months ended June 30, 2024 compared to $406.7 million for the six months ended June 30, 2023. Same-store retail sales increased 5% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores. During the six months ended June 30, 2024, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 43% during the six months ended June 30, 2023 reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

Pawn Lending Operations

U.S. pawn loan fees increased 21% to $243.3 million during the six months ended June 30, 2024 compared to $201.7 million for the six months ended June 30, 2023. Same-store pawn fees increased 12% during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and continued growth in demand for pawn loans.

Segment Expenses

U.S. operating expenses increased 12% to $244.1 million during the six months ended June 30, 2024 compared to $217.9 million during the six months ended June 30, 2023 while same-store operating expenses increased 3% compared with the prior-year period. The increase in operating expenses was primarily due to store growth.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the six months ended June 30, 2024 was $187.2 million, which generated a pre-tax segment operating margin of 25% compared to $153.4 million and 24% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue from both acquired and existing stores partially offset by the increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 benefited from a 6% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$265,294	$245,518	8%	$249,860	2%
Pawn loan fees	117,275	104,081	13%	110,427	6%
Wholesale scrap jewelry sales	18,053	28,799	(37)%	18,053	(37)%
Total revenue	400,622	378,398	6%	378,340	—%

Cost of revenue:
Cost of retail merchandise sold	170,459	159,623	7%	160,578	1%
Cost of wholesale scrap jewelry sold	15,296	22,300	(31)%	14,395	(35)%
Total cost of revenue	185,755	181,923	2%	174,973	(4)%

Net revenue	214,867	196,475	9%	203,367	4%

Segment expenses:
Operating expenses	135,327	115,263	17%	127,643	11%
Depreciation and amortization	10,523	10,648	(1)%	9,919	(7)%
Total segment expenses	145,850	125,911	16%	137,562	9%

Segment pre-tax operating income	$69,017	$70,564	(2)%	$65,805	(7)%

Operating metrics:
Retail merchandise sales margin	36%	35%		36%
Net revenue margin	54%	52%		54%
Segment pre-tax operating margin	17%	19%		17%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 8% (2% on a constant currency basis) to $265.3 million during the six months ended June 30, 2024 compared to $245.5 million for the six months ended June 30, 2023. Same-store retail sales increased 7% (1% on a constant currency basis) during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in total and same-store retail sales was primarily due to increased inventory levels throughout the first half of 2024 and greater demand for value-priced, pre-owned merchandise. The gross profit margin on retail merchandise sales was 36% during the six months ended June 30, 2024 and 35% during the six months ended June 30, 2023.

Pawn Lending Operations

Latin America pawn loan fees increased 13% (6% on a constant currency basis) to $117.3 million during the six months ended June 30, 2024 compared to $104.1 million for the six months ended June 30, 2023. Same-store pawn fees also increased 13% (6% on a constant currency basis) during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in total and same-store constant currency pawn loan fees was primarily due to increased average receivable balances outstanding during the six months ended June 30, 2024.

Segment Expenses

Operating expenses increased 17% (11% on a constant currency basis) to $135.3 million during the six months ended June 30, 2024 compared to $115.3 million during the six months ended June 30, 2023. Same-store operating expenses increased 15% (9% on a constant currency basis) compared to the prior-year period. The increase in total and same-store operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the six months ended June 30, 2024 was $69.0 million, which generated a pre-tax segment operating margin of 17% compared to $70.6 million and 19% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected an increase in operating expenses, partially offset by an increase in net revenue.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF.

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$400,241	$373,243	7%
Interest and fees on finance receivables	114,186	112,834	1%
Total revenue	514,427	486,077	6%

Cost of revenue:
Depreciation of leased merchandise (1)	231,341	205,234	13%
Provision for lease losses (2)	91,004	102,214	(11)%
Provision for loan losses	61,534	57,475	7%
Total cost of revenue	383,879	364,923	5%

Net revenue	130,548	121,154	8%

Segment expenses:
Operating expenses	70,091	70,639	(1)%
Depreciation and amortization	1,399	1,487	(6)%
Total segment expenses	71,490	72,126	(1)%

Segment pre-tax operating income	$59,058	$49,028	20%

(1)Includes $0.9 million and $1.1 million of depreciation of leased merchandise from intersegment transactions for the six months ended June 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the six months ended June 30, 2024 and 2023 totaled $230.4 million and $204.1 million, respectively.

(2)Includes $0.3 million of provision for lease losses from intersegment transactions for both the six months ended June 30, 2024 and 2023 related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the six months ended June 30, 2024 and 2023 totaled $90.7 million and $101.9 million, respectively.

The following table provides a detail of gross transaction volumes originated during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise	$300,899	$305,278	(1)%
Finance receivables	207,422	200,303	4%
Total gross transaction volume	$508,321	$505,581	1%

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$95,752	$79,576	20%
Provision for lease losses (1)	91,004	102,214	(11)%
Charge-offs	(87,122)	(74,172)	17%
Recoveries	3,667	3,346	10%
Balance at end of period	$103,301	$110,964	(7)%

Leased merchandise portfolio metrics:
Provision rate (2)	30%	33%
Average monthly net charge-off rate (3)	5.4%	4.8%
Delinquency rate (4)	23.0%	21.4%

Allowance for loan losses:
Balance at beginning of period	$96,454	$84,833	14%
Provision for loan losses	61,534	57,475	7%
Charge-offs	(62,092)	(52,391)	19%
Recoveries	4,065	3,137	30%
Balance at end of period	$99,961	$93,054	7%

Finance receivables portfolio metrics:
Provision rate (2)	30%	29%
Average monthly net charge-off rate (3)	4.7%	4.2%
Delinquency rate (4)	20.0%	19.1%

(1)Includes $0.3 million of provision for lease losses from intersegment transactions for both the six months ended June 30, 2024 and 2023 related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the six months ended June 30, 2024 and 2023 totaled $90.7 million and $101.9 million, respectively.

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

LTO Operations

Leased merchandise income increased 7% to $400.2 million during the six months ended June 30, 2024 compared to $373.2 million for the six months ended June 30, 2023, which was primarily due to higher leased merchandise balances outstanding during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Depreciation of leased merchandise increased 13% to $231.3 million during the six months ended June 30, 2024 compared to $205.2 million during the six months ended June 30, 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased from 55% during the six months ended June 30, 2023 to 58% during the six months ended June 30, 2024 primarily as a result of a slight increase in customers taking advantage of early buyout or other early payment options.

Provision for lease losses decreased 11% to $91.0 million during the six months ended June 30, 2024 compared to $102.2 million for the six months ended June 30, 2023, which was primarily due to a slight decrease in lease loss provisioning rates used during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 and the 1% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses decreased from 33% during the six months ended June 30, 2023 to 30% during the six months ended June 30, 2024.

Retail Finance Operations

Interest and fees on finance receivables increased 1% to $114.2 million during the six months ended June 30, 2024 compared to $112.8 million for the six months ended June 30, 2023. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the six months ended June 30, 2024, some of which provide slightly lower interest rates.

Provision for loan losses increased 7% to $61.5 million during the six months ended June 30, 2024 compared to $57.5 million for the six months ended June 30, 2023, which was primarily due to a slight increase in loan loss provisioning rates used during the six months ended June 30, 2024 and the 4% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses increased from 29% during the six months ended June 30, 2023 to 30% during the six months ended June 30, 2024.

Segment Expenses

Operating expenses decreased 1% to $70.1 million during the six months ended June 30, 2024 compared to $70.6 million during the six months ended June 30, 2023, which was primarily due to lower receivable acquisition costs, the realization of information technology cost synergies from the Company’s acquisition of AFF, partially offset by increased variable costs associated with the 1% increase in gross transaction volumes. As a percentage of segment revenues, operating expenses decreased slightly from 15% during the six months ended June 30, 2023 to 14% during the six months ended June 30, 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the six months ended June 30, 2024 was $59.1 million compared to $49.0 million in the six months ended June 30, 2023. The increase was primarily the result of increased segment income resulting from increases in net revenue and a decrease in segment expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$187,197	$153,434	22%
Latin America pawn	69,017	70,564	(2)%
Retail POS payment solutions	59,058	49,028	20%
Intersegment eliminations (1)	294	(260)	(213)%
Consolidated segment pre-tax operating income	315,566	272,766	16%

Corporate expenses and other income:
Administrative expenses	88,633	79,372	12%
Depreciation and amortization	26,408	29,826	(11)%
Interest expense	50,605	41,968	21%
Interest income	(1,004)	(925)	9%
Loss (gain) on foreign exchange	1,251	(1,619)	(177)%
Merger and acquisition expenses	1,961	283	593%
Other expenses (income), net	(351)	124	(383)%
Total corporate expenses and other income	167,503	149,029	12%

Income before income taxes	148,063	123,737	20%

Provision for income taxes	37,622	31,169	21%

Net income	$110,441	$92,568	19%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 12% to $88.6 million during the six months ended June 30, 2024 compared to $79.4 million during the six months ended June 30, 2023, primarily due to increased incentive compensation expense, the increase in pawn store count and a 6% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 5% during both the six months ended June 30, 2023 and 2024.

Depreciation and amortization decreased 11% to $26.4 million during the six months ended June 30, 2024 compared to $29.8 million in the six months ended June 30, 2023, primarily due to a $3.7 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 21% to $50.6 million during the six months ended June 30, 2024 compared to $42.0 million for the six months ended June 30, 2023, primarily due to higher floating interest rates on the Company’s unsecured bank credit facilities and higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the six months ended June 30, 2024 and 2023 were 25.4% and 25.2%, respectively.

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

During the six months ended June 30, 2024, the Company acquired 27 pawn stores in the U.S. and acquired one pawn license that was used to open a pawn store in the state of Nevada for a cumulative purchase price of $99.2 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors.

The Company has opened 40 new (“de novo”) stores in total through June 30, 2024 and for the full year of 2024 expects to add approximately 90 to 100 total new locations through new store openings and acquisitions. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 19 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $21.1 million during the six months ended June 30, 2024.

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

Return of Capital to Shareholders

In July 2024, the Company’s Board of Directors declared a $0.38 per share third quarter cash dividend on common shares outstanding, or an aggregate of $17.0 million based on the June 30, 2024 share count, to be paid on August 30, 2024 to stockholders of record as of August 15, 2024. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the six months ended June 30, 2024, the Company repurchased a total of 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. During the six months ended June 30, 2023, the Company repurchased 1,153,000 shares of common stock at an aggregate cost of $105.6 million and an average cost per share of $91.48. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.9 million and $1.1 million of excise taxes during the six months ended June 30, 2024 and 2023, respectively.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act of 1934, as amended, subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of June 30, 2024, the Company’s primary sources of liquidity were $113.7 million in cash and cash equivalents and $519.8 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $957.7 million as of June 30, 2024.

The Company’s cash and cash equivalents as of June 30, 2024 included $29.0 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Governmental Regulation Update.”

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flow provided by operating activities	$228,719	$205,669
Cash flow used in investing activities	$(187,864)	$(125,299)
Cash flow used in financing activities	$(50,850)	$(97,898)

	As of June 30,
	2024	2023
Working capital	$957,690	$832,610
Current ratio	4.0:1	3.7:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $23.1 million, or 11%, from $205.7 million for the six months ended June 30, 2023 to $228.7 million for the six months ended June 30, 2024 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $17.9 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $62.6 million, or 50%, from $125.3 million for the six months ended June 30, 2023 to $187.9 million for the six months ended June 30, 2024. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $42.7 million for furniture, fixtures, equipment and improvements and $21.1 million for discretionary pawn store real property purchases during the six months ended June 30, 2024 compared to $28.3 million and $34.5 million in the prior-year period, respectively. The Company paid $65.7 million in cash related to pawn store acquisitions during the six months ended June 30, 2024 compared to $5.5 million during the six months ended June 30, 2023. The Company funded a net increase in pawn loans of $20.9 million during the six months ended June 30, 2024 and received funds from a net decrease in pawn loans of $0.2 million during the six months ended June 30, 2023. The Company funded a net increase in finance receivables of $37.6 million during the six months ended June 30, 2024 and $57.1 million during the six months ended June 30, 2023.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $47.0 million, or 48%, from $97.9 million for the six months ended June 30, 2023 to $50.9 million for the six months ended June 30, 2024. Net payments on the credit facilities were $418.0 million during the six months ended June 30, 2024 compared to net borrowings of $37.0 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes and paid $9.1 million in debt issuance costs which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company funded $85.0 million of share repurchases during the six months ended June 30, 2024 while it funded $101.8 million of share repurchases during the six months ended June 30, 2023. The Company paid dividends of $31.7 million during the six months ended June 30, 2024, compared to $30.6 million during the six months ended June 30, 2023. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the six months ended June 30, 2024 of $7.0 million compared to $2.5 million during the six months ended June 30, 2023.

GOVERNMENTAL REGULATION UPDATE

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2023 Annual Report on Form 10-K filed with the SEC on February 5, 2024 and in subsequent documents filed with the SEC. Other than as described below, there have been no changes to the significant regulation that the Company’s businesses are subject to that the Company believes would have a material impact on its businesses or results of operation from those described in the Annual Report on Form 10-K for the year ended December 31, 2023.

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule defines some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services as transactions that are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. If the Fifth Circuit does not grant the petition, the SDL Rule is expected to go into effect on March 30, 2025. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions as of its effective date. At this time, the Company does not believe that the implementation of the SDL Rule as proposed will have a material impact on the Company’s future results of operations or financial condition.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$49,073	$45,180	$1.08	$0.99	$110,441	$92,568	$2.44	$2.01
Adjustments, net of tax:
Merger and acquisition expenses	1,047	191	0.03	—	1,504	213	0.03	0.01
Non-cash foreign currency loss (gain) related to lease liability	1,307	(766)	0.03	(0.01)	1,138	(1,613)	0.02	(0.04)
Amortization of acquired AFF intangible assets	9,572	10,887	0.21	0.24	19,145	21,989	0.42	0.48
Other expenses (income), net	899	61	0.02	—	(141)	96	—	—
Adjusted net income and diluted earnings per share	$61,898	$55,553	$1.37	$1.22	$132,087	$113,253	$2.91	$2.46

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Net income	$49,073	$45,180	$110,441	$92,568	$237,174	$231,950
Income taxes	17,105	15,344	37,622	31,169	80,001	68,788
Depreciation and amortization (1)	26,547	27,050	52,574	54,161	107,574	106,469
Interest expense	25,187	21,071	50,605	41,968	101,880	80,209
Interest income	(261)	(408)	(1,004)	(925)	(1,548)	(1,340)
EBITDA	117,651	108,237	250,238	218,941	525,081	486,076
Adjustments:
Merger and acquisition expenses	1,364	252	1,961	283	9,600	3,043
Non-cash foreign currency loss (gain) related to lease liability	1,867	(1,095)	1,626	(2,305)	1,391	(2,925)
AFF purchase accounting and other adjustments (2)	—	—	—	—	13,968	16,710
Gain on revaluation of contingent acquisition consideration	—	—	—	—	—	(46,560)
Other expenses (income), net	1,000	79	(351)	124	(1,877)	278
Adjusted EBITDA	$121,882	$107,473	$253,474	$217,043	$548,163	$456,622

(1)Includes $12.4 million, $24.9 million and $52.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2024, respectively. Includes $14.1 million, $28.6 million and $56.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2023, respectively.

(2)The following table details AFF purchase accounting and other adjustments (in thousands):

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Amortization of fair value adjustment on acquired finance receivables included in interest and fees on finance receivables	$—	$—	$—	$—	$—	$14,970
Amortization of fair value adjustment on acquired leased merchandise included in depreciation of leased merchandise	—	—	—	—	—	1,740
Other non-recurring costs included in administrative expenses related to a discontinued finance product	—	—	—	—	13,968	—
	$—	$—	$—	$—	$13,968	$16,710

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023
Cash flow from operating activities	$106,187	$95,075	$228,719	$205,669	$439,192	$448,207
Cash flow from certain investing activities:
Pawn loans, net (1)	(46,036)	(44,170)	(20,887)	188	(56,053)	(3,364)
Finance receivables, net	(22,252)	(32,585)	(37,563)	(57,125)	(95,880)	(118,932)
Purchases of furniture, fixtures, equipment and improvements	(16,237)	(14,520)	(42,664)	(28,348)	(74,464)	(44,248)
Free cash flow	21,662	3,800	127,605	120,384	212,795	281,663
Merger and acquisition expenses paid, net of tax benefit	1,047	191	1,504	213	7,380	2,338
Adjusted free cash flow	$22,709	$3,991	$129,109	$120,597	$220,175	$284,001

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2024	2023	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.4	17.1	(8)%
Three months ended	17.2	17.7	3%
Six months ended	17.1	18.2	6%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.8	7.8	—%
Three months ended	7.8	7.8	—%
Six months ended	7.8	7.8	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,148	4,191	1%
Three months ended	3,927	4,431	11%
Six months ended	3,921	4,596	15%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2023 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Governmental Regulation Update” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2023 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2023 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended June 30, 2024 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
April 1 through April 30, 2024	—	$—	—	$200,000
May 1 through May 31, 2024 (3)	720,950	117.90	720,950	115,000
June 1 through June 30, 2024	—	—	—	115,000
Total	720,950	117.90	720,950

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2024, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining.

(3)The shares were repurchased on May 22, 2024 by the Company in a privately negotiated transaction with AFF Services, Inc. AFF Services, Inc. is partially owned and 100% controlled by the Douglas R. Rippel Revocable Trust (the "Trust"). Douglas R. Rippel, a member of the Company’s board of directors, is a co-trustee of the Trust and an indirect beneficial owner of the shares held by AFF Services, Inc. The $117.90 per share purchase price represented a discount to the average closing sale price of the Company's common stock for the three, five and ten days ended May 22, 2024.

Recent Sales of Unregistered Securities

On April 17, 2024, the Company issued 225,000 shares of its common stock as partial consideration for an acquisition of certain pawn stores. The Company issued these shares without registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the second quarter of 2024.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Indenture, dated as of February 21, 2024, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	02/21/2024
10.1	Employment Agreement, dated April 2, 2024, between Daniel R. Feehan and FirstCash Holdings, Inc. *	10-Q	001-10960	10.1	04/29/2024
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2024	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)