Form 10-Q
period 2024-09-30
FirstCash Holdings, Inc.
filed 2024-10-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     ☐ Yes  ☒ No

As of October 23, 2024, there were 44,752,348 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and higher gas prices, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity at merchant partners of the Company’s retail POS payment solutions business; impact of store closures, financial difficulties or even bankruptcies at the merchant partners of the Company’s retail POS payment solutions business; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2024	2023	2023
ASSETS
Cash and cash equivalents	$106,320	$86,547	$127,018
Accounts receivable, net	74,378	72,336	71,922
Pawn loans	517,877	483,785	471,846
Finance receivables, net	123,751	113,307	113,901
Inventories	334,394	314,382	312,089
Leased merchandise, net	137,769	143,169	171,191
Prepaid expenses and other current assets	34,861	21,114	38,634
Total current assets	1,329,350	1,234,640	1,306,601

Property and equipment, net	689,075	604,673	632,724
Operating lease right of use asset	329,228	312,097	328,458
Goodwill	1,788,795	1,713,354	1,727,652
Intangible assets, net	241,389	291,690	277,724
Other assets	10,339	10,057	10,242
Deferred tax assets, net	4,671	8,052	6,514
Total assets	$4,392,847	$4,174,563	$4,289,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$133,792	$146,873	$163,050
Customer deposits and prepayments	78,083	71,752	70,580
Lease liability, current	96,598	98,745	101,962
Total current liabilities	308,473	317,370	335,592

Revolving unsecured credit facilities	200,000	560,229	568,000
Senior unsecured notes	1,530,604	1,037,151	1,037,647
Deferred tax liabilities, net	127,425	139,713	136,773
Lease liability, non-current	227,151	202,516	215,485
Total liabilities	2,393,653	2,256,979	2,293,497

Stockholders’ equity:
Common stock	575	573	573
Additional paid-in capital	1,764,351	1,737,497	1,741,046
Retained earnings	1,344,542	1,164,228	1,218,029
Accumulated other comprehensive loss	(114,807)	(64,521)	(43,037)
Common stock held in treasury, at cost	(995,467)	(920,193)	(920,193)
Total stockholders’ equity	1,999,194	1,917,584	1,996,418
Total liabilities and stockholders’ equity	$4,392,847	$4,174,563	$4,289,915

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Retail merchandise sales	$363,141	$335,081	$1,093,425	$983,860
Pawn loan fees	186,561	174,560	547,142	480,298
Leased merchandise income	188,560	189,382	588,801	562,625
Interest and fees on finance receivables	61,198	61,413	175,384	174,247
Wholesale scrap jewelry sales	37,861	25,865	99,951	98,632
Total revenue	837,321	786,301	2,504,703	2,299,662

Cost of revenue:
Cost of retail merchandise sold	218,178	199,719	659,854	590,991
Depreciation of leased merchandise	104,928	103,698	335,369	307,824
Provision for lease losses	39,171	39,736	129,834	141,674
Provision for loan losses	40,557	33,096	102,091	90,571
Cost of wholesale scrap jewelry sold	29,880	21,405	81,711	79,012
Total cost of revenue	432,714	397,654	1,308,859	1,210,072

Net revenue	404,607	388,647	1,195,844	1,089,590

Expenses and other income:
Operating expenses	224,926	211,524	674,431	615,366
Administrative expenses	40,930	45,056	129,563	124,428
Depreciation and amortization	25,933	27,365	78,507	81,526
Interest expense	27,424	24,689	78,029	66,657
Interest income	(403)	(328)	(1,407)	(1,253)
Loss (gain) on foreign exchange	882	(286)	2,133	(1,905)
Merger and acquisition expenses	225	3,387	2,186	3,670
Other expenses (income), net	(490)	(384)	(841)	(260)
Total expenses and other income	319,427	311,023	962,601	888,229

Income before income taxes	85,180	77,624	233,243	201,361

Provision for income taxes	20,353	20,480	57,975	51,649

Net income	$64,827	$57,144	$175,268	$149,712

Earnings per share:
Basic	$1.45	$1.27	$3.89	$3.29
Diluted	$1.44	$1.26	$3.88	$3.27

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$64,827	$57,144	$175,268	$149,712
Other comprehensive income (loss):
Currency translation adjustment	(30,441)	(15,263)	(71,770)	42,052
Comprehensive income	$34,386	$41,881	$103,498	$191,764

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2023	57,322	$573	$1,741,046	$1,218,029	$(43,037)	12,214	$(920,193)	$1,996,418
Shares issued under share-based compensation plan, net of 59 shares net-settled	—	—	(17,583)	—	—	(140)	10,576	(7,007)
Share-based compensation expense	—	—	4,101	—	—	—	—	4,101
Net income	—	—	—	61,368	—	—	—	61,368
Cash dividends ($0.35 per share)	—	—	—	(15,833)	—	—	—	(15,833)
Currency translation adjustment	—	—	—	—	6,335	—	—	6,335
As of 3/31/2024	57,322	$573	$1,727,564	$1,263,564	$(36,702)	12,074	$(909,617)	$2,045,382
Shares issued upon acquisition of pawn stores	225	2	29,320	—	—	—	—	29,322
Share-based compensation expense	—	—	4,102	—	—	—	—	4,102
Net income	—	—	—	49,073	—	—	—	49,073
Cash dividends ($0.35 per share)	—	—	—	(15,916)	—	—	—	(15,916)
Currency translation adjustment	—	—	—	—	(47,664)	—	—	(47,664)
Purchases of treasury stock, including excise tax	—	—	—	—	—	721	(85,850)	(85,850)
As of 6/30/2024	57,547	$575	$1,760,986	$1,296,721	$(84,366)	12,795	$(995,467)	$1,978,449
Share-based compensation expense	—	—	3,365	—	—	—	—	3,365
Net income	—	—	—	64,827	—	—	—	64,827
Cash dividends ($0.38 per share)	—	—	—	(17,006)	—	—	—	(17,006)
Currency translation adjustment	—	—	—	—	(30,441)	—	—	(30,441)
As of 9/30/2024	57,547	$575	$1,764,351	$1,344,542	$(114,807)	12,795	$(995,467)	$1,999,194

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2024	2023
Cash flow from operating activities:
Net income	$175,268	$149,712
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	335,369	307,824
Provision for lease losses	129,834	141,674
Provision for loan losses	102,091	90,571
Share-based compensation expense	11,568	10,125
Depreciation and amortization expense	78,507	81,526
Amortization of debt issuance costs	2,707	2,067
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(25,755)	(12,390)
Impairments and dispositions of certain other assets	1,415	346
Deferred income taxes, net	(8,337)	(12,000)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(4,244)	(9,998)
Inventories purchased directly from customers, wholesalers or manufacturers	(9,219)	(939)
Leased merchandise, net	(431,783)	(439,365)
Prepaid expenses and other assets	420	(427)
Accounts payable, accrued liabilities and other liabilities	(17,513)	(7,594)
Income taxes	1,481	15,905
Net cash flow provided by operating activities	341,809	317,037
Cash flow from investing activities:
Pawn loans, net (1)	(69,723)	(59,426)
Finance receivables, net	(86,186)	(87,994)
Purchases of furniture, fixtures, equipment and improvements	(56,032)	(46,723)
Purchases of store real property	(54,304)	(46,677)
Acquisitions of pawn stores, net of cash acquired	(69,238)	(168,353)
Net cash flow used in investing activities	(335,483)	(409,173)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	389,000	545,835
Repayments of unsecured credit facilities	(757,000)	(322,967)
Issuance of senior unsecured notes	500,000	—
Debt issuance costs paid	(10,425)	(90)
Purchases of treasury stock	(85,000)	(115,521)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(7,007)	(2,463)
Dividends paid	(48,755)	(46,087)
Net cash flow (used in) provided by financing activities	(19,187)	58,707

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2024	2023
Effect of exchange rates on cash	(7,837)	2,646
Change in cash and cash equivalents	(20,698)	(30,783)
Cash and cash equivalents at beginning of the period	127,018	117,330
Cash and cash equivalents at end of the period	$106,320	$86,547

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 5, 2024. The consolidated financial statements as of September 30, 2024 and 2023, and for the three month and nine month periods ended September 30, 2024 and 2023, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

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

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively, however, retrospective application is permitted. The Company does not expect ASU 2023-09 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$64,827	$57,144	$175,268	$149,712

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,752	45,114	45,039	45,531
Effect of dilutive securities:
Restricted stock unit awards	218	260	175	216
Weighted-average common shares for calculating diluted earnings per share	44,970	45,374	45,214	45,747

Earnings per share:
Basic	$1.45	$1.27	$3.89	$3.29
Diluted	$1.44	$1.26	$3.88	$3.27

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the nine months ended September 30, 2024, the Company acquired 28 pawn stores in the U.S. in five separate transactions and acquired one pawn license that was used to open one new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $102.8 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $68.6 million in cash, $29.3 million in stock consideration and remaining short-term amounts payable to certain of the sellers of approximately $4.9 million. During the nine months ended September 30, 2024, the Company also paid $0.6 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices for these individually immaterial acquisitions during the nine months ended September 30, 2024 is as follows (in thousands):

Pawn loans	$11,669
Accounts receivable	816
Inventories	8,743
Prepaid expenses and other current assets	5
Property and equipment	561
Operating lease right of use asset	13,258
Goodwill (1)	82,357
Intangible assets	1,280
Current liabilities	(2,665)
Lease liability	(13,258)
Aggregate purchase price	$102,766

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes.

The results of operations for the acquired stores have been consolidated since the respective acquisition dates. During 2024, revenue from the acquired stores was $20.7 million and the earnings from the combined acquisitions since the acquisition dates (including $1.7 million of transaction and integration costs, net of tax) was $4.2 million.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.2 years as of September 30, 2024 and 3.9 years as of September 30, 2023.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2024 and 2023 was 8.4% and 7.7%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $1.4 million and $0.6 million during the three months ended September 30, 2024 and 2023, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2024 and 2023, the Company recognized a foreign currency loss of $3.0 million and a gain of $1.7 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease expense	$36,288	$36,687	$110,760	$104,702
Variable lease expense (1)	4,917	4,744	14,945	13,777
Total operating lease expense	$41,205	$41,431	$125,705	$118,479

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2024 (in thousands):

Three months ending December 31, 2024	$31,733
2025	113,581
2026	90,355
2027	63,051
2028	41,367
Thereafter	43,244
Total	$383,331
Less amount of lease payments representing interest	(59,582)
Total present value of lease payments	$323,749

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$99,910	$92,233
Leased assets obtained in exchange for new operating lease liabilities	$104,584	$72,663

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024, September 30, 2023 and December 31, 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the nine months ended September 30, 2024.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of September 30, 2024, September 30, 2023 and December 31, 2023 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$106,320	$106,320	$106,320	$—	$—
Accounts receivable, net	74,378	74,378	—	—	74,378
Pawn loans	517,877	517,877	—	—	517,877
Finance receivables, net (1)	123,751	264,517	—	—	264,517
	$822,326	$963,092	$106,320	$—	$856,772

Financial liabilities:
Revolving unsecured credit facilities	$200,000	$200,000	$—	$200,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,534,000	—	1,534,000	—
	$1,750,000	$1,734,000	$—	$1,734,000	$—

(1)Finance receivables, gross as of September 30, 2024 was $259.5 million. See Note 6.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,547	$86,547	$86,547	$—	$—
Accounts receivable, net	72,336	72,336	—	—	72,336
Pawn loans	483,785	483,785	—	—	483,785
Finance receivables, net (1)	113,307	230,357	—	—	230,357
	$755,975	$873,025	$86,547	$—	$786,478

Financial liabilities:
Revolving unsecured credit facilities	$560,229	$560,229	$—	$560,229	$—
Senior unsecured notes (outstanding principal)	1,050,000	938,000	—	938,000	—
	$1,610,229	$1,498,229	$—	$1,498,229	$—

(1)Finance receivables, gross as of September 30, 2023 was $224.6 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,018	$127,018	$127,018	$—	$—
Accounts receivable, net	71,922	71,922	—	—	71,922
Pawn loans	471,846	471,846	—	—	471,846
Finance receivables, net (1)	113,901	227,732	—	—	227,732
	$784,687	$898,518	$127,018	$—	$771,500

Financial liabilities:
Revolving unsecured credit facilities	$568,000	$568,000	$—	$568,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	987,000	—	987,000	—
	$1,618,000	$1,555,000	$—	$1,555,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of September 30, 2024, September 30, 2023 and December 31, 2023. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of September 30,		As of December 31,
	2024	2023	2023
Finance receivables, gross	$259,485	$224,618	$227,474
Merchant partner discounts and premiums, net	(20,227)	(9,730)	(11,907)
Unearned origination fees	(6,310)	(4,897)	(5,212)
Finance receivables, amortized cost	232,948	209,991	210,355
Less allowance for loan losses	(109,197)	(96,684)	(96,454)
Finance receivables, net	$123,751	$113,307	$113,901

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$99,961	$93,054	$96,454	$84,833
Provision for loan losses	40,557	33,096	102,091	90,571
Charge-offs	(32,969)	(30,890)	(95,061)	(83,281)
Recoveries	1,648	1,424	5,713	4,561
Balance at end of period	$109,197	$96,684	$109,197	$96,684

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of September 30, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	Total
As of September 30, 2024
Delinquency:
1 to 30 days past due	$16,957	$4,739	$173	$21,869
31 to 60 days past due	9,835	3,471	131	13,437
61 to 89 days past due (1)	7,060	3,162	155	10,377
Total past due finance receivables	33,852	11,372	459	45,683
Current finance receivables	152,138	34,253	874	187,265
Finance receivables, amortized cost	$185,990	$45,625	$1,333	$232,948

	Origination Year
	2023	2022	2021	Total
As of September 30, 2023
Delinquency:
1 to 30 days past due	$18,395	$5,014	$224	$23,633
31 to 60 days past due	9,193	2,865	151	12,209
61 to 89 days past due (1)	7,240	2,858	174	10,272
Total past due finance receivables	34,828	10,737	549	46,114
Current finance receivables	132,635	30,243	999	163,877
Finance receivables, amortized cost	$167,463	$40,980	$1,548	$209,991

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the nine months ended September 30, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during the nine months ended September 30, 2024	$25,359	$63,525	$6,177	$—	$95,061

Gross charge-offs during the nine months ended September 30, 2023	—	24,676	51,150	7,455	83,281

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of September 30,		As of December 31,
	2024	2023	2023
Leased merchandise	$348,675	$365,677	$384,129
Processing fees	(3,809)	(4,155)	(4,348)
Merchant partner discounts and premiums, net	1,034	2,566	2,501
Accumulated depreciation	(114,762)	(115,774)	(115,964)
Leased merchandise, before allowance for lease losses	231,138	248,314	266,318
Less allowance for lease losses	(93,369)	(105,145)	(95,127)
Leased merchandise, net	$137,769	$143,169	$171,191

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Balance at beginning of period	$102,778	$110,972	$95,127	$79,189
Provision for lease losses	39,171	39,736	129,834	141,674
Charge-offs	(50,228)	(47,225)	(136,907)	(120,726)
Recoveries	1,648	1,662	5,315	5,008
Balance at end of period	$93,369	$105,145	$93,369	$105,145

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2024	2023	2023
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$200,000	$531,000	$568,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	29,229	—
Total revolving unsecured credit facilities	200,000	560,229	568,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	495,304	494,239	494,499
5.625% senior unsecured notes due 2030 (3)	543,879	542,912	543,148
6.875% senior unsecured notes due 2032 (4)	491,421	—	—
Total senior unsecured notes	1,530,604	1,037,151	1,037,647

Total long-term debt	$1,730,604	$1,597,380	$1,605,647

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of September 30, 2024, September 30, 2023 and December 31, 2023, deferred debt issuance costs of $4.7 million, $5.8 million and $5.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of September 30, 2024, September 30, 2023 and December 31, 2023, deferred debt issuance costs of $6.1 million, $7.1 million and $6.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of September 30, 2024, deferred debt issuance costs of $8.6 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

During the period from January 1, 2024 through August 8, 2024, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $640.0 million, which was scheduled to mature on August 30, 2027. The Credit Facility charged interest, at the Company’s option, of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5% .

On August 8, 2024, the Credit Facility was amended (the “2024 Amendment”) in order to increase the total lender commitment, extend the term of the Credit Facility, amend certain financial covenants and modify the benchmark interest rate. Under the 2024 Amendment, the total lender commitment was increased from $640.0 million to $700.0 million and the term of the Credit Facility was extended to August 8, 2029. In addition, the permitted consolidated leverage ratio was increased to 3.25 times adjusted EBITDA for the full term of the agreement, while the other financial covenants remain substantially unchanged.

The Credit Facility, as amended by the 2024 Amendment, now bears interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%.

As of September 30, 2024, the Company had $200.0 million in outstanding borrowings and $2.8 million in outstanding letters of credit under the Credit Facility, leaving $497.2 million available for future borrowings, subject to certain financial covenants. The agreement has an interest rate floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2024 was 7.41% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2024. During the nine months ended September 30, 2024, the Company made net payments of $368.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of September 30, 2024, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2024. At September 30, 2024, the Company had no amount outstanding under the Mexico Credit Facility and $30.6 million ($600.0 million pesos) available for future borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (i) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (ii) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2024, the Company’s consolidated total debt ratio was 2.8 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (i) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (ii) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2024, the Company’s consolidated total debt ratio was 2.8 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1, commencing on September 1, 2024. The 2032 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company used the net proceeds from the offering to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company capitalized $9.1 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2032 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2032 Notes in the accompanying consolidated balance sheets.

The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes (the “2032 Notes Indenture”) as the ratio of (i) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (ii) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2024, the Company’s consolidated total debt ratio was 2.8 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “N.D. Texas Court”) against FirstCash, Inc. and Cash America West, Inc., two of the Company’s subsidiaries, alleging violations of the Military Lending Act (“MLA”) in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. After an initial period of pre-trial activity, the case was stayed on November 4, 2022, pending the Supreme Court review of the Fifth Circuit's decision in Community Financial v. CFPB, where the Fifth Circuit held the CFPB’s funding mechanism was unconstitutional and its ensuing actions were void. The Supreme Court reversed that decision through an opinion issued on May 16, 2024. The N.D. Texas Court then issued a scheduling order on June 18, 2024, with the case currently scheduled for trial in June of 2025. On July 2, 2024, the CFPB renewed their prior motion to strike certain affirmative defenses of the Company, which the Company has opposed, including through the submission of a motion for partial summary judgment. That motion remains under submission. The Company intends to vigorously defend the action.

Gold Forward Sales Contracts

As of September 30, 2024, the Company had contractual commitments to deliver a total of 72,500 gold ounces between the months of October 2024 and June 2026 at a weighted-average price of $2,188 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

The following tables present reportable segment information for the three and nine month periods ended September 30, 2024 and 2023 as well as segment earning assets (in thousands):

	Three Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$235,037	$129,081	$—	$(977)	(1)	$363,141
Pawn loan fees	128,393	58,168	—	—		186,561
Leased merchandise income	—	—	188,560	—		188,560
Interest and fees on finance receivables	—	—	61,198	—		61,198
Wholesale scrap jewelry sales	26,685	11,176	—	—		37,861
Total revenue	390,115	198,425	249,758	(977)		837,321

Cost of revenue:
Cost of retail merchandise sold	134,966	83,729	—	(517)	(1)	218,178
Depreciation of leased merchandise	—	—	105,308	(380)	(1)	104,928
Provision for lease losses	—	—	39,268	(97)	(1)	39,171
Provision for loan losses	—	—	40,557	—		40,557
Cost of wholesale scrap jewelry sold	21,393	8,487	—	—		29,880
Total cost of revenue	156,359	92,216	185,133	(994)		432,714

Net revenue	233,756	106,209	64,625	17		404,607

Expenses and other income:
Operating expenses	128,104	63,062	33,760	—		224,926
Administrative expenses	—	—	—	40,930		40,930
Depreciation and amortization	7,365	4,676	679	13,213		25,933
Interest expense	—	—	—	27,424		27,424
Interest income	—	—	—	(403)		(403)
Loss on foreign exchange	—	—	—	882		882
Merger and acquisition expenses	—	—	—	225		225
Other expenses (income), net	—	—	—	(490)		(490)
Total expenses and other income	135,469	67,738	34,439	81,781		319,427

Income (loss) before income taxes	$98,287	$38,471	$30,186	$(81,764)		$85,180

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Nine Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$702,120	$394,375	$—	$(3,070)	(1)	$1,093,425
Pawn loan fees	371,699	175,443	—	—		547,142
Leased merchandise income	—	—	588,801	—		588,801
Interest and fees on finance receivables	—	—	175,384	—		175,384
Wholesale scrap jewelry sales	70,722	29,229	—	—		99,951
Total revenue	1,144,541	599,047	764,185	(3,070)		2,504,703

Cost of revenue:
Cost of retail merchandise sold	407,329	254,188	—	(1,663)	(1)	659,854
Depreciation of leased merchandise	—	—	336,649	(1,280)	(1)	335,369
Provision for lease losses	—	—	130,272	(438)	(1)	129,834
Provision for loan losses	—	—	102,091	—		102,091
Cost of wholesale scrap jewelry sold	57,928	23,783	—	—		81,711
Total cost of revenue	465,257	277,971	569,012	(3,381)		1,308,859

Net revenue	679,284	321,076	195,173	311		1,195,844

Expenses and other income:
Operating expenses	372,191	198,389	103,851	—		674,431
Administrative expenses	—	—	—	129,563		129,563
Depreciation and amortization	21,609	15,199	2,078	39,621		78,507
Interest expense	—	—	—	78,029		78,029
Interest income	—	—	—	(1,407)		(1,407)
Loss on foreign exchange	—	—	—	2,133		2,133
Merger and acquisition expenses	—	—	—	2,186		2,186
Other expenses (income), net	—	—	—	(841)		(841)
Total expenses and other income	393,800	213,588	105,929	249,284		962,601

Income (loss) before income taxes	$285,484	$107,488	$89,244	$(248,973)		$233,243

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of September 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$380,962	$136,915	$—	$—		$517,877
Finance receivables, net	—	—	123,751	—		123,751
Inventories	238,668	95,726	—	—		334,394
Leased merchandise, net	—	—	137,973	(204)	(1)	137,769

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$203,769	$132,784	$—	$(1,472)	(1)	$335,081
Pawn loan fees	114,022	60,538	—	—		174,560
Leased merchandise income	—	—	189,382	—		189,382
Interest and fees on finance receivables	—	—	61,413	—		61,413
Wholesale scrap jewelry sales	17,140	8,725	—	—		25,865
Total revenue	334,931	202,047	250,795	(1,472)		786,301

Cost of revenue:
Cost of retail merchandise sold	115,670	84,816	—	(767)	(1)	199,719
Depreciation of leased merchandise	—	—	104,198	(500)	(1)	103,698
Provision for lease losses	—	—	39,640	96	(1)	39,736
Provision for loan losses	—	—	33,096	—		33,096
Cost of wholesale scrap jewelry sold	14,297	7,108	—	—		21,405
Total cost of revenue	129,967	91,924	176,934	(1,171)		397,654

Net revenue (loss)	204,964	110,123	73,861	(301)		388,647

Expenses and other income:
Operating expenses	113,976	63,907	33,641	—		211,524
Administrative expenses	—	—	—	45,056		45,056
Depreciation and amortization	6,586	5,236	771	14,772		27,365
Interest expense	—	—	—	24,689		24,689
Interest income	—	—	—	(328)		(328)
Gain on foreign exchange	—	—	—	(286)		(286)
Merger and acquisition expenses	—	—	—	3,387		3,387
Other expenses (income), net	—	—	—	(384)		(384)
Total expenses and other income	120,562	69,143	34,412	86,906		311,023

Income (loss) before income taxes	$84,402	$40,980	$39,449	$(87,207)		$77,624

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Nine Months Ended September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$610,493	$378,302	$—	$(4,935)	(1)	$983,860
Pawn loan fees	315,679	164,619	—	—		480,298
Leased merchandise income	—	—	562,625	—		562,625
Interest and fees on finance receivables	—	—	174,247	—		174,247
Wholesale scrap jewelry sales	61,108	37,524	—	—		98,632
Total revenue	987,280	580,445	736,872	(4,935)		2,299,662

Cost of revenue:
Cost of retail merchandise sold	349,138	244,439	—	(2,586)	(1)	590,991
Depreciation of leased merchandise	—	—	309,432	(1,608)	(1)	307,824
Provision for lease losses	—	—	141,854	(180)	(1)	141,674
Provision for loan losses	—	—	90,571	—		90,571
Cost of wholesale scrap jewelry sold	49,604	29,408	—	—		79,012
Total cost of revenue	398,742	273,847	541,857	(4,374)		1,210,072

Net revenue (loss)	588,538	306,598	195,015	(561)		1,089,590

Expenses and other income:
Operating expenses	331,916	179,170	104,280	—		615,366
Administrative expenses	—	—	—	124,428		124,428
Depreciation and amortization	18,786	15,884	2,258	44,598		81,526
Interest expense	—	—	—	66,657		66,657
Interest income	—	—	—	(1,253)		(1,253)
Gain on foreign exchange	—	—	—	(1,905)		(1,905)
Merger and acquisition expenses	—	—	—	3,670		3,670
Other expenses (income), net	—	—	—	(260)		(260)
Total expenses and other income	350,702	195,054	106,538	235,935		888,229

Income (loss) before income taxes	$237,836	$111,544	$88,477	$(236,496)		$201,361

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of September 30, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Earning assets:
Pawn loans	$341,123	$142,662	$—	$—		$483,785
Finance receivables, net	—	—	113,307	—		113,307
Inventories	217,406	96,976	—	—		314,382
Leased merchandise, net	—	—	144,826	(1,657)	(1)	143,169

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

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in the U.S. while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, Colombia and El Salvador. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico.

OPERATIONS AND LOCATIONS

Pawn Operations

As of September 30, 2024, the Company operated 3,025 pawn store locations composed of 1,201 stores in 29 U.S. states and the District of Columbia, 1,723 stores in 32 states in Mexico, 72 stores in Guatemala, 17 stores in El Salvador and 12 stores in Colombia.

The following tables detail pawn store count activity for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024
	U.S.	Latin America	Total
Total locations, beginning of period	1,201	1,817	3,018
New locations opened (1)	—	15	15
Locations acquired	1	—	1
Consolidation of existing pawn locations (2)	(1)	(8)	(9)
Total locations, end of period	1,201	1,824	3,025

	Nine Months Ended September 30, 2024
	U.S.	Latin America	Total
Total locations, beginning of period	1,183	1,814	2,997
New locations opened (1)	1	54	55
Locations acquired	28	—	28
Consolidation of existing pawn locations (2) (3)	(11)	(44)	(55)
Total locations, end of period	1,201	1,824	3,025

(1)In addition to new store openings, the Company strategically relocated three stores in the U.S and one store in Latin America. during the three months ended September 30, 2024. During the nine months ended September 30, 2024, the Company strategically relocated nine stores in the U.S and one store in Latin America.

(2)Store consolidations were primarily acquired locations which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

(3)Includes 10 pawnshops located in Acapulco, Mexico that were severely damaged by a hurricane in the fall of 2023 which the Company elected to consolidate with other stores in this market. The Company expects to replace certain of these locations in this market over time as the city’s infrastructure recovers.

POS Payment Solutions

As of September 30, 2024, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 13,500 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico. This compares to the active door count of approximately 10,800 locations at September 30, 2023.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2023 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2024.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	September 30,
	2024	2023	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$235,037	$203,769	15%
Pawn loan fees	128,393	114,022	13%
Wholesale scrap jewelry sales	26,685	17,140	56%
Total revenue	390,115	334,931	16%

Cost of revenue:
Cost of retail merchandise sold (2)	134,966	115,670	17%
Cost of wholesale scrap jewelry sold	21,393	14,297	50%
Total cost of revenue	156,359	129,967	20%

Net revenue	233,756	204,964	14%

Segment expenses:
Operating expenses	128,104	113,976	12%
Depreciation and amortization	7,365	6,586	12%
Total segment expenses	135,469	120,562	12%

Segment pre-tax operating income	$98,287	$84,402	16%

Operating metrics:
Retail merchandise sales margin	43%	43%
Net revenue margin	60%	61%
Segment pre-tax operating margin	25%	25%

(1)Includes $1.0 million and $1.5 million of retail merchandise sales from intersegment transactions for the three months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the three months ended September 30, 2024 and 2023 totaled $234.1 million and $202.3 million, respectively.

(2)Includes $0.5 million and $0.8 million of cost of retail merchandise sold from intersegment transactions for the three months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the three months ended September 30, 2024 and 2023 totaled $134.4 million and $114.9 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of September 30, 2024 compared to September 30, 2023 (dollars in thousands, except as otherwise noted):

	As of September 30,
	2024	2023	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$380,962	$341,123	12%
Inventories	238,668	217,406	10%
	$619,630	$558,529	11%

Average outstanding pawn loan amount (in ones)	$264	$245	8%

Composition of pawn collateral:
General merchandise	30%	31%
Jewelry	70%	69%
	100%	100%

Composition of inventories:
General merchandise	43%	45%
Jewelry	57%	55%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 15%, totaling $235.0 million during the third quarter of 2024 compared to $203.8 million for the third quarter of 2023. Same-store retail sales increased 7% in the third quarter of 2024 compared to the third quarter of 2023. The increase in total retail sales was due to incremental sales contributions from acquired stores and the same-store sales increase. The gross profit margin on retail merchandise sales in the U.S. was 43% for both comparative periods, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 10% from $217.4 million at September 30, 2023 to $238.7 million at September 30, 2024. The increase was primarily due to incremental inventories from acquired stores and an increase in same-store inventories as a result of the higher pawn loan balances noted below. Inventories aged greater than one year in the U.S. were 2% at September 30, 2024 compared to 1% at September 30, 2023.

Pawn Lending Operations

U.S. pawn loan receivables as of September 30, 2024 increased 12% in total and 10% on a same-store basis compared to September 30, 2023. The Company believes the increase in same-store pawn receivables was primarily due to continued inflationary pressures driving additional demand for pawn loans and higher gold prices, which increased customers’ collateral value.

U.S. pawn loan fees increased 13% to $128.4 million during the third quarter of 2024 compared to $114.0 million for the third quarter of 2023. Same-store pawn fees in the third quarter of 2024 increased 8% compared to the third quarter of 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and continued growth in demand for pawn loans.

Segment Expenses

U.S. operating expenses increased 12% to $128.1 million during the third quarter of 2024 compared to $114.0 million during the third quarter of 2023 while same-store operating expenses increased 6% compared with the prior-year period. The increase in operating expenses was primarily due to store growth.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the third quarter of 2024 was $98.3 million, which generated a pre-tax segment operating margin of 25% compared to $84.4 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue from both acquired and existing stores partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was impacted by an 11% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2024 compared to September 30, 2023 was also impacted by an 11% unfavorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			September 30,	Increase /
	September 30,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$129,081	$132,784	(3)%	$142,147	7%
Pawn loan fees	58,168	60,538	(4)%	64,130	6%
Wholesale scrap jewelry sales	11,176	8,725	28%	11,176	28%
Total revenue	198,425	202,047	(2)%	217,453	8%

Cost of revenue:
Cost of retail merchandise sold	83,729	84,816	(1)%	92,131	9%
Cost of wholesale scrap jewelry sold	8,487	7,108	19%	9,378	32%
Total cost of revenue	92,216	91,924	—%	101,509	10%

Net revenue	106,209	110,123	(4)%	115,944	5%

Segment expenses:
Operating expenses	63,062	63,907	(1)%	69,199	8%
Depreciation and amortization	4,676	5,236	(11)%	5,117	(2)%
Total segment expenses	67,738	69,143	(2)%	74,316	7%

Segment pre-tax operating income	$38,471	$40,980	(6)%	$41,628	2%

Operating metrics:
Retail merchandise sales margin	35%	36%		35%
Net revenue margin	54%	55%		53%
Segment pre-tax operating margin	19%	20%		19%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of September 30, 2024 compared to September 30, 2023 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				September 30,
	As of September 30,			2024	Increase
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$136,915	$142,662	(4)%	$151,486	6%
Inventories	95,726	96,976	(1)%	105,792	9%
	$232,641	$239,638	(3)%	$257,278	7%

Average outstanding pawn loan amount (in ones)	$85	$89	(4)%	$94	6%

Composition of pawn collateral:
General merchandise	62%	66%
Jewelry	38%	34%
	100%	100%

Composition of inventories:
General merchandise	70%	68%
Jewelry	30%	32%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.3 times

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 3% (7% increase on a constant currency basis) to $129.1 million during the third quarter of 2024 compared to $132.8 million for the third quarter of 2023. Same-store retail sales also decreased 3% (7% increase on a constant currency basis) during the third quarter of 2024 compared to the third quarter of 2023. The increase in constant currency total and same-store retail sales was primarily due to increased inventory levels during the third quarter of 2024 compared to the third quarter of 2023 and greater demand for value-priced, pre-owned merchandise. The gross profit margin on retail merchandise sales was 35% during the third quarter of 2024 compared to 36% during the third quarter of 2023.

Latin America inventories decreased 1% (9% increase on a constant currency basis) from $97.0 million at September 30, 2023 to $95.7 million at September 30, 2024. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory. Inventories aged greater than one year in Latin America were 1% at both September 30, 2024 and 2023.

Pawn Lending Operations

Latin America pawn loan receivables decreased 4% (6% increase on a constant currency basis) as of September 30, 2024 compared to September 30, 2023. On a same-store basis, pawn loan receivables also decreased 4% (6% increase on a constant currency basis) as of September 30, 2024 compared to September 30, 2023. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees decreased 4% (6% increase on a constant currency basis), totaling $58.2 million during the third quarter of 2024 compared to $60.5 million for the third quarter of 2023. Same-store pawn fees also decreased 4% (6% increase on a constant currency basis) in the third quarter of 2024 compared to the third quarter of 2023. The increase in total and same-store constant currency pawn loan fees was primarily due to increased constant currency average pawn loan receivable balances outstanding during the third quarter of 2024 compared to the third quarter of 2023.

Segment Expenses

Operating expenses decreased 1% (8% increase on a constant currency basis) to $63.1 million during the third quarter of 2024 compared to $63.9 million during the third quarter of 2023. Same-store operating expenses decreased 2% (8% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store constant currency operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2024 was $38.5 million, which generated a pre-tax segment operating margin of 19% compared to $41.0 million and 20% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected the decrease in net revenue, partially offset by a decrease in operating expenses.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$188,560	$189,382	—%
Interest and fees on finance receivables	61,198	61,413	—%
Total revenue	249,758	250,795	—%

Cost of revenue:
Depreciation of leased merchandise (1)	105,308	104,198	1%
Provision for lease losses (2)	39,268	39,640	(1)%
Provision for loan losses	40,557	33,096	23%
Total cost of revenue	185,133	176,934	5%

Net revenue	64,625	73,861	(13)%

Segment expenses:
Operating expenses	33,760	33,641	—%
Depreciation and amortization	679	771	(12)%
Total segment expenses	34,439	34,412	—%

Segment pre-tax operating income	$30,186	$39,449	(23)%

(1)Includes $0.4 million and $0.5 million of depreciation of leased merchandise from intersegment transactions for the three months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the three months ended September 30, 2024 and 2023 totaled $104.9 million and $103.7 million, respectively.

(2)Includes a provision increase of $0.1 million and a provision reduction of $0.1 million from intersegment transactions for the three months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended September 30, 2024 and 2023 totaled $39.2 million and $39.7 million, respectively.

The following table provides a detail of gross transaction volumes originated during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise	$143,146	$147,513	(3)%
Finance receivables	142,910	103,183	39%
Total gross transaction volume	$286,056	$250,696	14%

The following table details retail POS payment solutions earning assets as of September 30, 2024 as compared to September 30, 2023 (dollars in thousands):

	As of September 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$231,796	$250,298	(7)%
Less allowance for lease losses	(93,823)	(105,472)	(11)%
Leased merchandise, net (1)	$137,973	$144,826	(5)%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$232,948	$209,991	11%
Less allowance for loan losses	(109,197)	(96,684)	13%
Finance receivables, net	$123,751	$113,307	9%

(1)Includes $0.2 million and $1.7 million of intersegment transactions as of September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated net leased merchandise as of September 30, 2024 and 2023 totaled $137.8 million and $143.2 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$103,301	$110,964	(7)%
Provision for lease losses (1)	39,268	39,640	(1)%
Charge-offs	(50,394)	(46,794)	8%
Recoveries	1,648	1,662	(1)%
Balance at end of period	$93,823	$105,472	(11)%

Leased merchandise portfolio metrics:
Provision rate (2)	27%	27%
Average monthly net charge-off rate (3)	6.8%	5.9%
Delinquency rate (4)	23.6%	23.2%

Allowance for loan losses:
Balance at beginning of period	$99,961	$93,054	7%
Provision for loan losses	40,557	33,096	23%
Charge-offs	(32,969)	(30,890)	7%
Recoveries	1,648	1,424	16%
Balance at end of period	$109,197	$96,684	13%

Finance receivables portfolio metrics:
Provision rate (2)	28%	32%
Average monthly net charge-off rate (3)	4.8%	4.7%
Delinquency rate (4)	19.4%	21.9%

(1)Includes a provision increase of $0.1 million and a provision reduction of $0.1 million from intersegment transactions for the three months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended September 30, 2024 and 2023 totaled $39.2 million and $39.7 million, respectively.

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 7% as of September 30, 2024 compared to September 30, 2023. The decrease was primarily due to decreased gross transaction volumes originated by retail furniture merchant partners.

The allowance for lease losses decreased 11% to $93.8 million as of September 30, 2024 compared to $105.5 million as of September 30, 2023, which was primarily due to the decrease in leased merchandise. As a percentage of lease merchandise, the allowance was 40% at September 30, 2024 and 42% at September 30, 2023.

Leased merchandise income decreased slightly to $188.6 million during the third quarter of 2024 compared to $189.4 million during the third quarter of 2023, which was primarily due to lower average leased merchandise balances outstanding during the third quarter of 2024 compared to the third quarter of 2023.

Depreciation of leased merchandise increased 1% to $105.3 million during the third quarter of 2024 compared to $104.2 million during the third quarter of 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased slightly from 55% during the third quarter of 2023 to 56% during the third quarter of 2024.

Provision for lease losses decreased 1% to $39.3 million during the third quarter of 2024 compared to $39.6 million during the third quarter of 2023, which was primarily due to the 3% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses was consistent at 27% during both the third quarter of 2024 and 2023.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 11% as of September 30, 2024 compared to September 30, 2023. The increase was primarily due to increased gross transaction volumes in certain non-furniture industry verticals.

The allowance for loan losses increased 13% to $109.2 million as of September 30, 2024 compared to $96.7 million as of September 30, 2023, which was primarily due to the increase in finance receivables. As a percentage of finance receivables, the allowance was 47% at September 30, 2024 compared to 46% at September 30, 2023.

Interest and fees on finance receivables decreased slightly to $61.2 million during the third quarter of 2024 compared to $61.4 million during the third quarter of 2023, which was primarily due to a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the third quarter of 2024, some of which provide slightly lower interest rates.

Provision for loan losses increased 23% to $40.6 million during the third quarter of 2024 compared to $33.1 million during the third quarter of 2023, which was primarily due to the 39% increase in gross transaction volume, partially offset by a reduction in the net provisioning rates used during the third quarter of 2024 based on lower than expected loss rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased from 32% during the third quarter of 2023 to 28% during the third quarter of 2024.

Segment Expenses

Operating expenses were essentially flat at $33.8 million during the third quarter of 2024 compared to $33.6 million during the third quarter of 2023. As a percentage of segment revenues, operating expenses increased slightly from 13% during the third quarter of 2023 to 14% during the third quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the third quarter of 2024 was $30.2 million compared to $39.4 million in the third quarter of 2023. The decrease was primarily the result of the decrease in segment net revenue.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$98,287	$84,402	16%
Latin America pawn	38,471	40,980	(6)%
Retail POS payment solutions	30,186	39,449	(23)%
Intersegment elimination (1)	17	(301)	(106)%
Consolidated segment pre-tax operating income	166,961	164,530	1%

Corporate expenses and other income:
Administrative expenses	40,930	45,056	(9)%
Depreciation and amortization	13,213	14,772	(11)%
Interest expense	27,424	24,689	11%
Interest income	(403)	(328)	23%
Loss (gain) on foreign exchange	882	(286)	(408)%
Merger and acquisition expenses	225	3,387	(93)%
Other expenses (income), net	(490)	(384)	28%
Total corporate expenses and other income	81,781	86,906	(6)%

Income before income taxes	85,180	77,624	10%

Provision for income taxes	20,353	20,480	(1)%

Net income	$64,827	$57,144	13%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses decreased 9% to $40.9 million during the third quarter of 2024 compared to $45.1 million in the third quarter of 2023, primarily due to decreased management incentive compensation expense and an 11% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America, partially offset by the increase in the pawn store count. As a percentage of revenue, administrative expenses were 5% in the third quarter of 2024 compared to 6% during the third quarter of 2023.

Depreciation and amortization decreased 11% to $13.2 million during the third quarter of 2024 compared to $14.8 million in the third quarter of 2023, primarily due to a $1.7 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 11% to $27.4 million during the third quarter of 2024 compared to $24.7 million in the third quarter of 2023, primarily due to higher floating interest rates on the Company’s unsecured bank credit facilities and slightly higher average outstanding debt balances. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 93% to $0.2 million during the third quarter of 2024 compared to $3.4 million in the third quarter of 2023, due to timing of acquisition activity.

Consolidated effective income tax rates for the third quarter of 2024 and 2023 were 23.9% and 26.4%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S.-sourced income as a result of the U.S. store acquisition activity since the beginning of 2023, which is taxed at a lower rate than the Latin American countries in which the Company operates. In addition, the Company recorded an increased foreign permanent tax benefit in the third quarter of 2024 compared to the third quarter of 2023, related to an inflation index adjustment allowed in Mexico.

Operating Results for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Nine Months Ended
	September 30,
	2024	2023	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$702,120	$610,493	15%
Pawn loan fees	371,699	315,679	18%
Wholesale scrap jewelry sales	70,722	61,108	16%
Total revenue	1,144,541	987,280	16%

Cost of revenue:
Cost of retail merchandise sold (2)	407,329	349,138	17%
Cost of wholesale scrap jewelry sold	57,928	49,604	17%
Total cost of revenue	465,257	398,742	17%

Net revenue	679,284	588,538	15%

Segment expenses:
Operating expenses	372,191	331,916	12%
Depreciation and amortization	21,609	18,786	15%
Total segment expenses	393,800	350,702	12%

Segment pre-tax operating income	$285,484	$237,836	20%

Operating metrics:
Retail merchandise sales margin	42%	43%
Net revenue margin	59%	60%
Segment pre-tax operating margin	25%	24%

(1)Includes $3.1 million and $4.9 million of retail merchandise sales from intersegment transactions for the nine months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the nine months ended September 30, 2024 and 2023 totaled $699.1 million and $605.6 million, respectively.

(2)Includes $1.7 million and $2.6 million of cost of retail merchandise sold from intersegment transactions for the nine months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the nine months ended September 30, 2024 and 2023 totaled $405.7 million and $346.6 million, respectively.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 15% to $702.1 million during the nine months ended September 30, 2024 compared to $610.5 million for the nine months ended September 30, 2023. Same-store retail sales increased 6% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores and the same-store sales increase. During the nine months ended September 30, 2024, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 43% during the nine months ended September 30, 2023, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

Pawn Lending Operations

U.S. pawn loan fees increased 18% to $371.7 million during the nine months ended September 30, 2024 compared to $315.7 million for the nine months ended September 30, 2023. Same-store pawn fees increased 11% during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and continued growth in demand for pawn loans.

Segment Expenses

U.S. operating expenses increased 12% to $372.2 million during the nine months ended September 30, 2024 compared to $331.9 million during the nine months ended September 30, 2023 while same-store operating expenses increased 4% compared with the prior-year period. The increase in operating expenses was primarily due to store growth.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the nine months ended September 30, 2024 was $285.5 million, which generated a pre-tax segment operating margin of 25% compared to $237.8 million and 24% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue from both acquired and existing stores partially offset by the increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 benefited from a 1% favorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Nine Months
				Ended
	Nine Months Ended			September 30,	Increase /
	September 30,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$394,375	$378,302	4%	$391,606	4%
Pawn loan fees	175,443	164,619	7%	174,228	6%
Wholesale scrap jewelry sales	29,229	37,524	(22)%	29,229	(22)%
Total revenue	599,047	580,445	3%	595,063	3%

Cost of revenue:
Cost of retail merchandise sold	254,188	244,439	4%	252,377	3%
Cost of wholesale scrap jewelry sold	23,783	29,408	(19)%	23,627	(20)%
Total cost of revenue	277,971	273,847	2%	276,004	1%

Net revenue	321,076	306,598	5%	319,059	4%

Segment expenses:
Operating expenses	198,389	179,170	11%	196,986	10%
Depreciation and amortization	15,199	15,884	(4)%	15,072	(5)%
Total segment expenses	213,588	195,054	10%	212,058	9%

Segment pre-tax operating income	$107,488	$111,544	(4)%	$107,001	(4)%

Operating metrics:
Retail merchandise sales margin	36%	35%		36%
Net revenue margin	54%	53%		54%
Segment pre-tax operating margin	18%	19%		18%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 4% (also 4% on a constant currency basis) to $394.4 million during the nine months ended September 30, 2024 compared to $378.3 million for the nine months ended September 30, 2023. Same-store retail sales increased 4% (3% on a constant currency basis) during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in total and same-store retail sales was primarily due to increased inventory levels throughout the first nine months of 2024 and greater demand for value-priced, pre-owned merchandise. The gross profit margin on retail merchandise sales was 36% during the nine months ended September 30, 2024 and 35% during the nine months ended September 30, 2023.

Pawn Lending Operations

Latin America pawn loan fees increased 7% (6% on a constant currency basis) to $175.4 million during the nine months ended September 30, 2024 compared to $164.6 million for the nine months ended September 30, 2023. Same-store pawn fees increased 6% (also 6% on a constant currency basis) during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The constant currency increase in total and same-store pawn loan fees was primarily due to increased average receivable balances outstanding during the nine months ended September 30, 2024.

Segment Expenses

Operating expenses increased 11% (10% on a constant currency basis) to $198.4 million during the nine months ended September 30, 2024 compared to $179.2 million during the nine months ended September 30, 2023. Same-store operating expenses increased 9% (8% on a constant currency basis) compared to the prior-year period. The increase in total and same-store operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2024 was $107.5 million, which generated a pre-tax segment operating margin of 18% compared to $111.5 million and 19% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected an increase in operating expenses, partially offset by an increase in net revenue.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$588,801	$562,625	5%
Interest and fees on finance receivables	175,384	174,247	1%
Total revenue	764,185	736,872	4%

Cost of revenue:
Depreciation of leased merchandise (1)	336,649	309,432	9%
Provision for lease losses (2)	130,272	141,854	(8)%
Provision for loan losses	102,091	90,571	13%
Total cost of revenue	569,012	541,857	5%

Net revenue	195,173	195,015	—%

Segment expenses:
Operating expenses	103,851	104,280	—%
Depreciation and amortization	2,078	2,258	(8)%
Total segment expenses	105,929	106,538	(1)%

Segment pre-tax operating income	$89,244	$88,477	1%

(1)Includes $1.3 million and $1.6 million of depreciation of leased merchandise from intersegment transactions for the nine months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the nine months ended September 30, 2024 and 2023 totaled $335.4 million and $307.8 million, respectively.

(2)Includes $0.4 million and $0.2 million of provision for lease losses from intersegment transactions for the nine months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the nine months ended September 30, 2024 and 2023 totaled $129.8 million and $141.7 million, respectively.

The following table provides a detail of gross transaction volumes originated during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Leased merchandise	$444,045	$452,792	(2)%
Finance receivables	350,332	303,485	15%
Total gross transaction volume	$794,377	$756,277	5%

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$95,752	$79,576	20%
Provision for lease losses (1)	130,272	141,854	(8)%
Charge-offs	(137,516)	(120,966)	14%
Recoveries	5,315	5,008	6%
Balance at end of period	$93,823	$105,472	(11)%

Leased merchandise portfolio metrics:
Provision rate (2)	29%	31%
Average monthly net charge-off rate (3)	5.9%	5.3%
Delinquency rate (4)	23.6%	23.2%

Allowance for loan losses:
Balance at beginning of period	$96,454	$84,833	14%
Provision for loan losses	102,091	90,571	13%
Charge-offs	(95,061)	(83,281)	14%
Recoveries	5,713	4,561	25%
Balance at end of period	$109,197	$96,684	13%

Finance receivables portfolio metrics:
Provision rate (2)	29%	30%
Average monthly net charge-off rate (3)	4.5%	4.4%
Delinquency rate (4)	19.4%	21.9%

(1)Includes $0.4 million and $0.2 million of provision for lease losses from intersegment transactions for the nine months ended September 30, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the nine months ended September 30, 2024 and 2023 totaled $129.8 million and $141.7 million, respectively.

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

LTO Operations

Leased merchandise income increased 5% to $588.8 million during the nine months ended September 30, 2024 compared to $562.6 million for the nine months ended September 30, 2023, which was primarily due to higher average leased merchandise balances outstanding during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Depreciation of leased merchandise increased 9% to $336.6 million during the nine months ended September 30, 2024 compared to $309.4 million during the nine months ended September 30, 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased from 55% during the nine months ended September 30, 2023 to 57% during the nine months ended September 30, 2024 primarily as a result of a slight increase in customers taking advantage of early buyout or other early payment options.

Provision for lease losses decreased 8% to $130.3 million during the nine months ended September 30, 2024 compared to $141.9 million for the nine months ended September 30, 2023, which was primarily due to a slight decrease in lease loss provisioning rates used during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 and the 2% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses decreased from 31% during the nine months ended September 30, 2023 to 29% during the nine months ended September 30, 2024.

Retail Finance Operations

Interest and fees on finance receivables increased 1% to $175.4 million during the nine months ended September 30, 2024 compared to $174.2 million for the nine months ended September 30, 2023. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the nine months ended September 30, 2024, some of which provide slightly lower interest rates.

Provision for loan losses increased 13% to $102.1 million during the nine months ended September 30, 2024 compared to $90.6 million for the nine months ended September 30, 2023, which was primarily due to the 15% increase in gross transaction volumes partially offset by a slight decrease in the net provisioning rates used during the nine months ended September 30, 2024 based on lower than expected loss rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased from 30% during the nine months ended September 30, 2023 to 29% during the nine months ended September 30, 2024.

Segment Expenses

Operating expenses decreased slightly to $103.9 million during the nine months ended September 30, 2024 compared to $104.3 million during the nine months ended September 30, 2023. As a percentage of segment revenues, operating expenses were 14% during both the nine months ended September 30, 2023 and 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the nine months ended September 30, 2024 was $89.2 million compared to $88.5 million in the nine months ended September 30, 2023. The increase was primarily the result of increased segment income resulting from slight increases in net revenue and a slight decrease in segment expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended
	September 30,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$285,484	$237,836	20%
Latin America pawn	107,488	111,544	(4)%
Retail POS payment solutions	89,244	88,477	1%
Intersegment eliminations (1)	311	(561)	(155)%
Consolidated segment pre-tax operating income	482,527	437,296	10%

Corporate expenses and other income:
Administrative expenses	129,563	124,428	4%
Depreciation and amortization	39,621	44,598	(11)%
Interest expense	78,029	66,657	17%
Interest income	(1,407)	(1,253)	12%
Loss (gain) on foreign exchange	2,133	(1,905)	(212)%
Merger and acquisition expenses	2,186	3,670	(40)%
Other expenses (income), net	(841)	(260)	223%
Total corporate expenses and other income	249,284	235,935	6%

Income before income taxes	233,243	201,361	16%

Provision for income taxes	57,975	51,649	12%

Net income	$175,268	$149,712	17%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 4% to $129.6 million during the nine months ended September 30, 2024 compared to $124.4 million during the nine months ended September 30, 2023, primarily due to the increase in pawn store count partially offset by decreased management incentive compensation expense. As a percentage of revenue, administrative expenses were 5% during both the nine months ended September 30, 2023 and 2024.

Depreciation and amortization decreased 11% to $39.6 million during the nine months ended September 30, 2024 compared to $44.6 million in the nine months ended September 30, 2023, primarily due to a $5.4 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 17% to $78.0 million during the nine months ended September 30, 2024 compared to $66.7 million for the nine months ended September 30, 2023, primarily due to higher floating interest rates on the Company’s unsecured bank credit facilities and higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the nine months ended September 30, 2024 and 2023 were 24.9% and 25.7%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S.-sourced income as a result of the U.S. store acquisition activity since the beginning of 2023, which is taxed at a lower rate than the Latin American countries in which the Company operates. In addition, the Company recorded an increased foreign permanent tax benefit in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, related to an inflation index adjustment allowed in Mexico.

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

During the nine months ended September 30, 2024, the Company acquired 28 pawn stores in the U.S. and acquired one pawn license that was used to open a pawn store in the state of Nevada for a cumulative purchase price of $102.8 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors.

The Company has opened 55 new (“de novo”) stores in total through September 30, 2024 and for the full year of 2024 expects to add approximately 60 de novo locations. Future store openings are subject to the Company’s ability to identify locations in markets with attractive demographics, available real estate with favorable leases and limited competition.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 43 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $54.3 million during the nine months ended September 30, 2024.

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

Return of Capital to Shareholders

In October 2024, the Company’s Board of Directors declared a $0.38 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $17.0 million based on the September 30, 2024 share count, to be paid on November 27, 2024 to stockholders of record as of November 15, 2024. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the nine months ended September 30, 2024, the Company repurchased a total of 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. During the nine months ended September 30, 2023, the Company repurchased 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.9 million and $1.1 million of excise taxes during the nine months ended September 30, 2024 and 2023, respectively.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of September 30, 2024, the Company’s primary sources of liquidity were $106.3 million in cash and cash equivalents and $527.8 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $1,020.9 million as of September 30, 2024.

The Company’s cash and cash equivalents as of September 30, 2024 included $33.9 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flow provided by operating activities	$341,809	$317,037
Cash flow used in investing activities	$(335,483)	$(409,173)
Cash flow (used in) provided by financing activities	$(19,187)	$58,707

	As of September 30,
	2024	2023
Working capital	$1,020,877	$917,270
Current ratio	4.3:1	3.9:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $24.8 million, or 8%, from $317.0 million for the nine months ended September 30, 2023 to $341.8 million for the nine months ended September 30, 2024 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $25.6 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $73.7 million, or 18%, from $409.2 million for the nine months ended September 30, 2023 to $335.5 million for the nine months ended September 30, 2024. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $56.0 million for furniture, fixtures, equipment and improvements and $54.3 million for discretionary pawn store real property purchases during the nine months ended September 30, 2024 compared to $46.7 million and $46.7 million in the prior-year period, respectively. The Company paid $69.2 million in cash related to pawn store acquisitions during the nine months ended September 30, 2024 compared to $168.4 million during the nine months ended September 30, 2023. The Company funded a net increase in pawn loans of $69.7 million during the nine months ended September 30, 2024 and $59.4 million during the nine months ended September 30, 2023. The Company funded a net increase in finance receivables of $86.2 million during the nine months ended September 30, 2024 and $88.0 million during the nine months ended September 30, 2023.

Cash Flow Used in Financing Activities

Net cash provided by financing activities decreased $77.9 million, or 133%, from net cash provided by financing activities of $58.7 million for the nine months ended September 30, 2023 to net cash used in financing activities of $19.2 million for the nine months ended September 30, 2024. Net payments on the credit facilities were $368.0 million during the nine months ended September 30, 2024 compared to net borrowings of $222.9 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes and paid $10.4 million in debt issuance costs which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company funded $85.0 million of share repurchases during the nine months ended September 30, 2024 while it funded $115.5 million of share repurchases during the nine months ended September 30, 2023. The Company paid dividends of $48.8 million during the nine months ended September 30, 2024, compared to $46.1 million during the nine months ended September 30, 2023. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the nine months ended September 30, 2024 of $7.0 million compared to $2.5 million during the nine months ended September 30, 2023.

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

On October 5, 2017, the CFPB released its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule defines some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services as transactions that are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. If the Fifth Circuit does not grant the petition, the SDL Rule is expected to go into effect on March 30, 2025. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions as of its effective date. At this time, the Company does not believe that the implementation of the SDL Rule, as proposed, will have a material impact on the Company’s future results of operations or financial condition.

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

While acquisitions are an important part of the Company’s overall strategy, the Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses and amortization of acquired AFF intangible assets. The Company does not consider these items to be related to the organic operations of the acquired businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the acquired businesses. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$64,827	$57,144	$1.44	$1.26	$175,268	$149,712	$3.88	$3.27
Adjustments, net of tax:
Merger and acquisition expenses	171	2,605	0.01	0.06	1,675	2,818	0.04	0.06
Non-cash foreign currency loss (gain) related to lease liability	986	442	0.02	0.01	2,124	(1,171)	0.05	(0.03)
Amortization of acquired AFF intangible assets	9,572	10,880	0.21	0.24	28,717	32,869	0.63	0.72
Other expenses (income), net	(377)	(296)	(0.01)	(0.01)	(518)	(200)	(0.02)	—
Adjusted net income and diluted earnings per share	$75,179	$70,775	$1.67	$1.56	$207,266	$184,028	$4.58	$4.02

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Net income	$64,827	$57,144	$175,268	$149,712	$244,857	$229,778
Income taxes	20,353	20,480	57,975	51,649	79,874	73,189
Depreciation and amortization (1)	25,933	27,365	78,507	81,526	106,142	107,863
Interest expense	27,424	24,689	78,029	66,657	104,615	86,616
Interest income	(403)	(328)	(1,407)	(1,253)	(1,623)	(1,462)
EBITDA	138,134	129,350	388,372	348,291	533,865	495,984
Adjustments:
Merger and acquisition expenses	225	3,387	2,186	3,670	6,438	5,697
Non-cash foreign currency loss (gain) related to lease liability	1,409	632	3,035	(1,673)	2,168	(2,652)
AFF purchase accounting and other adjustments (2)	—	—	—	—	13,968	8,760
Gain on revaluation of contingent acquisition consideration	—	—	—	—	—	(26,760)
Other expenses (income), net	(490)	(384)	(841)	(260)	(1,983)	(270)
Adjusted EBITDA	$139,278	$132,985	$392,752	$350,028	$554,456	$480,759

(1)Includes $12.4 million, $37.3 million and $51.2 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, nine months and trailing twelve months ended September 30, 2024, respectively. Includes $14.1 million, $42.7 million and $56.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, nine months and trailing twelve months ended September 30, 2023, respectively.

(2)The following table details AFF purchase accounting and other adjustments for the trailing twelve months ended September 30, 2024 and 2023 (in thousands):

	Trailing Twelve
	Months Ended
	September 30,
	2024	2023
Amortization of fair value adjustment on acquired finance receivables included in interest and fees on finance receivables	$—	$7,859
Amortization of fair value adjustment on acquired leased merchandise included in depreciation of leased merchandise	—	901
Other non-recurring costs included in administrative expenses related to a discontinued finance product	13,968	—
	$13,968	$8,760

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023
Cash flow from operating activities	$113,090	$111,368	$341,809	$317,037	$440,914	$460,544
Cash flow from certain investing activities:
Pawn loans, net (1)	(48,836)	(59,614)	(69,723)	(59,426)	(45,275)	(20,536)
Finance receivables, net	(48,623)	(30,869)	(86,186)	(87,994)	(113,634)	(123,713)
Purchases of furniture, fixtures, equipment and improvements	(13,368)	(18,375)	(56,032)	(46,723)	(69,457)	(52,679)
Free cash flow	2,263	2,510	129,868	122,894	212,548	263,616
Merger and acquisition expenses paid, net of tax benefit	171	2,605	1,675	2,818	4,946	4,379
Adjusted free cash flow	$2,434	$5,115	$131,543	$125,712	$217,494	$267,995

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	September 30,		Favorable /
	2024	2023	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	19.6	17.6	(11)%
Three months ended	18.9	17.1	(11)%
Nine months ended	17.7	17.8	1%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.9	3%
Three months ended	7.7	7.9	3%
Nine months ended	7.8	7.8	—%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,164	4,054	(3)%
Three months ended	4,095	4,048	(1)%
Nine months ended	3,979	4,413	10%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended September 30, 2024 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1)
July 1 through July 31, 2024	—	$—	—	$115,000
August 1 through August 31, 2024	—	—	—	115,000
September 1 through September 30, 2024	—	—	—	115,000
Total	—	—	—

(1)In July 2023, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining.

Recent Sales of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended September 30, 2024, except as follows:

On August 1, 2024, Randel G. Owen, Director, adopted a written plan for the sale of up to 2,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on November 4, 2025, or on any earlier date on which all of the shares have been sold.

On August 26, 2024, AFF Services, Inc., adopted a non-Rule 10b5-1 trading plan as defined in Item 408(c) of Regulation S-K. The arrangement provided for the sale of up to 1,494,415 shares of the Company’s common stock and it will expire on November 23, 2024, or on any earlier date on which all of the shares have been sold. The trading arrangement was adopted during an open trading window and satisfied the Company’s policies regarding insider transactions. AFF Services, Inc. is partially owned and 100% controlled by the Douglas R. Rippel Revocable Trust (the “Trust”). Douglas R. Rippel, a member of the Company’s board of directors, is a co-trustee of the Trust and an indirect beneficial owner of the shares held by AFF Services, Inc.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Indenture, dated as of February 21, 2024, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	02/21/2024
10.1	Eighth Amendment to Amended and Restated Credit Agreement, dated August 8, 2024, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent *	8-K	001-10960	10.1	08/09/2024
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 28, 2024	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial and Accounting Officer)