Form 10-K
period 2024-12-31
FirstCash Holdings, Inc.
filed 2025-02-03
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	FCFS	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☒

If securities are registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    ☐ Yes   ☒ No

As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4,067,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of January 29, 2025, there were 44,760,746 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2024

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and higher gas prices, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; impact of store closures, financial difficulties or even bankruptcies at the merchant partners of the Company’s retail POS payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners, including those outside of the furniture vertical; and other risks discussed and described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

Overview

FirstCash Holdings, Inc., along with its wholly owned subsidiaries (together, “FirstCash” or the “Company”), is the leading operator of pawn stores in the U.S. and Latin America and is also a leading provider of technology-driven, retail POS payment solutions focused on serving credit-constrained consumers in the U.S and Puerto Rico.

FirstCash’s primary line of business is the operation of retail pawn stores, also known as “pawnshops.” The Company also operates a retail POS payment solutions business. The Company is organized into three reportable segments that cover these two lines of business. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia, while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia. The retail POS payment solutions segment consists of the operations of American First Finance, LLC (“AFF”), which offers products in all 50 states in the U.S. plus the District of Columbia and Puerto Rico.

As of December 31, 2024, the Company operated over 3,000 pawnshops across its network. Pawn stores help customers meet small, short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the typical 30-day term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers. Net revenues (gross profit) from pawn operations comprised 83% of consolidated net revenues in 2024.

The Company’s retail POS payment solutions business line consists solely of the operations of AFF. AFF focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions. As one of the largest omni-channel providers of “no credit required” payment options, AFF’s technology set provides consumers with seamless leasing and financing experiences in-store, online, in-cart and on mobile devices.

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

Historically, competitor pawn stores in Latin America have less square footage and focus primarily on providing loans collateralized by gold jewelry or small electronics. In contrast, a majority of the Company’s pawn stores opened in Latin America are larger format, full-service stores similar to the U.S. stores, which buy, sell and lend on a wide array of merchandise. Accordingly, competition in Latin America with the Company’s larger format, full-service pawn stores is more limited. A large percentage of the population in Mexico and other countries in Latin America is unbanked or under-banked with limited access to traditional consumer credit. The Company believes there is opportunity for further expansion in Mexico and other Latin American countries due to the large potential consumer base and limited competition from other large format, full-service pawn store operators.

Services Offered by the Company’s Pawn Operations

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Gross profit from pawn merchandise sales accounted for 38% of the Company’s consolidated net revenue during 2024.

Merchandise inventory is acquired primarily through forfeited pawn loan collateral and, to a lesser extent, through purchases of used goods directly from the general public. The Company also acquires limited quantities of new or refurbished merchandise inventories directly from wholesalers and manufacturers. Merchandise acquired by the Company through forfeited pawn loan collateral is carried in inventory at the amount of the related pawn loan, exclusive of any accrued service fees, and purchased inventory is carried at cost.

Retail customers can use cash and debit or credit cards for retail purchases or can purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. In addition, the Company offers an LTO option at its U.S. pawn stores through AFF (as further described below).

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping, and, to a lesser extent, in the first quarter, due to tax refund proceeds received by customers in the U.S.

Pawn Lending

The Company’s pawn store locations make pawn loans to customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods, musical instruments and other items. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower through third party reporting services, instead relying primarily on the marketability and expected sales value of pledged goods as a basis for the amount loaned. Pawn loans are non-recourse loans, and a customer does not have a legal obligation to repay a pawn loan. There is no collections process, and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency and rarely affects the customer’s ability to obtain a subsequent pawn loan from the Company. The average amount of a pawn loan at December 31, 2024 was $283 in the U.S. and $87 in Latin America.

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

Pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for 45% of the Company’s consolidated net revenue during 2024.

The amount the Company is willing to finance for a pawn loan is primarily based on a percentage of the estimated retail value of the collateral. There are no minimum or maximum pawn loan to fair market value restrictions in connection with the Company’s lending activities. In order to estimate the value of the collateral, the Company utilizes its proprietary POS and loan management system to recall recent selling prices of similar merchandise in its own stores. The basis for the Company’s determination of the retail value also includes such sources as precious metals spot markets, catalogs, blue books, online marketplaces and auction sites and retailer advertisements. These sources, together with the employees’ inspection of the collateral along with their skills and experience in selling similar items of merchandise in particular stores, influence the determination of the estimated retail value of such items.

The Company typically experiences seasonal growth in its pawn loan balances in the third and fourth quarters, preceded by lower balances in the first two quarters due to the typical repayment of pawn loans associated with statutory bonuses received by customers in the fourth quarter in Mexico and with tax refund proceeds typically received by customers in the first quarter in the U.S.

Pawn Business Strategy

The Company’s business strategy is to continue growing pawn revenues and income by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Over the last five years, 576 pawn stores have been opened or acquired, with the net store count growing at a compound annual store growth rate of 2% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate consumer demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022	2021	2020
U.S. pawn segment:
New locations opened	1	5	—	1	—
Locations acquired	28	91	30	46	22
Total additions	29	96	30	47	22

Latin America pawn segment:
New locations opened	60	61	45	60	75
Locations acquired	10	—	1	—	40
Total additions	70	61	46	60	115

Total:
New locations opened	61	66	45	61	75
Locations acquired	38	91	31	46	62
Total additions	99	157	76	107	137

For additional information on store count activity, see “Pawn Store Locations” below.

New Store Openings

The Company typically opens new stores in under-served markets and neighborhoods. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

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

As of December 31, 2024, the Company operated 3,026 pawn store locations composed of 1,200 stores in 29 U.S. states and the District of Columbia, 1,725 stores in 32 states in Mexico, 72 stores in Guatemala, 17 stores in El Salvador and 12 stores in Colombia.

The following table details store count activity for the year ended December 31, 2024:

	U.S.	Latin America	Total
Total locations, beginning of period	1,183	1,814	2,997
New locations opened	1	60	61
Locations acquired	28	10	38
Consolidation of existing pawn locations (1) (2)	(12)	(58)	(70)
Total locations, end of period	1,200	1,826	3,026

(1)Store consolidations were primarily acquired locations which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

(2)Includes 10 pawnshops located in Acapulco, Mexico that were severely damaged by a hurricane in the fall of 2023, which the Company elected to consolidate with other stores in this market. The Company expects to replace certain of these locations in this market over time as the city’s infrastructure recovers.

The following chart presents the year end pawn store count over the five-year period ended December 31, 2024:

Pawn Store Locations
3,200
2,400
1,600
800
0
2,748
2,825
2,872
2,997
3,026
1,702
1,744
1,771
1,814
1,826
1,046
1,081
1,101
1,183
1,200
2020
2021
2022
2023
2024
U.S. Pawn
Latin America Pawn

As of December 31, 2024, the Company’s pawn stores were located in the following countries and states:

Number of Locations
U.S.		Latin America
Texas	485	Mexico:
Florida	87	Estado de. Mexico (State of Mexico)	213
North Carolina	74	Veracruz	199
Ohio	56	Puebla	115
Tennessee	49	Tamaulipas	101
Arizona	47	Nuevo Leon	100
Georgia	47	Jalisco	82
Illinois	36	Baja California	81
Nevada	30	Estado de Ciudad de Mexico (State of Mexico City)	73
Louisiana	29	Chiapas	68
Washington	29	Coahuila	62
Maryland	28	Oaxaca	58
South Carolina	27	Hidalgo	57
Alabama	24	Guanajuato	53
Colorado	24	Sonora	42
Kentucky	23	Tabasco	41
Indiana	22	Chihuahua	40
Missouri	21	Sinaloa	31
Oklahoma	19	Quintana Roo	30
Virginia	13	Michoacan	30
Alaska	6	San Luis Potosi	29
Oregon	5	Durango	29
Utah	5	Morelos	27
District of Columbia	3	Queretaro	22
North Dakota	3	Aguascalientes	19
South Dakota	3	Tlaxcala	19
Mississippi	2	Yucatan	19
Iowa	1	Campeche	18
Nebraska	1	Zacatecas	18
Wyoming	1	Baja California Sur	14
U.S. total	1,200	Guerrero	14
		Colima	11
		Nayarit	10
			1,725

		Guatemala	72

		El Salvador	17

		Colombia	12

		Latin America total	1,826

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

Retail POS Payment Solutions Operations

AFF facilitates customized LTO and retail finance programs to its merchant partners, allowing those merchant partners to complete sales by providing their customers with a retail POS payment solution. Customers can apply for AFF’s products online or through their mobile devices and complete the process electronically or in person at one of AFF’s merchant partner locations. AFF primarily serves customers who are credit-constrained who may not qualify for prime or near prime retail payment options. Net revenues (gross profit) from AFF accounted for 17% of the Company’s consolidated net revenues during 2024.

Products Offered by AFF

AFF’s merchant partners may provide consumer goods and services to their customers using one of AFF’s retail POS payment products to facilitate payments on such transactions. AFF’s ability to customize the technology and offer a choice between retail POS payment products provides its merchant partners the ability to identify the most effective solution for its business and customers.

The following is a description of the three retail POS payment products offered by AFF:

•LTO — LTO transactions involve the purchase by AFF of tangible personal property directly from the merchant partner and a subsequent lease of that merchandise by AFF to the customer through a consumer rental purchase agreement under applicable state laws. Customers can cancel their agreements at any time, without penalty, by returning the merchandise. The terms of the leased merchandise contracts generally provide for weekly, bi-weekly, semi-monthly, or monthly rental periods and give the customers the option to acquire ownership of the merchandise over a fixed term, typically between six and 24 months, if the customer leases the merchandise through that term. AFF offers the LTO retail POS payment product to merchant partners in 45 U.S. states, the District of Columbia and Puerto Rico, and such product accounted for 53% of AFF’s gross transaction volumes during 2024.

•Retail installment sales agreement (“RISA”) — The RISA transaction involves the purchase of either tangible personal property or services from the merchant partner by the customer. The customer enters into a RISA with the merchant and AFF subsequently purchases the RISA from the merchant partner and services the account through the end of the contractual term. RISA finance receivables typically have a term ranging from six to 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. AFF facilitates the RISA retail POS payment product with merchant partners in 22 U.S. states, and such product accounted for 13% of AFF’s gross transaction volumes during 2024.

•Bank-originated installment loans — The customer enters into an installment loan directly with a Utah state-chartered non-member bank (the “Bank”), for the purchase of a good or service from the merchant partner. After origination of the loan by the Bank, AFF purchases the rights to a portion of the cash flows of the loan from the Bank but does not purchase the loan itself. AFF then assumes responsibility for sub-servicing the loan on behalf of the Bank for the remaining term of the loan. Bank-originated loans typically have a term ranging from six to 24 months and can be either secured by tangible personal property or unsecured. Approximately 81% of these loans are related to the purchase of property or services while approximately 19% are loans with cash proceeds issued directly to the customer. The bank-originated installment loan retail POS payment product is made available to merchant partners in 34 U.S. states, and such product accounted for 34% of AFF’s gross transaction volumes during 2024.

Decisioning Process

A proprietary decisioning platform is utilized by AFF to determine whether a particular applicant meets AFF’s LTO or RISA decisioning criteria or the Bank’s loan qualifications for a particular amount. Sophisticated algorithms consider external and internal data points beyond traditional credit scores, allowing AFF or the Bank to approve customers that do not have a credit score. AFF employs an automated application decisioning process, creating a highly efficient, scalable model. The platform is supported by an experienced and robust data science team that uses data analytics to optimize the performance of the lease and loan portfolios.

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

Merchant Relationships

AFF attracts and sources new merchants through various channels, including field sales representatives, national sales, buying groups, AFF’s website and strategic integrations via waterfall lending platforms. To ensure merchant quality, each prospective merchant goes through a vetting and approval process and, once approved, they must sign a merchant agreement that identifies the roles and responsibilities of both the merchant and AFF. Merchants also receive appropriate training so they can properly represent AFF’s retail POS payment products to their customers and ensure regulatory compliance.

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

AFF currently has approximately 13,600 active retail merchant partner locations and e-commerce platforms offering its leasing and financing products. Those merchant partners offer a wide array of goods and services spanning 26 vertical channels. The following table shows the percentage of AFF's gross transaction volumes originated attributable to these vertical channels for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Furniture	37%	48%	52%
Automotive	24%	19%	20%
Jewelry	10%	8%	5%
Elective Medical	12%	7%	2%
Other	17%	18%	21%
Total	100%	100%	100%

A significant portion of AFF’s gross transaction volumes have historically been concentrated with certain large merchant partners, many of which were also concentrated within the furniture vertical, which has suffered from declining sales, store closures and bankruptcies over the past few years. While this concentration historically provided AFF with opportunities for growth, it also created a degree of exposure to potential transaction volume loss outside of AFF’s control if these merchant partners experienced declining sales, store closures or bankruptcies (as was the case with two of AFF’s largest merchant partners, Conn’s Appliances, Inc. and American Freight, Inc.). In order to combat this risk, AFF has been focused on expanding and diversifying its merchant partner base away from these larger merchant partners, which has resulted in less concentration by large merchant partner and vertical channel as reflected in the table above.

For a discussion of the risks associated with the possible loss or reduction of business from one or more of AFF’s large merchant partners and factors that may affect a particular type of merchant or vertical channel that AFF is heavily concentrated in, refer to “Item 1A. Risk Factors.”

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

Corporate Responsibility and Sustainability Overview

Pawnshops are neighborhood-based stores that contribute to the modern “circular economy” which encourages reduced resource consumption and waste, decreased environmental footprints and emissions, along with economic growth and job creation. Each of the Company’s 3,026 pawn locations provides consumers a neighborhood-based market to buy and resell pre-owned and popular consumer products in a safe environment, along with access to a quick and convenient source of short-term cash through non-recourse pawn transactions. In addition, through AFF, the Company provides POS payment solutions through technology-enabled virtual LTO and consumer finance platforms with minimal environmental impact. In summary, the Company offers its customers rapid access to capital while operating its business in a manner that results in a positive impact on its employees, communities and the environment.

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

The Company estimates that it resold approximately 13 million individual used or pre-owned consumer product items in its pawn stores during 2024, with a commercial value of approximately $1.5 billion. In addition, the Company recycles significant volumes of precious metals and diamonds, whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. During 2024, the Company estimates that it recycled over 57,000 ounces of gold and approximately 47,000 carats of diamonds with a combined market value of over $132 million. This process helps reduce demand for mined precious metals and diamonds, which benefits the environment by reducing carbon emissions, water usage and other harmful environmental impacts of mining.

Unlike most brick-and-mortar or online retailers, the Company does not rely on supply chains or manufacturing of its inventories, as it sources the majority of its inventory from forfeited pawn loan collateral and merchandise purchased directly from customers living or working near the Company’s pawn stores. Accordingly, the Company generally does not own, operate or contract for manufacturing, supply chain, warehousing or distribution facilities to support its pawn operations. Almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores. The Company does not own, lease or operate any long-haul trucks to support its 3,026 pawn locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. The Company is working to further reduce energy consumption by retrofitting buildings with LED lighting and reducing corporate travel by utilizing remote meeting technologies.

Safe Capital Access Solutions in Underserved Communities

According to multiple studies and surveys, approximately 25% of U.S. households remain unbanked or under-banked. In Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the local population. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or by purchasing merchandise from such customers. The average credit provided by the Company’s pawn business to a customer is $283 in the U.S. and $87 in Latin America as of December 31, 2024. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer micro-credit products of this size.

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

POS Payment Solutions Products Provide Technology-Driven Solutions with Low Environmental Impact

AFF utilizes a paperless online application process for its POS payment solutions products. Upon receipt of an application, AFF’s platform typically communicates a decision (either directly for LTO or RISA products or on behalf of the Bank for the bank loan product) electronically within seconds, providing a near-immediate response to the applicant. Upon approval, the applicant then electronically signs their agreement, officially becoming a customer of AFF, and completes their purchase of goods or services using the POS payment product applicable for that particular merchant location. Customers can begin making scheduled payments, which can be managed by the customer via phone or online. Most other customer communications are handled by phone, online or electronic communications. The virtual nature of AFF’s business model means it operates no retail or consumer facing facilities and has a limited administrative facilities footprint of less than 46,000 square feet.

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
•Strict data privacy and protection policies are maintained to safeguard the personal information of customers and employees.
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

The Company has also established relationships and supports certain foundations and social programs in Mexico that provide internships, reading initiatives and educational programs for disadvantaged citizens. For instance, the Company participated in the Government Program of Youth Building the Future in Mexico in 2024 by providing year-long apprenticeships to female participants aspiring to build careers in legal, human resources, and information technology industries. The Mexico Secretary of Labor awarded the Company the Recognition of Social Commitment as a result of the Company’s participation in this program.

In North Texas, where the Company is headquartered, the Company has made meaningful investments in the local community in the form of employee volunteer service hours and matching certain employee-donations to non-profits. The Communities Foundation of Texas has recognized AFF as a Be In Good Company member for AFF’s community engagement.

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified, professional workforce through an inclusive and accessible job posting and recruiting process. In order to increase retention of its employees, the Company is focused on providing competitive and attractive wages and benefits (which includes a store-level profit-sharing program for its pawn store employees) and extensive training and advancement opportunities as well as fostering safe, healthy and secure workplace.

The Company believes that it complies with all applicable state, local and international laws governing nondiscrimination in employment in jurisdictions in which it operates. All applicants and employees are treated with the same high level of respect regardless of their gender, ethnicity, religion, national origin, age, marital status, political affiliation, sexual orientation, gender identity, disability or protected veteran status.

The Company maintains complaint resolution policies and procedures as well as a confidential whistleblower hotline available to all employees and external stakeholders to report (anonymously, if desired) any matter of concern. The communications hotline is managed by an independent third party, and such communications are routed to appropriate functions such as Human Resources, Legal or Compliance. A whistleblower hotline review committee, which includes members from Human Resources, Legal and Compliance, review all cases as a group before any case is closed. Complaint trends and statistics compiled from the Company’s internal complaint resolution procedures and along with all communications made to the whistleblower hotline are reported to the Board quarterly for review and further investigation, if warranted.

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
•Delivering an in-house designed continuous learning program to avail store team members a career path using custom learning solutions designed to add and confirm both competencies and proficiencies throughout all levels of their career. The learning takes a blended approach involving formal courses, self-directed learning and on-the-job applications.
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
•Offering eligible U.S. employees private health and life insurance benefits and a comprehensive suite of well-being offerings, including health coaching sessions, financial coaching sessions with a certified financial planner and counseling/emotional support through the Company’s Employee Assistance program.
•Matching team members’ 401(k) plan contributions for all U.S. employees after one year of service.

•Offering access to thousands of partner discounts for services and products through the partner portal.
•Providing all employees in Latin America public healthcare and other statutory benefits. Most management-level employees and tenured store and administrative employees in Mexico are provided private health insurance.
•All eligible employees in Mexico participate in a statutory profit sharing program.

Workplace Profile

As of December 31, 2024, the Company had approximately 20,000 employees across six countries (the U.S., Mexico, Guatemala, El Salvador, Colombia and Jamaica). The Company employed approximately 8,200 employees in the U.S. as of December 31, 2024, including approximately 1,200 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 11,600 employees in Latin America as of December 31, 2024, including approximately 900 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements.

Employee Empowerment

The Company is committed to creating a safe, trusted and professional environment in which its employees can thrive. Total employee compensation is typically above the minimum wage standards in each country in which it operates. The Company also believes in fairly compensating its employees by providing the ability to share in the Company’s profitability. For example, the majority of the Company’s front-line, store-based employees participate in a non-qualified profit sharing program that pays a percentage of profits to store employees based on assigned customer service activities. In addition, the Company generally staffs store manager and multi-unit manager positions through the promotion of existing employees, providing significant opportunities for advancement.

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

Governance

The Board and the Nominating and Corporate Governance Committee of the Board routinely assess the composition and size of the Board and aim to strike a balance between the knowledge and understanding of the business that comes from longer-term service on the Board and the fresh ideas and perspective that come from adding new members. As part of this assessment, the Board and the Nominating and Corporate Governance Committee seek a board that includes directors from diverse professional backgrounds with a broad spectrum of experience and expertise and a reputation for integrity.

Governmental Regulation

General Overview

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation by various laws, regulations, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. and Latin America, all of which are constantly evolving and subject to potentially significant changes. These statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures, as well as maximum interest rates/finance charges or leasing fees (as applicable), consumer disclosures, contractual terms and other matters directly related to the Company’s retail POS payment solutions platform activities. The Company is also required to obtain and maintain regulatory licenses and comply with periodic regulatory reporting and registration requirements. In general, the regulatory regimes to which the Company are subject are increasingly focused on consumer finance companies serving credit-constrained customers, and any of these agencies or authorities may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as the Company’s.

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

On October 6, 2017, the CFPB issued its small-dollar loan rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule defines some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services as transactions that are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. The Fifth Circuit did not grant the petition and the SDL Rule is expected to go into effect on March 30, 2025. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions as of its effective date. At this time, the Company does not believe that the implementation of the SDL Rule will have a material impact on the Company’s future results of operations or financial condition. It is possible the incoming U.S. administration could delay implementation of the SDL Rule.

On May 17, 2024, the Supreme Court rejected a challenge to the constitutionality of the structure used to fund the CFPB. By a vote of 7-2, the justices reversed a decision by a federal appeals court in Louisiana, which had ruled that the agency’s funding violates the Constitution because it comes from the Federal Reserve rather than through the congressional appropriations process. As a consequence of the Supreme Court ruling, the CFPB will proceed with the implementation of rulemakings that the agency paused due to the litigation.

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

Servicemembers Civil Relief Act (“SCRA”) — The SCRA and similar state laws apply to certain transactions between the Company and servicemembers called to active duty in the United States military as defined within the SCRA, and may include reservists and members of the National Guard. The SCRA limits the rate of interest, including certain fees, that a covered servicemember may be charged, as well as the actions, including limitations on the ability to maintain legal action and obtain default judgments, that can be taken while the consumer is a covered servicemember.

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

Gramm-Leach-Bliley Act (“GLBA”) — The Company’s credit products are subject to various federal and state laws and regulations relating to privacy and security of consumers’ nonpublic personal information. Under these laws, including the GLBA and Regulation P promulgated thereunder, the Company must disclose its privacy policy and practices, including those policies relating to the sharing of nonpublic personal information with third parties. The Company may also be required to provide an opt-out to certain sharing. The GLBA and other laws also require the Company to safeguard personal information. The FTC regulates the safeguarding requirements of the GLBA for non-bank lenders through its Safeguard Rules, as amended, with which the Company is required to comply.

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

AFF Business — In addition to federal regulatory oversight, nearly every state currently and specifically regulates LTO transactions via state statutes and regulations. This includes states in which AFF operates through existing merchant partners. The scope of LTO regulation, including permissible rental rates, fees and terms, varies from state to state. Some states require specific disclosures, mandate or prohibit certain terms and limit the total cost of ownership and fees that may be charged. Most state LTO laws require LTO companies to disclose to their customers the total number of payments, total amount and timing of all payments to acquire ownership of an item, and any other charges that may be imposed. The more restrictive state LTO laws limit the retail price for an item, limit the total cost of ownership that a customer may be required to pay to obtain ownership of an item, and/or regulate the “cost-of-rental” amount that LTO companies may charge on LTO transactions, generally defining “cost-of-rental” as lease fees paid in excess of the “retail” price of the goods. Where licensing or registration is required, the Company is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, voiding of leases and other administrative enforcement actions.

On January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect in California. The CCPA was enacted to enhance privacy rights and consumer protections for California residents. The California Attorney General has issued regulations to implement the CCPA, and several amendments to the CCPA have been adopted since its initial enactment. The Company and its Bank partner may incur material expenses and encounter material difficulties in complying with the CCPA and related regulations. Future regulations, further amendments to the CCPA, or authoritative interpretations thereof could increase the cost and complexity of compliance, or could require the Company and the partner Bank to modify their operations and increase their respective operating expenses. A number of other states have adopted, or are proposing to enact, similar comprehensive data privacy laws.

Some states also specifically regulate, via statutes and regulations, the RISA transactions that AFF purchases from merchants. The scope of such RISA regulation varies from state to state. Most state RISA laws require certain consumer-facing disclosures, and some state RISA laws require AFF, as a purchaser of RISA transactions, to obtain a license or file a registration or notification with the applicable state regulator. Where licensing or registration is required, AFF is subject to extensive state rules, licensing and examination. Failure to comply with these requirements may result in, among other things, refunds of excess charges, monetary penalties, revocation of required licenses, and voiding of RISA transactions.

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

Other Latin American Federal and Local Regulations

Similar to Mexico, certain federal, department and local governmental entities in Guatemala, El Salvador and Colombia also regulate the pawn industry and retail and commercial businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects the Company to other types of regulations, including, but not limited to, regulations related to commercialization of merchandise, financial reporting, privacy and data protection, tax compliance, customs, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. Like Mexico, department agencies, including local and state police officials, in Guatemala, El Salvador and Colombia have unlimited and discretionary authority in their application of their rules and requirements.

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

Risk Factor Summary

Risks Related to the Company’s Strategy, Business and Operations

•The Company faces significant competition from other pawnshops, branch-based consumer lenders, banks, credit unions, online lenders, POS consumer finance companies, LTO companies, general, specialty and online retailers, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company.
•A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such changes could adversely affect the Company’s results of operations.
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
•The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in most Latin American markets.
•Changes impacting international trade, such as proposed or enacted tariffs, including pursuant to policies of the incoming U.S. administration, and corporate taxation and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Regulatory, Legislative and Legal Environment

•The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in both the U.S. and Latin America, and all consumer finance companies that serve credit-constrained consumers, including the Company, face increasing regulatory scrutiny under the current regulatory environment.
•The adoption of new laws or regulations or adverse changes in, or the interpretation or enforcement of, existing laws or regulations affecting the Company’s products and services could adversely affect its financial condition and operating results.
•The Company is the subject of a lawsuit initiated by the CFPB alleging (1) violations of the MLA and (2) violations of a consent order the Company’s predecessor entered into with the CFPB.
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

Furthermore, the Company’s retail pawn operations have many competitors, such as retailers of new and pre-owned merchandise, other pawnshops, thrift shops, online retailers of new and pre-owned merchandise, online marketplace and auction sites and social media platforms. Many consumers view these competitors as a safer, more price-competitive or convenient option for acquiring similar products as those sold by the Company. AFF also competes with many of these retailers for consumers desiring to purchase lower cost merchandise for cash or on credit. Furthermore, many of AFF’s merchants operate at brick-and-mortar retail locations that are subject to increased competition from online or lower-cost competitors.

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

The Company has historically grown in large part through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate or in lines of business that are new to the Company, which could make the successful consummation and integration of any such acquisitions more difficult. Acquisition targets may also become increasingly scarce in future periods or harder to acquire at attractive valuations. Failure to successfully integrate an acquisition could have an adverse effect on the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition carries the risk that the Company may not realize a return on the acquisition or the Company’s investment.

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

It has been reported over the past several years that actions, such as Operation Choke Point, by the U.S. Department of Justice (the “Justice Department”), the Federal Deposit Insurance Corporation (the “FDIC”) and certain state regulators appear to be intended to discourage banks, card and ACH payment processors from providing access to card platforms and the ACH system for certain lenders that they believe are operating illegally, cutting off their access to the ACH system to either debit or credit customer accounts (or both).

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

The CFPB, state and federal banking regulatory agencies, state attorneys general offices, the Federal Trade Commission, the U.S. Department of Justice, the U.S. Department of Housing and Urban Development and state and local governmental authorities continue to monitor lending practices. State, local and federal governmental agencies have imposed sanctions on originators for practices including, but not limited to, charging borrowers excessive fees, steering borrowers to loans with higher costs or more onerous terms, imposing higher interest rates than the borrower’s credit risk warrants, failing to adequately disclose the material terms of loans to the borrowers and otherwise engaging in discriminatory lending practices or unfair, deceptive or abusive acts or practices.

Donald Trump became president on January 20, 2025, and at this juncture, it is unclear whether a new CFPB Director appointed by the Trump Administration will be less aggressive in its regulatory and enforcement approach. In addition to the specific laws described above, it is anticipated that the Trump administration will promulgate a number of executive orders and propose legislation that could directly impact the regulation of the financial services industry. These orders and legislation could change banking statutes and our operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among financial institutions.

Consequently, it is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation or local ordinances, and there can be no assurance that additional legislative, administrative or regulatory initiatives will not be enacted that would severely restrict, prohibit, or eliminate the Company’s ability to offer certain products and services.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB lawsuit alleges violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by the Company’s predecessor that, among other things, allegedly required such predecessor company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. After an initial period of pre-trial activity, the case was stayed on November 4, 2022, pending the Supreme Court review of the Fifth Circuit's decision in Community Financial v. CFPB, where the Fifth Circuit held the CFPB’s funding mechanism was unconstitutional and its actions were void. The Supreme Court reversed that decision through an opinion issued on May 16, 2024. The stay of the CFPB case was lifted, and active litigation ensued. On November 7, 2024, the District Court denied the Company’s motion for partial summary judgement. The District Court has also ordered the parties to mediation. After an initial session, the mediation is currently postponed pending the anticipated leadership transition at the CFPB. Unless resolved by agreement, the Company intends to vigorously defend the action. While the Company intends to vigorously defend itself against the allegations in the case, it cannot predict or determine the timing or final outcome of this matter, or the effect that any adverse determinations from the lawsuit may have on the Company. An unfavorable determination in the lawsuit could result in the payment of substantial monetary damages, which could have a material effect on the Company’s business, results of operations or financial condition. The Company may also be required to modify its business practices in the event of an unfavorable determination in the lawsuit, which could result in increased operational costs and could negatively impact demand for its products and customer satisfaction. Further, the legal costs associated with the lawsuit, which may not be covered by insurance, and the amount of time required to be spent by management and the Board on this matter, even if the Company is ultimately successful, could have a material effect on its business, financial condition and results of operations. Following the announcement of the CFPB’s action, the Company became the subject to a purported shareholder class action and derivative action related to the CFPB’s lawsuit. While both the securities class action and derivative action have been dismissed, there is no guarantee that the Company will not become subject to future securities litigation related to the CFPB lawsuit, including in the event of an adverse outcome in the CFPB lawsuit.

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

In addition to the specific laws described above, it is anticipated that the Trump administration will promulgate a number of executive orders and propose legislation that could directly impact the regulation of the financial services industry. These orders and legislation could change applicable statutes and the Company’s operating environment in substantial and unpredictable ways by increasing or decreasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among financial services institutions.

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

Loans originated through the Bank’s program accounted for 3% of the Company’s consolidated net revenues during 2024. AFF relies on its originating bank partner model to comply with various federal, state and other laws. If the legal structure underlying AFF’s relationship with the Bank was successfully challenged, it may be found to be in violation of state licensing requirements and state laws regulating interest rates and fees and disclosures. In the event of such a challenge or if AFF’s arrangements with the Bank were to end for any reason, AFF would need to find and rely on an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a bank charter, offer consumer loans and/or be subject to the interest rate limitations of certain states.

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

Furthermore, the Company may incur losses and reputational damage due to lawsuits relating to its performance of background checks on firearms purchases as mandated by state and federal law, the selling of firearms or the improper use of firearms sold by the Company, including lawsuits by individuals, municipalities, state or federal agencies or other organizations attempting to recover damages or costs from firearms retailers relating to the sale or misuse of firearms. Furthermore, if any firearms sold by the Company are used in the commitment of any crimes or shootings, it could result in significant adverse media attention against the Company, have a material adverse impact on the reputation of the Company and result in material litigation against the Company. Commencement of such lawsuits or any adverse media attention against the Company could have a material adverse effect on its business, reputation, prospects, results of operations and financial condition.

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

As of December 31, 2024, the Company had 1,826 pawn store locations in Latin America, including 1,725 in Mexico, 72 in Guatemala, 17 in El Salvador and 12 in Colombia, and the Company plans to open or acquire additional pawn stores in Latin America in the future. In addition, AFF owns customer service call centers operating in Jamaica and Mexico and utilizes third-party call center services located in the Dominican Republic and Mexico. Doing business in each of these countries involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations, among others. As in many developing markets, there are also uncertainties as to how both local law and U.S. federal law is applied, including laws related to commercial transactions and foreign investment. As a result, actions or events could occur in these foreign countries that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting international trade and corporate tax and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Many of the foreign countries in which the Company operates impose costs on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. In addition, the 2024 presidential and congressional election results may have a significant impact on U.S. domestic and global trade policies. As the Company derives significant revenue, earnings and cash flow from operations in Latin America, primarily in Mexico, there are some inherent risks regarding the overall stability of the trading relationship between Mexico and the U.S. and the burdens imposed thereon by any changes to (or the adoption of new) regulations, tariffs or other federal or state legislation. Specifically, the Company has significant exposure to fluctuations and devaluations of the Mexican peso and the health of the Mexican economy, which, in each case, may be negatively impacted by changes in U.S. trade treaties, including the United States-Mexico-Canada Agreement and corporate tax policy. In some cases, there have been negative reactions to the enacted and/or proposed policies as expressed in the media and by politicians in Mexico, which could potentially negatively impact U.S. companies operating in Mexico. In particular, there is continued uncertainty around Mexico’s current federal administration and how the policies as applied by its administration, including conducting aggressive corporate tax and other regulatory audits, adverse government discretion, and support of increased employee minimum wages, profit sharing and benefit programs, may impact U.S. companies doing business in Mexico generally and pawn and consumer finance companies in particular. Any such changes in regulations, trade treaties, corporate tax policy, import taxes or adverse court or administrative interpretations of the foregoing could adversely and significantly affect the Mexican economy and ultimately the Mexican peso, which could adversely and significantly affect the Company’s financial position and results of the Company’s Latin America pawn operations.

Accounting, Tax and Financial Risks

The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2024, including the Company's senior unsecured notes and the Company’s unsecured credit facilities, the Company had outstanding principal indebtedness of $1,748.0 million and availability of $528.9 million under its unsecured credit facilities, subject to certain financial covenants. The Company's level of indebtedness could:

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

At December 31, 2024, the Company had $1,787.2 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2024, approximately 65% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 52% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

The current economic environment, characterized by rising inflation, higher interest rates, declines in consumer confidence and uncertainly about economic stability and a potential recession, has increased demand for pawn loans in the U.S. Conversely these conditions, coupled with tighter decisioning, adversely affected merchant sales volumes in certain categories and demand in general for AFF’s products in 2024. While retail sales at the Company’s pawnshops, due in part to the “deep value” nature of the products sold at its pawnshops, and demand for pawn loans have not been adversely affected by such economic trends in 2024, there is no guarantee that they will not be adversely affected should economic conditions deteriorate further. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins. Furthermore, labor shortages and inflation have also increased operating costs, having a negative effect on the Company’s margins. In addition, government stimulus programs, (such as the response to the COVID-19 pandemic) and increased minimum wage laws (such as the increases that have occurred in Mexico) had an adverse impact on pawn loan demand and any future stimulus programs or minimum wage increases could have a similar adverse impact.

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

Risks Related to the AFF Business

AFF’s transaction volume is dependent on sales at its merchant partners and any decline in such sales could have a material and adverse effect on AFF’s results of operations, financial condition and future prospects.

AFF depends on sales at its merchant partners to drive its transaction volume. If AFF’s merchant partners experience a general decline in sales or close their locations, it could negatively impact AFF’s transaction volume. The loss of business, transaction volumes or platform support from one or more of its top merchant partners could have a material adverse effect on the AFF business. Furthermore, a number of AFF’s legacy merchant partners operate brick-and-mortar retail locations, many of which are furniture stores which have been impacted industry-wide by sales declines in 2024. Certain of AFF’s larger furniture-focused merchant partners have experienced lagging sales, store closures and, in some instances, including Conn’s Appliances, Inc. and American Freight, Inc., bankruptcies, which has and is expected to continue to negatively impact AFF’s originations. In the event that AFF is not able to replace origination volume from these brick-and-mortar retailers, its transaction volume and results of operations could be materially impacted.

If AFF is unable to attract additional merchants and retain and grow its relationships with its existing merchant partners, its business, results of operations, financial condition and future prospects would be materially and adversely affected.

AFF’s continued success is dependent on its ability to maintain and expand its merchant partner base and the volume of transactions from these merchants in order to grow revenue on its platform. Its ability to retain and grow its relationships with its merchant partners depends on the willingness of merchants to partner with AFF. The attractiveness of AFF’s platform to merchants depends upon, among other things, the size of its consumer base, its brand and reputation, the amount of merchant premium or discounts paid or received by AFF, its ability to sustain its value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout, the attractiveness to merchants of AFF’s technology and data-driven platform, services and products offered by competitors, and its ability to perform under, and maintain, its merchant agreements. It is also important that AFF partner with merchants with growing sales across a diverse mix of retail channels to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. Additionally, AFF’s agreements with its merchant partners are generally terminable for convenience.

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

AFF serves as a marketer, service provider and sub-servicer of loans originated by a Utah-chartered state bank. Under this arrangement, AFF purchases a portion of the cash flows originated by the Bank and sub-services the loans thereafter while the Bank retains ownership of the loans at all times. AFF does not originate or ultimately control the pricing or functionality of the loans. The Bank makes all key decisions regarding the marketing, underwriting, product features and pricing. AFF generates revenues through the loans and through marketing and sub-servicing fees paid by the Bank. If the Bank were to change its pricing, underwriting or marketing of the loans in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced. Loans originated through the Bank’s program represent a material amount of AFF’s total origination volume. AFF’s bank loan product relies on the Bank originating the loans that are facilitated through AFF’s platform and complying with various federal, state and other laws. The current loan program agreement expires in August 2025. In addition, upon the occurrence of certain early termination events, either AFF or the Bank may terminate the loan program agreement immediately upon written notice to the other party. The Bank could decide not to work with AFF for any reason, could make working with AFF cost-prohibitive or could decide to enter into an exclusive or more favorable relationship with one or more of AFF’s competitors. If the Bank were to suspend, limit or cease its operations, or if AFF’s relationship with the Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), AFF would need to implement a substantially similar arrangement with another bank, obtain additional state licenses or curtail its offering of a direct to consumer loan product through its platform. If AFF needs to enter into alternative arrangements with a different bank to replace its existing arrangements, it may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. If AFF is unable to enter into an alternative arrangement with different banks to fully replace or supplement its relationship with the Bank, AFF would potentially need to cease offering its bank loan product or other direct to consumer installment loans. In the event that AFF’s relationship with the Bank were terminated and it is unable to substitute another one of its products at the merchants that utilize such bank loan products, its business, results of operations, financial condition and future prospects may be materially affected.

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

To date, risks from cybersecurity threats or incidents have not materially affected the Company. However, the sophistication of and risks from cybersecurity threats and incidents continues to increase, and the preventative actions the Company has taken and continues to take to reduce the risk of cybersecurity threats and incidents and protect its systems and information may not successfully protect against all cybersecurity threats and incidents. For more information on how cybersecurity risk could materially affect the Company’s business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors.”

Governance

Given the Company’s status as a pawn store operator and payment solutions company entrusted with the safeguarding of sensitive customer information, the Board believes that a strong enterprise cybersecurity program is vital to the Company’s overall enterprise risk management. The Board is responsible for overseeing and monitoring the material risks facing the Company. The Board has tasked the Audit Committee of the Board with leading the Company’s cyber and technology risk mitigation efforts. As part of its oversight responsibilities, the Audit Committee is responsible for discussing with management the Company’s major risk exposures, related to cybersecurity and technology, and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies. The Audit Committee also monitors the Company’s compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, the Audit Committee reviews with senior management significant areas of risk exposure involving cybersecurity.

At the direction of the Audit Committee, the CIO and SIRT monitor internal and external cybersecurity threats and review and revise the Company’s cybersecurity defenses on an ongoing basis. The Company’s CIO, together with other members of the SIRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; and risk management and incident response. The CIO prepares reports on IT general controls and cybersecurity metrics for the Audit Committee on a regular basis, and the CIO presents those reports to the Audit Committee and addresses any questions and concerns raised by the Audit Committee. At least annually, the Audit Committee meets with the CIO in person to discuss cybersecurity in greater detail. The Audit Committee reports to the Board regarding cybersecurity matters, and the Board addresses cybersecurity issues either directly with management or through the Audit Committee.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at prices that the Company believes are attractive, whether through new store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2024, the Company owned the real estate and buildings for 400 of its pawn stores and its Company’s corporate headquarters in Fort Worth, Texas.

As of December 31, 2024, the Company leased 2,638 pawn store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging from 2025 to 2062. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $27,000 per month as of December 31, 2024. In addition, the Company leases call center space in Jamaica and Mexico to support the AFF customer service operations. For more information about the Company’s pawn store locations, see “Item 1. Business—Pawn Store Locations.”

The following table details material corporate locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	50,000	July 31, 2027	$61
Administrative offices	Coppell, Texas	26,000	June 30, 2029	46
Administrative offices	Mexico City, Mexico	8,000	March 31, 2025	22

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

On January 29, 2025, there were approximately 199 stockholders of record of the Company’s common stock.

In January 2025, the Company’s Board declared a $0.38 per share first quarter cash dividend on common shares outstanding, or an aggregate of $17.0 million based on the December 31, 2024 share count, to be paid on February 28, 2025 to stockholders of record as of February 14, 2025. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended December 31, 2024 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1)
October 1 through October 31, 2024	—	$—	—	$115,000
November 1 through November 30, 2024	—	—	—	115,000
December 1 through December 31, 2024	—	—	—	115,000
Total	—	—	—

(1)In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining.

Recent Sales of Unregistered Securities

None.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2019 through December 31, 2024, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2019 and assuming the reinvestment of all dividends on the date paid). Note that historic performance is not necessarily indicative of future performance.

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

The Company is also a leading provider of technology-driven, retail POS payment solutions focused on serving credit-constrained consumers. The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in the U.S. and Puerto Rico. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

The Company’s two business lines are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in the U.S. while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico. Financial information regarding the Company’s revenue and long-lived assets by geographic area is provided in Note 17 of Notes to Consolidated Financial Statements.

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

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company may assess goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology, or at the Company’s option, it may proceed directly to the quantitative impairment testing methodology for a reporting unit. See Note 14 of Notes to Consolidated Financial Statements.

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

Results of Operations

2024 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)		Adjusted (Non-GAAP)
	2024	2023	2024	2023
Revenue	$3,388,514	$3,151,796	$3,388,514	$3,151,796
Net income	$258,815	$219,301	$302,680	$276,874
Diluted earnings per share	$5.73	$4.80	$6.70	$6.06
EBITDA (non-GAAP measure)	$551,008	$493,784	$558,437	$511,732
Weighted-average diluted shares	45,168	45,693	45,168	45,693

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA, revenue and adjusted revenue for the years ended December 31, 2024, 2023 and 2022 (in millions, except per share amounts):

Net Income
$400
$300
$200
$100
$0
$253
$246
$219
$277
$259
$303
2022
2023
2024
Net Income
Adjusted Net Income*

Diluted Earnings Per Share
$7.00
$5.25
$3.50
$1.75
$0.00
$5.36
$5.19
$4.80
$6.06
$5.73
$6.70
2022
2023
2024
EPS
Adjusted EPS*

EBITDA
$600
$450
$300
$150
$0
$497
$437
$494
$512
$551
$558
2022
2023
2024
EBITDA*
Adjusted EBITDA*

Revenue
$4,000
$3,000
$2,000
$1,000
$0
$2,729
$2,772
$3,152
$3,152
$3,389
$3,389
2022
2023
2024
Revenue
Adjusted Revenue*

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2024 Compared to the Twelve Months Ended December 31, 2023

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2024 and 2023. For similar operating and financial data and discussion of the Company’s 2023 results compared to its 2022 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 5, 2024.

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

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the year ended December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Year Ended
	December 31,
	2024	2023	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$969,371	$854,190	13%
Pawn loan fees	505,262	435,762	16%
Wholesale scrap jewelry sales	93,923	78,571	20%
Total revenue	1,568,556	1,368,523	15%

Cost of revenue:
Cost of retail merchandise sold (2)	560,970	490,544	14%
Cost of wholesale scrap jewelry sold	77,683	64,545	20%
Total cost of revenue	638,653	555,089	15%

Net revenue	929,903	813,434	14%

Segment expenses:
Operating expenses	503,630	451,543	12%
Depreciation and amortization	28,980	25,585	13%
Total segment expenses	532,610	477,128	12%

Segment pre-tax operating income	$397,293	$336,306	18%

Operating metrics:
Retail merchandise sales margin	42%	43%
Net revenue margin	59%	59%
Segment pre-tax operating margin	25%	25%

(1)Includes $4.1 million and $6.5 million of retail merchandise sales from intersegment transactions during 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales during 2024 and 2023 totaled $965.3 million and $847.7 million, respectively.

(2)Includes $2.2 million and $3.5 million of cost of retail merchandise sold from intersegment transactions during 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold during 2024 and 2023 totaled $558.8 million and $487.1 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of December 31, 2024 as compared to December 31, 2023 (dollars in thousands, except as otherwise noted):

	As of December 31,
	2024	2023	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$396,667	$344,152	15%
Inventories	245,492	221,843	11%
	$642,159	$565,995	13%

Average outstanding pawn loan amount (in ones)	$283	$258	10%

Composition of pawn collateral:
General merchandise	28%	30%
Jewelry	72%	70%
	100%	100%

Composition of inventories:
General merchandise	41%	43%
Jewelry	59%	57%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Store count	1,200	1,183	1%
Average store count	1,195	1,135	5%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 13% to $969.4 million during 2024 compared to $854.2 million for 2023. Same-store retail sales increased 6% during 2024 compared to 2023. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores and an increase in same-store sales. During 2024, the gross profit margin on retail merchandise sales in the U.S. was 42% compared to a margin of 43% during 2023, reflecting continued demand for value-priced, pre-owned merchandise and low levels of aged inventory.

U.S. inventories increased 11% to $245.5 million at December 31, 2024 compared to $221.8 million at December 31, 2023. The increase was primarily due to incremental inventories from acquired stores and an increase in same-store inventories as a result of the higher pawn loan balances noted below. Inventories aged greater than one year in the U.S. were 1% at both December 31, 2024 and 2023.

Pawn Lending Operations

U.S. pawn loan receivables as of December 31, 2024 increased 15% in total and 12% on a same-store basis compared to December 31, 2023. The Company believes the increase in same-store pawn receivables was primarily due to continued inflationary pressures driving additional demand for pawn loans and higher gold prices, which increased customers’ jewelry collateral value.

U.S. pawn loan fees increased 16% to $505.3 million during 2024 compared to $435.8 million for 2023. Same-store pawn loan fees increased 11% during 2024 compared to 2023. The increase in total and same-store pawn loan fees was primarily due to store growth and increased same-store pawn receivables.

Segment Expenses

U.S. store operating expenses increased 12% to $503.6 million during 2024 compared to $451.5 million during 2023 while same-store operating expenses increased 5% compared with the prior year. The increase in operating expenses was primarily due to an increase in the average store count.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for 2024 was $397.3 million, which generated a pre-tax segment operating margin of 25% compared to $336.3 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue from both acquired and existing stores, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America pawn segment pre-tax operating income for 2024 compared to 2023 was impacted by a 3% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2024 compared to December 31, 2023 was also impacted by a 20% unfavorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expense of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Year Ended
	Year Ended			December 31,	Increase /
	December 31,		Increase /	2024	(Decrease)
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$541,787	$533,612	2%	$556,686	4%
Pawn loan fees	231,864	222,774	4%	238,305	7%
Wholesale scrap jewelry sales	38,237	46,917	(19)%	38,237	(19)%
Total revenue	811,888	803,303	1%	833,228	4%

Cost of revenue:
Cost of retail merchandise sold	350,906	345,309	2%	360,452	4%
Cost of wholesale scrap jewelry sold	31,086	37,276	(17)%	31,977	(14)%
Total cost of revenue	381,992	382,585	—%	392,429	3%

Net revenue	429,896	420,718	2%	440,799	5%

Segment expenses:
Operating expenses	259,307	243,146	7%	266,102	9%
Depreciation and amortization	20,369	21,350	(5)%	20,855	(2)%
Total segment expenses	279,676	264,496	6%	286,957	8%

Segment pre-tax operating income	$150,220	$156,222	(4)%	$153,842	(2)%

Operating metrics:
Retail merchandise sales margin	35%	35%		35%
Net revenue margin	53%	52%		53%
Segment pre-tax operating margin	19%	19%		18%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of December 31, 2024 as compared to December 31, 2023 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				December 31,
	As of December 31,			2024	Increase
	2024	2023	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$121,200	$127,694	(5)%	$143,805	13%
Inventories	89,088	90,246	(1)%	105,686	17%
	$210,288	$217,940	(4)%	$249,491	14%

Average outstanding pawn loan amount (in ones)	$87	$95	(8)%	$103	8%

Composition of pawn collateral:
General merchandise	58%	63%
Jewelry	42%	37%
	100%	100%

Composition of inventories:
General merchandise	65%	67%
Jewelry	35%	33%
	100%	100%

Percentage of inventory aged greater than one year	1%	1%

Inventory turnover (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.4 times

Store count	1,826	1,814	1%
Average store count	1,821	1,791	2%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 2% (4% on a constant currency basis) to $541.8 million during 2024 compared to $533.6 million for 2023. Same-store retail sales increased 1% (4% on a constant currency basis) during 2024 compared to 2023. The increase in total and same-store retail sales was primarily due to increased inventory levels throughout 2024 and greater demand for value-priced, pre-owned merchandise. The gross profit margin on retail merchandise sales was 35% during both 2024 and 2023.

Latin America inventories decreased 1% (17% increase on a constant currency basis) to $89.1 million at December 31, 2024 compared to $90.2 million at December 31, 2023. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory. Inventories aged greater than one year in Latin America were 1% at both December 31, 2024 and 2023.

Pawn Lending Operations

Latin America pawn loan receivables decreased 5% (13% increase on a constant currency basis) as of December 31, 2024 compared to December 31, 2023. On a same-store basis, pawn loan receivables decreased 6% (12% increase on a constant currency basis) as of December 31, 2024 compared to December 31, 2023. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes, driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 4% (7% on a constant currency basis) to $231.9 million during 2024 compared to $222.8 million for 2023. Same-store pawn loan fees also increased 4% (7% on a constant currency basis) during 2024 compared to 2023. The constant currency increase in total and same-store pawn loan fees was primarily due to increased average pawn receivable balances outstanding during 2024.

Segment Expenses

Operating expenses increased 7% (9% on a constant currency basis) to $259.3 million during 2024 compared to $243.1 million during 2023. Same-store operating expenses increased 6% (9% on a constant currency basis) compared to the prior year. The increase in total and same-store operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage and increased costs associated with required employee benefit programs.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for 2024 was $150.2 million, which generated a pre-tax segment operating margin of 19% compared to $156.2 million and 19% in the prior year, respectively. The decrease in the segment pre-tax operating income reflected an increase in segment expenses, partially offset by the increase in net revenue.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$766,241	$752,682	2%
Interest and fees on finance receivables	245,891	233,818	5%
Total revenue	1,012,132	986,500	3%

Cost of revenue:
Depreciation of leased merchandise (1)	434,915	413,546	5%
Provision for lease losses (2)	163,937	177,418	(8)%
Provision for loan losses	143,827	123,030	17%
Total cost of revenue	742,679	713,994	4%

Net revenue	269,453	272,506	(1)%

Segment expenses:
Operating expenses	138,041	137,460	—%
Depreciation and amortization	2,783	3,030	(8)%
Total segment expenses	140,824	140,490	—%

Segment pre-tax operating income	$128,629	$132,016	(3)%

(1)Includes $1.6 million and $2.1 million of depreciation of leased merchandise from intersegment transactions during 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise during 2024 and 2023 totaled $433.3 million and $411.5 million, respectively.

(2)Includes $0.5 million and $1.6 million of provision for lease losses from intersegment transactions during 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses during 2024 and 2023 totaled $163.4 million and $175.9 million, respectively.

The following table provides a detail of gross transaction volumes originated during the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands):

	Years Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Leased merchandise	$568,635	$623,069	(9)%
Finance receivables	510,231	405,765	26%
Total gross transaction volume	$1,078,866	$1,028,834	5%

The following table details retail POS payment solutions earning assets as of December 31, 2024 as compared to December 31, 2023 (dollars in thousands):

	As of December 31,		Increase /
	2024	2023	(Decrease)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$209,333	$267,458	(22)%
Less allowance for lease losses	(80,661)	(95,752)	(16)%
Leased merchandise, net (1)	$128,672	$171,706	(25)%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$264,506	$210,355	26%
Less allowance for loan losses	(117,005)	(96,454)	21%
Finance receivables, net	$147,501	$113,901	29%

(1)Includes $0.2 million and $0.5 million of intersegment transactions as of December 31, 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated net leased merchandise as of December 31, 2024 and 2023 totaled $128.4 million and $171.2 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics during the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands):

	Year Ended
	December 31,		Increase /
	2024	2023	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$95,752	$79,576	20%
Provision for lease losses (1)	163,937	177,418	(8)%
Charge-offs	(186,123)	(167,952)	11%
Recoveries	7,095	6,710	6%
Balance at end of period	$80,661	$95,752	(16)%

Leased merchandise portfolio metrics:
Provision rate (2)	29%	28%
Average monthly net charge-off rate (3)	6.3%	5.4%
Delinquency rate (4)	24.4%	21.7%

Allowance for loan losses:
Balance at beginning of period	$96,454	$84,833	14%
Provision for loan losses	143,827	123,030	17%
Charge-offs	(130,812)	(117,961)	11%
Recoveries	7,536	6,552	15%
Balance at end of period	$117,005	$96,454	21%

Finance receivables portfolio metrics:
Provision rate (2)	28%	30%
Average monthly net charge-off rate (3)	4.3%	4.7%
Delinquency rate (4)	20.0%	21.8%

(1)Includes $0.5 million and $1.6 million of provision for lease losses from intersegment transactions during 2024 and 2023, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses during 2024 and 2023 totaled $163.4 million and $175.9 million, respectively.

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 22% as of December 31, 2024 compared to December 31, 2023. The decrease was primarily due to decreased gross transaction volumes originated due to weakness in furniture originations and the bankruptcy filings in 2024 for two of AFF’s larger retail furniture merchant partners.

The allowance for lease losses decreased 16% to $80.7 million as of December 31, 2024 compared to $95.8 million as of December 31, 2023, which was primarily due to the decrease in leased merchandise, partially offset by slightly higher lease loss provisioning rates used during 2024 as compared to 2023. As a percentage of lease merchandise, the allowance was 39% at December 31, 2024 and 36% at December 31, 2023.

Leased merchandise income increased 2% to $766.2 million during 2024 compared to $752.7 million during 2023, which was primarily due to slightly higher average rental rates, partially offset by slightly lower average leased merchandise balances outstanding during 2024 compared to 2023.

Depreciation of leased merchandise increased 5% to $434.9 million during 2024 compared to $413.5 million during 2023. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 57% during 2024 compared to 55% during 2023, primarily as a result of a slight increase in customers taking advantage of early buyout or other early payment options.

Provision for lease losses decreased 8% to $163.9 million during 2024 compared to $177.4 million during 2023, which was primarily due to the 9% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses increased to 29% during 2024 compared to 28% during 2023.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 26% as of December 31, 2024 compared to December 31, 2023. The increase was primarily due to increased gross transaction volumes in certain non-furniture industry verticals.

The allowance for loan losses increased 21% to $117.0 million as of December 31, 2024 compared to $96.5 million as of December 31, 2023, which was primarily due to the increase in finance receivables, partially offset by slightly lower loan loss provisioning rates used during 2024 as compared to 2023. As a percentage of finance receivables, the allowance was 44% at December 31, 2024 compared to 46% at December 31, 2023.

Interest and fees on finance receivables increased 5% to $245.9 million during 2024 compared to $233.8 million during 2023. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals during 2024, some of which are provided at lower interest rates.

Provision for loan losses increased 17% to $143.8 million during 2024 compared to $123.0 million during 2023, which was primarily due to the 26% increase in gross transaction volumes, partially offset by a slight decrease in the net provisioning rates used during 2024 based on lower than expected loss rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased to 28% during 2024 compared to 30% during 2023.

Segment Expenses

Operating expenses were flat at $138.0 million during 2024 compared to $137.5 million during 2023. As a percentage of segment revenues, operating expenses were 14% during both 2024 and 2023.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income during 2024 was $128.6 million compared to $132.0 million during 2023. The decrease was primarily the result of the slight decrease in net revenue.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31,		Increase /
	2024	2023	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$397,293	$336,306	18%
Latin America pawn	150,220	156,222	(4)%
Retail POS payment solutions	128,629	132,016	(3)%
Intersegment eliminations (1)	280	581	(52)%
Consolidated segment pre-tax operating income	676,422	625,125	8%

Corporate expenses and other income:
Administrative expenses	173,199	176,315	(2)%
Depreciation and amortization	52,809	59,196	(11)%
Interest expense	105,226	93,243	13%
Interest income	(1,935)	(1,469)	32%
Loss (gain) on foreign exchange	2,641	(1,529)	(273)%
Merger and acquisition expenses	2,228	7,922	(72)%
Other expenses (income), net	(522)	(1,402)	(63)%
Total corporate expenses and other income	333,646	332,276	—%

Income before income taxes	342,776	292,849	17%

Provision for income taxes	83,961	73,548	14%

Net income	$258,815	$219,301	18%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 17 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses decreased 2% to $173.2 million during 2024 compared to $176.3 million during 2023. As a percentage of revenue, administrative expenses decreased to 5% during 2024 compared to 6% during 2023.

Depreciation and amortization decreased 11% to $52.8 million during 2024 compared to $59.2 million during 2023, primarily due to a scheduled $6.9 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 13% to $105.2 million during 2024 compared to $93.2 million for 2023, primarily due to higher average total long-term debt balances outstanding. See Note 11 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 72% to $2.2 million during 2024 compared to $7.9 million during 2023, reflecting a decreased level of acquisition activity in 2024 compared to 2023.

Consolidated effective income tax rates for 2024 and 2023 were 24.5% and 25.1%, respectively. The decrease in the effective tax rate was primarily due to an increase in U.S.-sourced income as a result of the U.S. store acquisition activity since the beginning of 2023, which is taxed at a lower rate than the Latin American countries in which the Company operates. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Capital Requirements

The Company’s primary capital requirements include:

•The expansion of pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions of pawn stores and purchases of underlying real estate at existing locations;
•The expansion of retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
•The return of capital to shareholders through dividends and stock repurchases.

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

During 2024, the Company acquired 28 pawn stores in the U.S., acquired 10 pawn stores in Mexico and acquired one pawn license that was used to open a new pawn store in the state of Nevada for a cumulative purchase price of $107.6 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During 2024, the Company also opened 60 new locations in Latin America and one location in the U.S. The combined investment in leasehold improvements and other fixed assets for these new locations totaled $19.3 million.

For 2025, the Company expects to continue adding store locations through new (“de novo”) store openings and acquisitions. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 58 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $86.1 million during 2024.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business primarily by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes. In addition to utilizing cash flows generated from its own operations to fund expected 2025 growth, AFF has access to the additional sources of liquidity described below if needed to fund further expansion activities.

Return of Capital to Shareholders

In January 2025, the Company’s Board declared a $0.38 per share first quarter cash dividend on common shares outstanding, or an aggregate of $17.0 million based on the December 31, 2024 share count, to be paid on February 28, 2025 to stockholders of record as of February 14, 2025. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During 2024, the Company repurchased a total of 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. During 2023, the Company repurchased 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on certain share repurchases enacted under the inflation Reduction Act of 2022. The Company incurred $0.9 million and $1.1 million of excise taxes during 2024 and 2023, respectively.

In July 2023, the Board authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of December 31, 2024, the Company’s primary sources of liquidity were $175.1 million in cash and cash equivalents and $528.9 million of available and unused funds under the Company's revolving unsecured credit facilities, subject to certain financial covenants (see Note 11 of Notes to Consolidated Financial Statements). The Company had working capital of $1,064.3 million as of December 31, 2024.

The Company’s cash and cash equivalents as of December 31, 2024 included $70.9 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash flow provided by operating activities	$539,958	$416,142	$469,305
Cash flow used in investing activities	(441,591)	(462,332)	(336,443)
Cash flow (used in) provided by financing activities	(38,193)	51,313	(139,273)

	As of December 31,
	2024	2023	2022
Working capital	$1,064,344	$971,009	$835,133
Current ratio	4.1:1	3.9:1	3.8:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $123.8 million, or 30%, from $416.1 million for 2023 to $540.0 million for 2024 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $39.5 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $20.7 million, or 4%, from $462.3 million during 2023 to $441.6 million during 2024. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing pawn stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $68.2 million for furniture, fixtures, equipment and improvements and $86.1 million for discretionary pawn store real property purchases during 2024 compared to $60.1 million and $70.5 million in 2023, respectively. The Company paid $76.0 million in cash related to pawn store acquisitions during 2024 compared to $181.3 million during 2023. The Company funded a net increase in pawn loans of $72.0 million during 2024 and $35.0 million during 2023. The Company funded a net increase in finance receivables of $139.3 million during 2024 and $115.4 million during 2023.

Cash Flow Used in Financing Activities

Net cash provided by financing activities decreased $89.5 million, or 174%, from net cash provided by financing activities of $51.3 million during 2023 to net cash used in financing activities of $38.2 million during 2024. Net payments on the credit facilities were $370.0 million during 2024 compared to net borrowings of $230.3 million during 2023. During 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $10.4 million during 2024 compared to $0.3 million during 2023. The Company funded $85.0 million for share repurchases and paid dividends of $65.8 million during 2024, compared to funding $114.4 million of share repurchases and dividends paid of $61.9 million during 2023. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during 2024 of $7.0 million compared to $2.5 million during 2023.

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

The Company has certain leases in Mexico which are denominated in U.S. dollars. The lease liability of these U.S.-dollar-denominated leases, which is considered a monetary liability, is remeasured into Mexican pesos using current period exchange rates, resulting in the recognition of foreign currency exchange gains or losses. The Company has adjusted the applicable financial measures to exclude these remeasurement gains or losses (1) because they are non-cash, non-operating items that could create volatility in the Company’s consolidated results of operations due to the magnitude of the end of period lease liability being remeasured and (2) to improve comparability of current periods presented with prior periods.

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

The following table provides a reconciliation between net income and diluted earnings per share, calculated in accordance with GAAP, to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
	In Thousands	In Thousands	In Thousands	Per Share	Per Share	Per Share
Net income and diluted earnings per share, as reported	$258,815	$219,301	$253,495	$5.73	$4.80	$5.36
Adjustments, net of tax:
Merger and acquisition expenses	1,706	6,089	2,878	0.04	0.13	0.06
Non-cash foreign currency loss (gain) related to lease liability	2,627	(1,778)	(930)	0.06	(0.04)	(0.02)
AFF purchase accounting and other adjustments	38,289	54,341	82,432	0.85	1.19	1.74
Gain on revaluation of contingent acquisition consideration	—	—	(90,035)	—	—	(1.91)
Other expenses (income), net	1,243	(1,079)	(2,103)	0.02	(0.02)	(0.04)
Adjusted net income and diluted earnings per share	$302,680	$276,874	$245,737	$6.70	$6.06	$5.19

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

	Year Ended December 31,
	2024	2023	2022
Net income	$258,815	$219,301	$253,495
Income taxes	83,961	73,548	70,138
Depreciation and amortization (1)	104,941	109,161	103,832
Interest expense	105,226	93,243	70,708
Interest income	(1,935)	(1,469)	(1,313)
EBITDA	551,008	493,784	496,860
Adjustments:
Merger and acquisition expenses	2,228	7,922	3,739
Non-cash foreign currency loss (gain) related to lease liability	3,755	(2,540)	(1,329)
AFF purchase accounting and other adjustments (2)	—	13,968	50,354
Gain on revaluation of contingent acquisition consideration	—	—	(109,549)
Other expenses (income), net	1,446	(1,402)	(2,731)
Adjusted EBITDA	$558,437	$511,732	$437,344

(1)Includes $49.7 million, $56.6 million and $56.7 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for 2024, 2023 and 2022, respectively.

(2)The following table details AFF purchase accounting and other adjustments (in thousands):

	Year Ended December 31,
	2024	2023	2022
	Pre-tax	Pre-tax	Pre-tax
Amortization of fair value adjustment on acquired finance receivables	$—	$—	$42,657
Amortization of fair value adjustment on acquired leased merchandise	—	—	7,697
Other non-recurring costs included in administrative expenses related to a discontinued finance product	—	13,968	—
Total AFF purchase accounting and other adjustments	$—	$13,968	$50,354

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

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities	$539,958	$416,142	$469,305
Cash flow from investing activities:
Pawn loans, net (1)	(71,999)	(34,978)	(35,817)
Finance receivables, net	(139,314)	(115,442)	(85,353)
Purchases of furniture, fixtures, equipment and improvements	(68,245)	(60,148)	(35,586)
Free cash flow	260,400	205,574	312,549
Merger and acquisition expenses paid, net of tax benefit	1,706	6,089	2,878
Adjusted free cash flow	$262,106	$211,663	$315,427

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

Additionally, the following table provides reconciliations of total revenue and total net revenue, presented in accordance with GAAP, to adjusted total revenue and adjusted net revenue, which excludes the impacts of purchase accounting (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue, as reported	$3,388,514	$3,151,796	$2,728,942
AFF purchase accounting and other adjustments (1)	—	—	42,657
Adjusted total revenue	$3,388,514	$3,151,796	$2,771,599

Total net revenue, as reported	$1,629,532	$1,507,239	$1,264,586
AFF purchase accounting and other adjustments (1)	—	—	50,354
Adjusted total net revenue	$1,629,532	$1,507,239	$1,314,940

(1)As a result of purchase accounting, AFF’s as reported amount for 2022 contains significant fair value adjustments. The adjusted amount for 2022 excludes these fair value purchase accounting adjustments.

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	2024		2023		2022
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.3	(20)%	16.9	13%	19.4
Twelve months ended	18.3	(3)%	17.8	11%	20.1

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	1%	7.8	1%	7.9
Twelve months ended	7.8	—%	7.8	(1)%	7.7

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,409	(15)%	3,822	21%	4,810
Twelve months ended	4,071	6%	4,328	(2)%	4,253

Effects of Inflation

While the impacts of inflation have been widely reported and may be ongoing into the foreseeable future, the Company does not believe inflation had a material effect on the Company’s overall results of operations in 2024. Depending on the severity and persistence of these inflationary pressures, the Company could see a negative impact on its customers’ ability to pay for its goods and services, including an impact on the collectability of its accounts receivable, which could result in increased charge-offs of AFF’s finance receivables and leased merchandise as well as increases in wages and other operating costs. However, inflationary economic environments could also benefit the Company by increasing customer demand for value-priced products, lending services in its pawn stores and demand for POS payment solutions provided by AFF.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry, as are most of the wholesale scrap jewelry sales. At December 31, 2024, the Company held approximately $174.0 million in jewelry inventories, which were primarily gold, representing 52% of total inventory. In addition, approximately $336.6 million, or 65%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2024, approximately $602.8 million, or 40%, was from jewelry sales. During 2024, the average market price of gold increased by 23% from $1,942 to $2,385 per ounce. The price of gold at December 31, 2024 was $2,609 per ounce compared to $2,078 at December 31, 2023. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers if forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

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

On a dollar-translated basis, Latin America revenues and cost of revenues accounted for 24% and 22%, respectively, of consolidated amounts for the year ended December 31, 2024. The majority of Latin America revenues and expenses are denominated in currencies other than the U.S. dollar, and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso, and, to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its Latin America pawn operations as expressed in U.S. dollars. For the year ended December 31, 2024, the Company’s Latin America revenues and pre-tax operating income would have been approximately $21.3 million and $3.6 million higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for further discussion of Latin America constant currency results.

The Company does not use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued Latin America expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2024 was 18.3 to 1 compared to 17.8 to 1 in 2023 and 20.1 to 1 in 2022. A one-point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2024 annual earnings by approximately $3.4 million. The impact of foreign exchange rates in Guatemala and Colombia is not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk for its long-term unsecured lines of credit. At December 31, 2024, the Company had $198.0 million outstanding under its U.S. revolving line of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over SOFR or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and repriced with any changes in SOFR or TIIE. Based on the $198.0 million in outstanding borrowings at December 31, 2024, a 1% (100 basis points) increase in interest rates would have increased the Company’s annual interest expense by approximately $2.0 million for 2024.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2024, the fair value of the Company’s fixed rate debt was approximately $1,503.0 million and the outstanding principal of the Company’s fixed rate debt was $1,550.0 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2024 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM US LLP’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash Holdings, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements and our report dated February 3, 2025 expressed an unqualified opinion.

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
February 3, 2025

Item 9B. Other Information

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” and “Corporate Governance, Board Matters and Director Compensation” contained in the Company’s Proxy Statement, to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”).

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

The Company has adopted an Insider Trading Policy (“Insider Trading Policy”) that governs the purchase, sale, and other dispositions of Company securities by its directors, officers, and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. The Insider Trading Policy states, among other things, that the Company’s directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2025 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020
4.3	First Supplemental Indenture, dated November 17, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A.	8-K	001-10960	4.1	12/07/2021
4.4	Indenture, dated as of December 13, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A. (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	12/13/2021
4.5	Indenture, dated as of February 21, 2024, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	02/21/2024
4.6	Description of Securities					X
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017
10.7	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.8	Employment Agreement, dated July 30, 2018, between Raul Ramos and FirstCash, Inc. *	10-Q	001-10960	10.1	08/01/2018
10.9	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.10	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.11	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.12	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	11/10/2020
10.13	Fifth Amendment to Amended and Restated Credit Agreement, dated December 8, 2021, by and among FirstCash, Inc., the guarantors and lenders listed herein and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/13/2021
10.14	Assignment and Assumption Agreement, dated December 16, 2021, between FirstCash, Inc. and FirstCash Holdings, Inc.	8-K12B	001-10960	10.1	12/16/2021
10.15	Registration Rights Agreement, dated as of December 17, 2021, by and among FirstCash Holdings, Inc. and certain seller parties thereto	8-K	001-10960	10.1	12/17/2021
10.16	Employment Agreement, dated February 25, 2022, between Rick L. Wessel and FirstCash Holdings, Inc. *	10-K	001-10960	10.17	02/28/2022
10.17	Employment Agreement, dated February 25, 2022, between T. Brent Stuart and FirstCash Holdings, Inc. *	10-K	001-10960	10.18	02/28/2022
10.18	Employment Agreement, dated February 25, 2022, between R. Douglas Orr and FirstCash Holdings, Inc. *	10-K	001-10960	10.19	02/28/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19	Employment Agreement, dated February 25, 2022, between Howard F. Hambleton and FirstCash Holdings, Inc. *	10-K	001-10960	10.20	02/28/2022
10.20	Sixth Amendment to Amended and Restated Credit Agreement, dated August 30, 2022, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	08/31/2022
10.21	Seventh Amendment to Amended and Restated Credit Agreement, dated October 18, 2023, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	10-Q	001-10960	10.1	10/30/2023
10.22	Employment Agreement, dated April 2, 2024, between Daniel R. Feehan and FirstCash Holdings, Inc. *	10-Q	001-10960	10.1	04/29/2024
10.23	Eighth Amendment to Amended and Restated Credit Agreement, dated August 8, 2024, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent *	8-K	001-10960	10.1	08/09/2024
19.1	Insider Trading Policy, dated April 26, 2023 *					X
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
97.1	FirstCash Holdings, Inc. Compensation Recoupment Policy (effective October 25, 2023) *	10-K	001-10960	97.1	02/05/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 3, 2025	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 3, 2025

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2025

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 3, 2025

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 3, 2025

/s/ MARTHEA DAVIS Marthea Davis	Director	February 3, 2025

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 3, 2025

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 3, 2025

/s/ JAMES H. GRAVES James H. Graves	Director	February 3, 2025

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 3, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loan losses—finance receivables
As described in Notes 2 and 7 to the consolidated financial statements, the Company established an allowance for loan losses on its finance receivables of $117.0 million as of December 31, 2024, which was estimated using the Company’s expected lifetime loss model. Loan losses on finance receivables were estimated and recognized upon purchase of the receivable, based on expected loan losses for the full contractual life of the finance receivable. The Company’s expected lifetime loss model segmented the finance receivable population into monthly pools of receivable origination vintages by loan product and estimated the allowance for loan losses by applying modeled loss rates derived from historical loss information. The Company then adjusted the historical loss information for observable and forecasted economic conditions and qualitative factors to address recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for loan losses on finance receivables was subjective and required management to make significant judgements related to the selection and application of modeled loss rates, the incorporation of observable and forecasted economic conditions, and adjustments to address recent and forecasted business trends. We identified the allowance for loan losses on finance receivable portfolios as a critical audit matter as auditing the judgements surrounding the selection of modeled loss rates, incorporation of observable and forecasted economic conditions, and adjustments to address recent and forecasted business trends, was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for loan losses on finance receivables, specifically the selection and application of modeled loss rates and adjustments to address recent and forecasted business trends, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for loan losses, including the application of modeled loss rates, observable and forecasted economic conditions and qualitative factors and tested such controls for design and operating effectiveness, including controls related to management’s review of the observable and forecasted economic conditions, qualitative factors and application of modeled loss rates and approval of the allowance for loan losses calculation.
•We tested the completeness and accuracy of data inputs into the expected lifetime loss model, including historical monthly origination balances and loss rates, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of modeled loss rates and adjustments to address recent and forecasted business trends, including delinquency rates, for reasonableness by comparing to internal source data.

Allowance for lease losses—leased merchandise
As described in Notes 2 and 8 to the consolidated financial statements, the Company established an allowance for lease losses on its portfolio of leased merchandise of $80.3 million as of December 31, 2024, representing estimated losses expected on its lease agreements. The Company estimated this allowance based on historical loss experience and gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for lease losses on leased merchandise was subjective and required management to make significant judgements related to the selection and application of historical loss experience and adjustments for recent and forecasted business trends. We identified the allowance for lease losses on leased merchandise as a critical audit matter as auditing the judgements surrounding the selection and application of historical loss experience and adjustments for recent and forecasted business trends was complex and required a high degree of auditor judgement and subjectivity.

Our audit procedures related to the Company’s allowance for lease losses on leased merchandise, specifically the selection and application of historical loss experience and adjustments for recent and forecasted business trends, included the following, among others:

•We obtained an understanding of the relevant controls related to the allowance for lease losses, including the adjustments for recent and forecasted business trends and application of historical loss experience, and tested such controls for design and operating effectiveness, including controls related to management’s review of the adjustments for recent and forecasted business trends and application of historical loss experience and approval of the allowance for lease losses calculation.
•We tested the completeness and accuracy of data inputs into the allowance for lease losses model, including historical loss experience, by tracing to internal source documents.
•We evaluated key assumptions and judgements surrounding the selection of historical loss experience and adjustments for recent and forecasted business trends for reasonableness by comparing to internal source data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 3, 2025

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$175,095	$127,018
Accounts receivable, net	73,325	71,922
Pawn loans	517,867	471,846
Finance receivables, net	147,501	113,901
Inventories	334,580	312,089
Leased merchandise, net	128,437	171,191
Prepaid expenses and other current assets	26,943	38,634
Total current assets	1,403,748	1,306,601

Property and equipment, net	717,916	632,724
Operating lease right of use asset	324,646	328,458
Goodwill	1,787,172	1,727,652
Intangible assets, net	228,858	277,724
Other assets	9,934	10,242
Deferred tax assets, net	4,712	6,514
Total assets	$4,476,986	$4,289,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$171,540	$163,050
Customer deposits and prepayments	72,703	70,580
Lease liability, current	95,161	101,962
Total current liabilities	339,404	335,592

Revolving unsecured credit facilities	198,000	568,000
Senior unsecured notes	1,531,346	1,037,647
Deferred tax liabilities, net	128,574	136,773
Lease liability, non-current	225,498	215,485
Total liabilities	2,422,822	2,293,497

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
57,547 and 57,322 shares issued, respectively;
44,752 and 45,108 shares outstanding, respectively	575	573
Additional paid-in capital	1,767,569	1,741,046
Retained earnings	1,411,083	1,218,029
Accumulated other comprehensive loss	(129,596)	(43,037)
Common stock held in treasury, 12,795 and 12,214 shares at cost, respectively	(995,467)	(920,193)
Total stockholders’ equity	2,054,164	1,996,418
Total liabilities and stockholders’ equity	$4,476,986	$4,289,915

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Retail merchandise sales	$1,507,096	$1,381,272	$1,261,136
Pawn loan fees	737,126	658,536	561,390
Leased merchandise income	766,241	752,682	622,163
Interest and fees on finance receivables	245,891	233,818	181,280
Wholesale scrap jewelry sales	132,160	125,488	102,973
Total revenue	3,388,514	3,151,796	2,728,942

Cost of revenue:
Cost of retail merchandise sold	909,685	832,393	764,553
Depreciation of leased merchandise	433,306	411,455	353,495
Provision for lease losses	163,395	175,858	139,502
Provision for loan losses	143,827	123,030	118,502
Cost of wholesale scrap jewelry sold	108,769	101,821	88,304
Total cost of revenue	1,758,982	1,644,557	1,464,356

Net revenue	1,629,532	1,507,239	1,264,586

Expenses and other income:
Operating expenses	900,978	832,149	728,909
Administrative expenses	173,199	176,315	147,943
Depreciation and amortization	104,941	109,161	103,832
Interest expense	105,226	93,243	70,708
Interest income	(1,935)	(1,469)	(1,313)
Loss (gain) on foreign exchange	2,641	(1,529)	(585)
Merger and acquisition expenses	2,228	7,922	3,739
Gain on revaluation of contingent acquisition consideration	—	—	(109,549)
Other expenses (income), net	(522)	(1,402)	(2,731)
Total expenses and other income	1,286,756	1,214,390	940,953

Income before income taxes	342,776	292,849	323,633

Provision for income taxes	83,961	73,548	70,138

Net income	$258,815	$219,301	$253,495

Earnings per share:
Basic	$5.76	$4.82	$5.37
Diluted	5.73	4.80	5.36

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$258,815	$219,301	$253,495
Other comprehensive income (loss):
Currency translation adjustment	(86,559)	63,536	24,726
Comprehensive income	$172,256	$282,837	$278,221

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2023	57,322	$573	$1,741,046	$1,218,029	$(43,037)	12,214	$(920,193)	$1,996,418
Shares issued under share-based compensation plan, net of 59 shares net-settled	—	—	(17,583)	—	—	(140)	10,576	(7,007)
Shares issued upon acquisition of pawn stores	225	2	29,320	—	—	—	—	29,322
Share-based compensation expense	—	—	14,786	—	—	—	—	14,786
Net income	—	—	—	258,815	—	—	—	258,815
Cash dividends ($1.46 per share)	—	—	—	(65,761)	—	—	—	(65,761)
Currency translation adjustment	—	—	—	—	(86,559)	—	—	(86,559)
Purchases of treasury stock, including excise tax	—	—	—	—	—	721	(85,850)	(85,850)
As of 12/31/2024	57,547	$575	$1,767,569	$1,411,083	$(129,596)	12,795	$(995,467)	$2,054,164

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$258,815	$219,301	$253,495
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	433,306	411,455	353,495
Provision for lease losses	163,395	175,858	139,502
Provision for loan losses	143,827	123,030	118,502
Share-based compensation expense	14,786	13,674	10,853
Depreciation and amortization expense	104,941	109,161	103,832
Amortization of debt issuance costs	3,638	2,795	2,962
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(38,113)	(17,995)	44,378
Gain on revaluation of contingent acquisition consideration	—	—	(109,549)
Impairments and dispositions of certain other assets	1,734	496	1,722
Deferred income taxes, net	(7,417)	(13,103)	42,488
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(3,411)	(8,660)	(1,217)
Inventories purchased directly from customers, wholesalers or manufacturers	(9,723)	1,806	(3,141)
Leased merchandise, net	(553,947)	(605,202)	(502,355)
Prepaid expenses and other assets	1,995	(3,458)	(3,419)
Accounts payable, accrued liabilities and other liabilities	17,907	22,418	19,993
Income taxes	8,225	(15,434)	(2,236)
Net cash flow provided by operating activities	539,958	416,142	469,305
Cash flow from investing activities:
Pawn loans, net (1)	(71,999)	(34,978)	(35,817)
Finance receivables, net	(139,314)	(115,442)	(85,353)
Purchases of furniture, fixtures, equipment and improvements	(68,245)	(60,148)	(35,586)
Purchases of store real property	(86,070)	(70,452)	(82,902)
Portion of AFF acquisition paid in cash, net of cash acquired	—	—	(25,000)
Acquisitions of pawn stores, net of cash acquired	(75,963)	(181,312)	(71,785)
Net cash flow used in investing activities	(441,591)	(462,332)	(336,443)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	445,000	646,334	286,000
Repayments of unsecured credit facilities	(815,000)	(416,026)	(206,000)
Issuance of senior unsecured notes	500,000	—	—
Debt issuance costs paid	(10,425)	(279)	(1,838)
Purchases of treasury stock	(85,000)	(114,378)	(157,864)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(7,007)	(2,463)	—
Dividends paid	(65,761)	(61,875)	(59,571)
Net cash flow (used in) provided by financing activities	(38,193)	51,313	(139,273)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2024	2023	2022
Effect of exchange rates on cash	(12,097)	4,565	3,695
Change in cash and cash equivalents	48,077	9,688	(2,716)
Cash and cash equivalents at beginning of the year	127,018	117,330	120,046
Cash and cash equivalents at end of the year	$175,095	$127,018	$117,330

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$91,176	$90,278	$52,891
Income taxes	85,424	102,163	30,069

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$599,978	$529,429	$502,964
Issuance of common stock associated with an acquisition of certain pawn stores	29,322	—	—

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

FirstCash Holdings, Inc. (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company operates two business lines: pawn operations and retail POS payment solutions, which are organized into three reportable segments. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia, while the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia. The retail POS payment solutions segment consists of the operations of AFF in the U.S. and Puerto Rico.

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

The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which it acquired in 2021. AFF focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

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

Cash and cash equivalents — The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2024, the amount of cash associated with indefinitely reinvested foreign earnings was $70.9 million, which is primarily held in Mexican pesos.

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

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Accrued interest, net of an allowance for uncollectible interest income, is included in accounts receivable, net in the accompanying consolidated balance sheets and as of December 31, 2024 and 2023 was $10.0 million and $12.8 million, respectively. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

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

Foreign currency transactions — The Company has pawn operations in Latin America, where in Mexico, Guatemala and Colombia, the functional currency is the Mexican peso, Guatemalan quetzal and Colombian peso. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S.-dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala and Colombia are included in loss (gain) on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has pawn operations in El Salvador where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2024 was 18.3 to 1 compared to 17.8 to 1 in 2023 and 20.1 to 1 in 2022. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2024 was 7.8 to 1 compared to 7.8 to 1 in 2023 and 7.7 to 1 in 2022. The average value of the Colombian peso to the U.S. dollar exchange rate for 2024 was 4,071 to 1 compared to 4,328 to 1 in 2023 and 4,253 to 1 in 2022.

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

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn and retail POS payment solutions. The Company may assess goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology, or at the Company’s option, it may proceed directly to the quantitative impairment testing methodology for a reporting unit. See Note 14.

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

Long-lived assets — Property and equipment, intangible assets subject to amortization and non-current assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows (undiscounted and before interest and income taxes) from the use of the asset is less than the net book value of the asset. Generally, the amount of the impairment loss is measured as the difference between the net book value of the asset and the estimated fair value of the related asset.

The Company did not record any material impairment loss for the years ended December 31, 2024 and 2023.

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

Advertising — The Company expenses the costs of advertising when incurred. Advertising expense for the years ended December 31, 2024, 2023 and 2022, was $3.7 million, $4.3 million and $4.1 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$258,815	$219,301	$253,495

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,965	45,452	47,213
Effect of dilutive securities:
Restricted stock unit awards	203	241	117
Weighted-average common shares for calculating diluted earnings per share	45,168	45,693	47,330

Earnings per share:
Basic	$5.76	$4.82	$5.37
Diluted	5.73	4.80	5.36

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

Recent accounting pronouncements — In October 2023, the FASB issued ASU No 2023-06, “ Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

In November 2023, the FASB issued ASU No 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-07 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures. See Note 17.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively with the option for retrospective application for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations or financial statement disclosures.

NOTE 3 - ACQUISITIONS

2024 Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in selected markets, during 2024, the Company acquired 28 pawn stores in the U.S. in five separate transactions, 10 pawn stores in Mexico in a separate transaction and acquired one pawn license that was used to open one new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $107.6 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $75.0 million in cash paid during 2024, $29.3 million in stock consideration and remaining short-term amounts payable to certain of the sellers of $3.3 million. During 2024, the Company also paid $1.0 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price for these individually immaterial pawn store acquisitions during 2024 (the “2024 Pawn Acquisitions”) is as follows (in thousands):

2024 Pawn Acquisitions
Pawn loans	$12,855
Accounts receivable	973
Inventories	9,570
Prepaid expenses and other current assets	5
Property and equipment	736
Operating lease right of use asset	13,258
Goodwill (1)	84,887
Intangible assets	1,280
Current liabilities	(2,674)
Lease liability	(13,258)
Aggregate purchase price	$107,632

(1)Goodwill associated with the U.S. pawn segment and the Latin America pawn segment was $82.4 million and $2.5 million, respectively. Substantially all of the goodwill is expected to be deductible for respective U.S. and Mexico income tax purposes.

The results of operations for the 2024 Pawn Acquisitions have been consolidated since the respective acquisition dates. During 2024, revenue from the 2024 Pawn Acquisitions was $36.1 million and the earnings from the 2024 Pawn Acquisitions since the acquisition dates (including $1.7 million of transaction costs, net of tax) was approximately $7.2 million. Transaction costs associated with the 2024 Pawn Acquisitions were expensed as incurred and are presented in the consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting and other related third-party costs. Unaudited pro forma financial information reflecting the consolidated results of operations of the Company as if the 2024 Pawn Acquisitions had occurred on January 1, 2023 has not been presented as the 2024 Pawn Acquisitions were not significant in relation to the Company’s consolidated financial position or results of operations.

2023 Pawn Acquisitions

During 2023, the Company acquired 91 pawn stores in the U.S. in eight separate transactions and acquired two pawn licenses that were used to open two new pawn stores in the state of Nevada. The aggregate purchase price for these acquisitions totaled $178.6 million, net of cash acquired. The aggregate purchase price was composed of $178.0 million in cash paid at closing, which included the repayment and extinguishment of $59.7 million of debt of the acquired businesses at closing and remaining short-term amounts payable to certain of the sellers of approximately $0.6 million.

NOTE 4 - OPERATING LEASES

Lessor

Refer to Note 2 to the consolidated financial statements for further information about the Company’s revenue generating activities as a lessor. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases approximately 67% of its U.S. pawnshop locations, the majority of its Latin America pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2024, 2023 and 2022 was 4.1 years, 3.9 years and 4.1 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2024, 2023 and 2022 was 8.5%, 8.0% and 6.5%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $3.8 million, gain of $2.5 million and gain of $1.3 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to the remeasurement of these U.S.-dollar-denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$146,091	$141,831	$128,174
Variable lease expense (1)	19,705	18,618	16,979
Total operating lease expense	$165,796	$160,449	$145,153

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2024 (in thousands):

2025	$118,142
2026	96,599
2027	69,476
2028	47,702
2029	24,327
Thereafter	26,311
Total	$382,557
Less amount of lease payments representing interest	(61,898)
Total present value of lease payments	$320,659

The following table details supplemental cash flow information related to operating leases for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$131,991	$124,584	$116,225
Leased assets obtained in exchange for new operating lease liabilities	130,964	110,819	95,132

NOTE 5 - STOCKHOLDERS' EQUITY

During 2024, the Company repurchased a total of 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.9 million of excise taxes during 2024. During 2023, the Company repurchased 1,248,000 shares of common stock at an aggregate cost of $114.4 million and an average cost per share of $91.58.

The 2024 shares were repurchased by the Company in a privately negotiated transaction with AFF Services, Inc. AFF Services, Inc. is partially owned and 100% controlled by the Douglas R. Rippel Revocable Trust (the "Trust"). Douglas R. Rippel, a member of the Company’s board of directors at the time of the transaction, is a co-trustee of the Trust and an indirect beneficial owner of the shares held by AFF Services, Inc. The $117.90 per share purchase price represented a discount to the average closing sale price of the Company's common stock for the three, five and ten days ended May 22, 2024.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $115.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid in 2024 and 2023 were $65.8 million and $61.9 million, respectively. The amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during 2024 and 2023.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of December 31, 2024 and 2023 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$175,095	$175,095	$175,095	$—	$—
Accounts receivable, net	73,325	73,325	—	—	73,325
Pawn loans	517,867	517,867	—	—	517,867
Finance receivables, net (1)	147,501	296,526	—	—	296,526
	$913,788	$1,062,813	$175,095	$—	$887,718

Financial liabilities:
Revolving unsecured credit facilities	$198,000	$198,000	$—	$198,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,503,000	—	1,503,000	—
	$1,748,000	$1,701,000	$—	$1,701,000	$—

(1)Finance receivables, gross as of December 31, 2024 was $294.2 million. See Note 7.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2023	2023	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$127,018	$127,018	$127,018	$—	$—
Accounts receivable, net	71,922	71,922	—	—	71,922
Pawn loans	471,846	471,846	—	—	471,846
Finance receivables, net (1)	113,901	227,732	—	—	227,732
	$784,687	$898,518	$127,018	$—	$771,500

Financial liabilities:
Revolving unsecured credit facilities	$568,000	$568,000	$—	$568,000	$—
Senior unsecured notes (outstanding principal)	1,050,000	987,000	—	987,000	—
	$1,618,000	$1,555,000	$—	$1,555,000	$—

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

The carrying value of the unsecured credit facilities approximate fair value as of December 31, 2024 and 2023. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on SOFR or TIIE and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

NOTE 7 - FINANCE RECEIVABLES, NET

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of December 31,
	2024	2023
Finance receivables, gross	$294,166	$227,474
Merchant partner discounts and premiums, net	(22,833)	(11,907)
Unearned origination fees	(6,827)	(5,212)
Finance receivables, amortized cost	264,506	210,355
Less allowance for loan losses	(117,005)	(96,454)
Finance receivables, net	$147,501	$113,901

The following table details the changes in the allowance for loan losses (in thousands):

	As of December 31,
	2024	2023
Balance at beginning of year	$96,454	$84,833
Provision for loan losses	143,827	123,030
Charge-offs	(130,812)	(117,961)
Recoveries	7,536	6,552
Balance at end of year	$117,005	$96,454

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of December 31, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	Total
As of December 31, 2024
Delinquency:
1 to 30 days past due	$24,186	$2,728	$—	$26,914
31 to 60 days past due	13,502	1,896	—	15,398
61 to 89 days past due (1)	9,584	1,653	—	11,237
Total past due finance receivables	47,272	6,277	—	53,549
Current finance receivables	191,983	18,974	—	210,957
Finance receivables, amortized cost	$239,255	$25,251	$—	$264,506

	Origination Year
	2023	2022	2021	Total
As of December 31, 2023
Delinquency:
1 to 30 days past due	$20,538	$2,771	$—	$23,309
31 to 60 days past due	10,892	1,627	—	12,519
61 to 89 days past due (1)	8,634	1,565	—	10,199
Total past due finance receivables	40,064	5,963	—	46,027
Current finance receivables	147,213	17,115	—	164,328
Finance receivables, amortized cost	$187,277	$23,078	$—	$210,355

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the year ended December 31, 2024 and 2023, by origination year (in thousands):

	Origination Year
	2024	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during 2024	$52,874	$71,483	$6,455	$—	$130,812
Gross charge-offs during 2023	$—	$51,597	$58,571	$7,793	$117,961

NOTE 8 - LEASED MERCHANDISE, NET

Leased merchandise, net, consists of the following (in thousands):

	As of December 31,
	2024	2023
Leased merchandise	$319,444	$384,129
Processing fees	(2,960)	(4,348)
Merchant partner discounts and premiums, net	493	2,501
Accumulated depreciation	(108,283)	(115,964)
Leased merchandise, before allowance for lease losses	208,694	266,318
Less allowance for lease losses	(80,257)	(95,127)
Leased merchandise, net	$128,437	$171,191

The following table details the changes in the allowance for lease losses (in thousands):

	As of December 31,
	2024	2023
Balance at beginning of year	$95,127	$79,189
Provision for lease losses	163,395	175,858
Charge-offs	(185,360)	(166,630)
Recoveries	7,095	6,710
Balance at end of year	$80,257	$95,127

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2024	2023
Land	$195,767	$161,788
Buildings	355,870	301,861
Furniture, fixtures, equipment and improvements	592,387	605,354
	1,144,024	1,069,003
Less accumulated depreciation	(426,108)	(436,279)
Property and equipment, net	$717,916	$632,724

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $54.8 million, $52.1 million and $46.8 million, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation	$52,094	$46,257
Accrued interest payable	34,855	24,443
Sales, property and payroll taxes payable	32,879	32,609
Trade accounts payable	31,136	26,502
Acquisition purchase price amounts payable to sellers	3,390	2,130
Benefits liabilities and withholding payable	1,931	3,373
Legal and professional fees payable	1,343	7,344
Income taxes payable	746	635
Other accrued liabilities	13,166	19,757
	$171,540	$163,050

NOTE 11 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2024	2023
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$198,000	$568,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—
Total revolving unsecured credit facilities	198,000	568,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	495,577	494,499
5.625% senior unsecured notes due 2030 (3)	544,130	543,148
6.875% senior unsecured notes due 2032 (4)	491,639	—
Total senior unsecured notes	1,531,346	1,037,647

Total long-term debt	$1,729,346	$1,605,647

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of December 31, 2024 and 2023, deferred debt issuance costs of $4.4 million and $5.5 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of December 31, 2024 and 2023, deferred debt issuance costs of $5.9 million and $6.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of December 31, 2024, deferred debt issuance costs of $8.4 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

As of December 31, 2024, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2024 are as follows (in thousands):

2025	$—
2026	—
2027	—
2028	500,000
2029	198,000
Thereafter	1,050,000
$1,748,000

Revolving Unsecured Credit Facility

During the period from January 1, 2024 through August 8, 2024, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $640.0 million, which was scheduled to mature on August 30, 2027. The Credit Facility charged interest, at the Company’s option, of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% and a fixed SOFR adjustment of 0.1% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

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

The Credit Facility, as amended by the 2024 Amendment, now bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

As of December 31, 2024, the Company had $198.0 million in outstanding borrowings and $2.7 million in outstanding letters of credit under the Credit Facility, leaving $499.3 million available for future borrowings, subject to certain financial covenants. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2024 was 6.86% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2024. During 2024, the Company made net payments of $370.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of December 31, 2024, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2024. As of December 31, 2024, the Company had no amount outstanding under the Mexico Credit Facility and $29.6 million ($600.0 million pesos) available for future borrowings.

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

The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes (the “2028 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

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

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes (the “2030 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes (the “2032 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2024, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2024, 2023 and 2022 consist of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes (1):
Domestic	$280,685	$217,502	$253,560
Foreign	62,091	75,347	70,073
Income before income taxes	$342,776	$292,849	$323,633

Current income taxes:
U.S. Federal	$66,338	$53,217	$23,034
Foreign	14,988	18,683	15,444
U.S. state and local	10,012	15,124	3,421
Current provision for income taxes	91,338	87,024	41,899

Deferred provision (benefit) for income taxes:
U.S. Federal	(7,571)	(6,253)	26,732
Foreign	822	1,475	(458)
U.S. state and local	(628)	(8,698)	1,965
Total deferred provision for income taxes	(7,377)	(13,476)	28,239

Provision for income taxes	$83,961	$73,548	$70,138

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties, management fees and interest, between domestic and foreign subsidiaries.

At December 31, 2024, the cumulative amount of undistributed earnings of foreign subsidiaries was $259.3 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2023, the Company repatriated $31.0 million from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of certain subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments. For those subsidiaries where the company is not asserting indefinite reinvestment of the remaining undistributed earnings and future earnings, there are no deferred taxes which to record.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Property and equipment in foreign jurisdictions	$16,305	$18,761
Finance receivables	26,378	21,745
Accrued fees on forfeited pawn loans	8,998	8,866
Deferred cost of goods sold deduction	3,133	4,454
Accrued compensation, payroll taxes and employee benefits	3,833	4,509
U.S. state and certain foreign net operating losses	6,170	6,456
Other	4,973	5,100
Total deferred tax assets	69,790	69,891

Deferred tax liabilities:
Intangible assets	163,612	158,888
Leased merchandise and property and equipment in domestic jurisdictions	19,655	27,593
Net operating lease asset	825	2,702
Other	3,390	4,511
Total deferred tax liabilities	187,482	193,694

Net deferred tax liabilities before valuation allowance	(117,692)	(123,803)
Valuation allowance	(6,170)	(6,456)
Net deferred tax liabilities	$(123,862)	$(130,259)

Reported as:
Deferred tax assets	$4,712	$6,514
Deferred tax liabilities	(128,574)	(136,773)
Net deferred tax liabilities	$(123,862)	$(130,259)

The Company has a valuation allowance of $6.2 million and $6.5 million as of December 31, 2024 and 2023, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21%	21%	21%

Tax at the U.S. federal statutory rate	$71,983	$61,498	$67,963
U.S. state income tax, net of federal tax benefit of $1,592, $1,349 and $1,131, respectively	5,990	5,076	4,255
Non-deductible compensation expense	3,864	4,358	3,297
Net incremental income tax expense from foreign earnings (1)	2,736	4,373	272
Other taxes and adjustments, net	(612)	(1,757)	(1,069)
Benefit from gain on revaluation of contingent acquisition consideration	—	—	(4,580)
Provision for income taxes	$83,961	$73,548	$70,138

Effective tax rate	24.5%	25.1%	21.7%

(1)Includes a $6.0 million, $5.7 million and $8.0 million foreign permanent tax benefit related to an inflation index adjustment allowed under Mexico tax law for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company’s foreign pawn operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, Colombia and El Salvador are 30%, 25%, 35% and 30%, respectively.

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

As of December 31, 2024 and 2023, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2024, 2023 and 2022.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador, Jamaica and Puerto Rico, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2021. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2021. With respect to federal tax returns in Mexico, Guatemala, Colombia, El Salvador, Jamaica and Puerto Rico, the tax years prior to 2019 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador, Jamaica or Puerto Rico.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB’s lawsuit alleges violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. After an initial period of pre-trial activity, the case was stayed on November 4, 2022, pending the Supreme Court review of the Fifth Circuit's decision in Community Financial v. CFPB, where the Fifth Circuit held the CFPB’s funding mechanism was unconstitutional and its actions were void. The Supreme Court reversed that decision through an opinion issued on May 16, 2024. The stay of the CFPB case was lifted, and active litigation ensued. On November 7, 2024, the District Court denied the Company’s motion for partial summary judgement. The District Court has also ordered the parties to mediation. After an initial session, the mediation is currently postponed pending the leadership transition at the CFPB. Unless resolved by agreement, the Company intends to vigorously defend the action.

Gold Forward Sales Contracts

As of December 31, 2024, the Company had contractual commitments to deliver a total of 60,500 gold ounces between the months of January 2025 and June 2026 at a weighted-average price of $2,207 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2024	U.S. Pawn Segment	Latin America Pawn Segment	Retail POS Payment Solutions Segment	Total
Balance, beginning of year	$1,042,867	$198,580	$486,205	$1,727,652
Acquisitions (see Note 3)	82,359	2,528	—	84,887
Effect of foreign currency translation	—	(25,367)	—	(25,367)
Balance, end of year	$1,125,226	$175,741	$486,205	$1,787,172

December 31, 2023
Balance, beginning of year	$916,048	$179,128	$486,205	$1,581,381
Acquisitions (see Note 3)	127,239	—	—	127,239
Effect of foreign currency translation	—	19,452	—	19,452
Other adjustments	(420)	—	—	(420)
Balance, end of year	$1,042,867	$198,580	$486,205	$1,727,652

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2024 and 2023.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Merchant relationships	$194,000	$(92,916)	$101,084	$194,000	$(63,070)	$130,930
Developed technology	99,400	(60,468)	38,932	99,400	(40,588)	58,812
Customer relationships	27,656	(26,417)	1,239	28,250	(26,591)	1,659
	$321,056	$(179,801)	$141,255	$321,650	$(130,249)	$191,401

Merchant relationships and customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the existing AFF merchants and returning pawn customers.

The following table details the remaining weighted-average amortization periods for the definite-lived intangible assets included in the table above:

Weighted-Average Remaining Amortization Period (Years)
As of December 31, 2024
Merchant relationships	2.0
Developed technology	1.0
Customer relationships	1.8
Total definite-lived intangible assets	1.7

Amortization expense for definite-lived intangible assets was $50.1 million, $57.0 million and $57.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Estimated future amortization expense is as follows (in thousands):

2025	$48,488
2026	45,549
2027	24,544
2028	22,674
$141,255

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2024 and 2023 consist of the following (in thousands):

	As of December 31,
	2024	2023
Trade names	$46,300	$46,300
Pawn licenses (1)	41,303	40,023
	$87,603	$86,323

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2024 and 2023.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2024, 2,639,000 shares were reserved for future grants to all employees and directors under the plans.

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

The Company granted performance-based awards in 2024, 2023 and 2022 to certain executive officers. The performance period for these awards is the three-year cumulative period beginning on January 1 of the respective grant year. The performance goals for these grants include net income, adjusted for certain non-core and/or non-recurring items, AFF adjusted EBITDA and the Company’s total shareholder return relative to a peer group over the respective three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each respective performance period will result in awards being earned between 0% and 150% of the target share award.

The Company granted time-based awards in 2024, 2023 and 2022 to certain executive officers, directors and key employees of the Company which generally vest, subject to continued employment with the Company, over a one, three or five-year period from the grant date.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2024, 2023 and 2022 (shares in thousands):

	2024		2023		2022
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	369	$80.68	435	$67.38	383	$71.93
Performance-based grants (1)	102	114.77	107	91.76	120	69.78
Time-based grants	87	114.77	93	91.76	60	69.72
Performance-based vested	(114)	69.78	(211)	65.54	—	—
Time-based vested	(58)	78.01	(45)	69.97	(19)	70.33
Performance-based canceled	(6)	69.78	(10)	72.37	(109)	86.86
Time-based canceled	(4)	91.47	—	—	—	—
Outstanding at end of year	376	$101.98	369	$80.68	435	$67.38

(1)Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award.

Restricted stock unit awards vesting in 2024, 2023 and 2022 had an aggregate intrinsic value of $18.0 million, $20.6 million and $1.5 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $38.9 million at December 31, 2024.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to restricted stock unit awards (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross compensation expense of restricted stock unit awards	$14,786	$13,674	$10,853
Income tax benefit of restricted stock unit awards	(292)	(605)	(1,428)
Net compensation expense of restricted stock unit awards	$14,494	$13,069	$9,425

As of December 31, 2024, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $17.5 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.4 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The participant and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions were $5.1 million, $4.3 million and $4.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company considers its chief operating decision maker (“CODM”) to be a function shared by the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s CODM reviews key financial information, such as revenue growth, pawn loan metrics, lease and finance receivable metrics and operating margins, to budget, allocate resources, and assess performance of each segment. Based on an analysis of the reports the CODM regularly reviews, the Company has determined there are three reportable segments as follows:

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

The following tables present reportable segment information for the years ended December 31, 2024, 2023 and 2022 as well as segment earning assets (in thousands):

	Year Ended December 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$969,371	$541,787	$—	$(4,062)	(1)	$1,507,096
Pawn loan fees	505,262	231,864	—	—		737,126
Leased merchandise income	—	—	766,241	—		766,241
Interest and fees on finance receivables	—	—	245,891	—		245,891
Wholesale scrap jewelry sales	93,923	38,237	—	—		132,160
Total revenue	1,568,556	811,888	1,012,132	(4,062)		3,388,514

Cost of revenue:
Cost of retail merchandise sold	560,970	350,906	—	(2,191)	(1)	909,685
Depreciation of leased merchandise	—	—	434,915	(1,609)	(1)	433,306
Provision for lease losses	—	—	163,937	(542)	(1)	163,395
Provision for loan losses	—	—	143,827	—		143,827
Cost of wholesale scrap jewelry sold	77,683	31,086	—	—		108,769
Total cost of revenue	638,653	381,992	742,679	(4,342)		1,758,982

Net revenue	929,903	429,896	269,453	280		1,629,532

Expenses and other income:
Operating expenses	503,630	259,307	138,041	—		900,978
Administrative expenses	—	—	—	173,199		173,199
Depreciation and amortization	28,980	20,369	2,783	52,809		104,941
Interest expense	—	—	—	105,226		105,226
Interest income	—	—	—	(1,935)		(1,935)
Loss on foreign exchange	—	—	—	2,641		2,641
Merger and acquisition expenses	—	—	—	2,228		2,228
Other expenses (income), net	—	—	—	(522)		(522)
Total expenses and other income	532,610	279,676	140,824	333,646		1,286,756

Income (loss) before income taxes	$397,293	$150,220	$128,629	$(333,366)		$342,776

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$396,667	$121,200	$—	$—		$517,867
Finance receivables, net	—	—	147,501	—		147,501
Inventories	245,492	89,088	—	—		334,580
Leased merchandise, net	—	—	128,672	(235)	(1)	128,437
Goodwill	1,125,226	175,741	486,205	—		1,787,172
Total assets	2,683,078	637,721	959,476	196,711		4,476,986

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$854,190	$533,612	$—	$(6,530)	(1)	$1,381,272
Pawn loan fees	435,762	222,774	—	—		658,536
Leased merchandise income	—	—	752,682	—		752,682
Interest and fees on finance receivables	—	—	233,818	—		233,818
Wholesale scrap jewelry sales	78,571	46,917	—	—		125,488
Total revenue	1,368,523	803,303	986,500	(6,530)		3,151,796

Cost of revenue:
Cost of retail merchandise sold	490,544	345,309	—	(3,460)	(1)	832,393
Depreciation of leased merchandise	—	—	413,546	(2,091)	(1)	411,455
Provision for lease losses	—	—	177,418	(1,560)	(1)	175,858
Provision for loan losses	—	—	123,030	—		123,030
Cost of wholesale scrap jewelry sold	64,545	37,276	—	—		101,821
Total cost of revenue	555,089	382,585	713,994	(7,111)		1,644,557

Net revenue	813,434	420,718	272,506	581		1,507,239

Expenses and other income:
Operating expenses	451,543	243,146	137,460	—		832,149
Administrative expenses	—	—	—	176,315		176,315
Depreciation and amortization	25,585	21,350	3,030	59,196		109,161
Interest expense	—	—	—	93,243		93,243
Interest income	—	—	—	(1,469)		(1,469)
Gain on foreign exchange	—	—	—	(1,529)		(1,529)
Merger and acquisition expenses	—	—	—	7,922		7,922
Other expenses (income), net	—	—	—	(1,402)		(1,402)
Total expenses and other income	477,128	264,496	140,490	332,276		1,214,390

Income (loss) before income taxes	$336,306	$156,222	$132,016	$(331,695)		$292,849

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2023
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$344,152	$127,694	$—	$—		$471,846
Finance receivables, net	—	—	113,901	—		113,901
Inventories	221,843	90,246	—	—		312,089
Leased merchandise, net	—	—	171,706	(515)	(1)	171,191
Goodwill	1,042,867	198,580	486,205	—		1,727,652
Total assets	2,423,092	693,650	1,011,541	161,632		4,289,915

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$818,548	$447,523	$—	$(4,935)	(1)	$1,261,136
Pawn loan fees	373,416	187,974	—	—		561,390
Leased merchandise income	—	—	622,163	—		622,163
Interest and fees on finance receivables	—	—	181,280	—		181,280
Wholesale scrap jewelry sales	63,004	39,969	—	—		102,973
Total revenue	1,254,968	675,466	803,443	(4,935)		2,728,942

Cost of revenue:
Cost of retail merchandise sold	478,718	288,449	—	(2,614)	(1)	764,553
Depreciation of leased merchandise	—	—	354,104	(609)	(1)	353,495
Provision for lease losses	—	—	140,118	(616)	(1)	139,502
Provision for loan losses	—	—	118,502	—		118,502
Cost of wholesale scrap jewelry sold	54,893	33,411	—	—		88,304
Total cost of revenue	533,611	321,860	612,724	(3,839)		1,464,356

Net revenue (loss)	721,357	353,606	190,719	(1,096)		1,264,586

Expenses and other income:
Operating expenses	407,039	193,254	128,616	—		728,909
Administrative expenses	—	—	—	147,943		147,943
Depreciation and amortization	23,205	18,325	2,912	59,390		103,832
Interest expense	—	—	—	70,708		70,708
Interest income	—	—	—	(1,313)		(1,313)
Gain on foreign exchange	—	—	—	(585)		(585)
Merger and acquisition expenses	—	—	—	3,739		3,739
Gain on revaluation of contingent acquisition consideration	—	—	—	(109,549)		(109,549)
Other expenses (income), net	—	—	—	(2,731)		(2,731)
Total expenses and other income	430,244	211,579	131,528	167,602		940,953

Income (loss) before income taxes	$291,113	$142,027	$59,191	$(168,698)		$323,633

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2022
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$282,089	$108,528	$—	$—		$390,617
Finance receivables, net	—	—	103,494	—		103,494
Inventories	202,594	85,745	—	—		288,339
Leased merchandise, net	—	—	154,398	(1,096)	(1)	153,302
Goodwill	916,048	179,128	486,205	—		1,581,381
Total assets	2,108,157	619,839	1,047,814	129,057		3,904,867

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets, net) by geographic area (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue:
U.S.	$2,576,626	$2,348,493	$2,053,476
Mexico	764,431	762,563	639,199
Other Latin America	47,457	40,740	36,267
	$3,388,514	$3,151,796	$2,728,942

Long-lived assets:
U.S.	$630,457	$529,180	$449,201
Mexico	84,719	101,649	88,233
Other Latin America	12,674	12,137	10,662
	$727,850	$642,966	$548,096