Form 10-Q
period 2025-03-31
FirstCash Holdings, Inc.
filed 2025-04-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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

As of April 23, 2025, there were 44,364,566 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the current regulatory environment under the current presidential administration; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future, including the Consumer Financial Protection Bureau (the “CFPB”) lawsuit filed against the Company; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; impact of store closures, financial difficulties or even bankruptcies at the merchant partners of the Company’s retail POS payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners, including those outside of the furniture vertical; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2025	2024	2024
ASSETS
Cash and cash equivalents	$146,034	$135,070	$175,095
Accounts receivable, net	71,166	69,703	73,325
Pawn loans	499,710	456,079	517,867
Finance receivables, net	145,079	105,653	147,501
Inventories	334,700	302,385	334,580
Leased merchandise, net	103,612	157,785	128,437
Prepaid expenses and other current assets	26,033	30,460	26,943
Total current assets	1,326,334	1,257,135	1,403,748

Property and equipment, net	724,213	658,349	717,916
Operating lease right of use asset	329,183	320,515	324,646
Goodwill	1,815,139	1,730,353	1,787,172
Intangible assets, net	216,736	265,184	228,858
Other assets	9,952	10,080	9,934
Deferred tax assets, net	4,720	5,836	4,712
Total assets	$4,426,277	$4,247,452	$4,476,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$129,137	$138,812	$171,540
Customer deposits and prepayments	76,211	75,423	72,703
Lease liability, current	96,539	100,874	95,161
Total current liabilities	301,887	315,109	339,404

Revolving unsecured credit facilities	175,000	15,000	198,000
Senior unsecured notes	1,532,099	1,529,147	1,531,346
Deferred tax liabilities, net	129,936	133,606	128,574
Lease liability, non-current	228,995	209,208	225,498
Total liabilities	2,367,917	2,202,070	2,422,822

Stockholders’ equity:
Common stock	575	573	575
Additional paid-in capital	1,755,591	1,727,564	1,767,569
Retained earnings	1,477,730	1,263,564	1,411,083
Accumulated other comprehensive loss	(130,540)	(36,702)	(129,596)
Common stock held in treasury, at cost	(1,044,996)	(909,617)	(995,467)
Total stockholders’ equity	2,058,360	2,045,382	2,054,164
Total liabilities and stockholders’ equity	$4,426,277	$4,247,452	$4,476,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Retail merchandise sales	$371,056	$366,821
Pawn loan fees	191,871	179,535
Leased merchandise income	156,918	205,671
Interest and fees on finance receivables	73,413	57,387
Wholesale scrap jewelry sales	43,165	26,956
Total revenue	836,423	836,370

Cost of revenue:
Cost of retail merchandise sold	224,124	223,529
Depreciation of leased merchandise	88,819	120,284
Provision for lease losses	27,562	43,010
Provision for loan losses	36,360	30,418
Cost of wholesale scrap jewelry sold	35,355	23,289
Total cost of revenue	412,220	440,530

Net revenue	424,203	395,840

Expenses and other income:
Operating expenses	214,586	221,136
Administrative expenses	48,523	44,018
Depreciation and amortization	25,502	26,027
Interest expense	27,471	25,418
Interest income	(1,229)	(743)
Gain on foreign exchange	(14)	(186)
Merger and acquisition expenses	462	597
Other income, net	(2,315)	(2,312)
Total expenses and other income	312,986	313,955

Income before income taxes	111,217	81,885

Provision for income taxes	27,626	20,517

Net income	$83,591	$61,368

Earnings per share:
Basic	$1.87	$1.36
Diluted	$1.87	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$83,591	$61,368
Other comprehensive income (loss):
Currency translation adjustment	(944)	6,335
Comprehensive income	$82,647	$67,703

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2024	57,547	$575	$1,767,569	$1,411,083	$(129,596)	12,795	$(995,467)	$2,054,164
Shares issued under share-based compensation plan, net of 52 shares net-settled	—	—	(16,440)	—	—	(137)	10,676	(5,764)
Share-based compensation expense	—	—	4,462	—	—	—	—	4,462
Net income	—	—	—	83,591	—	—	—	83,591
Cash dividends ($0.38 per share)	—	—	—	(16,944)	—	—	—	(16,944)
Currency translation adjustment	—	—	—	—	(944)	—	—	(944)
Purchases of treasury stock, including excise tax	—	—	—	—	—	525	(60,205)	(60,205)
As of 3/31/2025	57,547	$575	$1,755,591	$1,477,730	$(130,540)	13,183	$(1,044,996)	$2,058,360

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2025	2024
Cash flow from operating activities:
Net income	$83,591	$61,368
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	88,819	120,284
Provision for lease losses	27,562	43,010
Provision for loan losses	36,360	30,418
Share-based compensation expense	4,462	4,101
Depreciation and amortization expense	25,502	26,027
Amortization of debt issuance costs	980	819
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(13,372)	(6,859)
Impairments and dispositions of certain other assets	—	461
Deferred income taxes, net	1,342	(2,421)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	2,134	2,491
Inventories purchased directly from customers, wholesalers or manufacturers	812	3,912
Leased merchandise, net	(91,556)	(149,888)
Prepaid expenses and other assets	(7,575)	1,935
Accounts payable, accrued liabilities and other liabilities	(54,518)	(31,722)
Income taxes	22,097	18,596
Net cash flow provided by operating activities	126,640	122,532
Cash flow from investing activities:
Pawn loans, net (1)	19,440	25,149
Finance receivables, net	(20,566)	(15,311)
Purchases of furniture, fixtures, equipment and improvements	(12,914)	(26,427)
Purchases of store real property	(6,879)	(11,340)
Acquisitions of pawn stores, net of cash acquired	(29,228)	(1,705)
Net cash flow used in investing activities	(50,147)	(29,634)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	106,000	50,000
Repayments of unsecured credit facilities	(129,000)	(603,000)
Issuance of senior unsecured notes	—	500,000
Debt issuance costs paid	—	(9,094)
Purchases of treasury stock	(59,609)	—
Payment of withholding taxes on net share settlements of restricted stock unit awards	(5,764)	(7,007)
Dividends paid	(16,944)	(15,833)
Net cash flow used in financing activities	(105,317)	(84,934)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2025	2024
Effect of exchange rates on cash	(237)	88
Change in cash and cash equivalents	(29,061)	8,052
Cash and cash equivalents at beginning of the period	175,095	127,018
Cash and cash equivalents at end of the period	$146,034	$135,070

(1)Includes the funding of new pawn loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2024, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, includes the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquisitions have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 3, 2025. The consolidated financial statements as of March 31, 2025 and 2024, and for the three month periods ended March 31, 2025 and 2024, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. Rental income from Company owned property was reclassified out of “Administrative expenses” and included in “Other income, net” on the consolidated statements of income.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the

Effective Date” (“ASU 2025-01”), which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations or financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income	$83,591	$61,368

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,649	45,244
Effect of dilutive securities:
Restricted stock unit awards	140	143
Weighted-average common shares for calculating diluted earnings per share	44,789	45,387

Earnings per share:
Basic	$1.87	$1.36
Diluted	$1.87	$1.35

Note 3 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2 to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.2 years as of March 31, 2025 and 3.9 years as of March 31, 2024.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2025 and 2024 was 8.6% and 8.2%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.1 million and a gain of $0.2 million during the three months ended March 31, 2025 and 2024, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Operating lease expense	$34,629	$36,919
Variable lease expense (1)	4,804	5,021
Total operating lease expense	$39,433	$41,940

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2025 (in thousands):

Nine months ending December 31, 2025	$91,656
2026	103,788
2027	76,703
2028	54,487
2029	30,223
Thereafter	30,681
Total	$387,538
Less amount of lease payments representing interest	(62,004)
Total present value of lease payments	$325,534

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$32,165	$33,439
Leased assets obtained in exchange for new operating lease liabilities	$30,641	$19,924

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025, March 31, 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the three months ended March 31, 2025.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of March 31, 2025, March 31, 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,034	$146,034	$146,034	$—	$—
Accounts receivable, net	71,166	71,166	—	—	71,166
Pawn loans	499,710	499,710	—	—	499,710
Finance receivables, net (1)	145,079	303,286	—	—	303,286
	$861,989	$1,020,196	$146,034	$—	$874,162

Financial liabilities:
Revolving unsecured credit facilities	$175,000	$175,000	$—	$175,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,512,000	—	1,512,000	—
	$1,725,000	$1,687,000	$—	$1,687,000	$—

(1)Finance receivables, gross as of March 31, 2025 was $297.0 million. See Note 5.

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$135,070	$135,070	$135,070	$—	$—
Accounts receivable, net	69,703	69,703	—	—	69,703
Pawn loans	456,079	456,079	—	—	456,079
Finance receivables, net (1)	105,653	227,922	—	—	227,922
	$766,505	$888,774	$135,070	$—	$753,704

Financial liabilities:
Revolving unsecured credit facilities	$15,000	$15,000	$—	$15,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,489,000	—	1,489,000	—
	$1,565,000	$1,504,000	$—	$1,504,000	$—

(1)Finance receivables, gross as of March 31, 2024 was $222.1 million. See Note 5.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$175,095	$175,095	$175,095	$—	$—
Accounts receivable, net	73,325	73,325	—	—	73,325
Pawn loans	517,867	517,867	—	—	517,867
Finance receivables, net (1)	147,501	296,526	—	—	296,526
	$913,788	$1,062,813	$175,095	$—	$887,718

Financial liabilities:
Revolving unsecured credit facilities	$198,000	$198,000	$—	$198,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,503,000	—	1,503,000	—
	$1,748,000	$1,701,000	$—	$1,701,000	$—

(1)Finance receivables, gross as of December 31, 2024 were $294.2 million. See Note 5.

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

The carrying value of the unsecured credit facilities approximates fair value as of March 31, 2025, March 31, 2024 and December 31, 2024. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 5 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of March 31,		As of December 31,
	2025	2024	2024
Finance receivables, gross	$296,999	$222,087	$294,166
Merchant partner discounts and premiums, net	(27,355)	(15,221)	(22,833)
Unearned origination fees	(6,223)	(5,193)	(6,827)
Finance receivables, amortized cost	263,421	201,673	264,506
Less allowance for loan losses	(118,342)	(96,020)	(117,005)
Finance receivables, net	$145,079	$105,653	$147,501

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$117,005	$96,454
Provision for loan losses	36,360	30,418
Charge-offs	(38,419)	(33,279)
Recoveries	3,396	2,427
Balance at end of period	$118,342	$96,020

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of March 31, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	Total
As of March 31, 2025
Delinquency:
1 to 30 days past due	$8,682	$14,504	$1,271	$24,457
31 to 60 days past due	3,350	11,189	845	15,384
61 to 89 days past due (1)	735	10,288	742	11,765
Total past due finance receivables	12,767	35,981	2,858	51,606
Current finance receivables	88,669	114,138	9,008	211,815
Finance receivables, amortized cost	$101,436	$150,119	$11,866	$263,421

	Origination Year
	2024	2023	2022	Total
As of March 31, 2024
Delinquency:
1 to 30 days past due	$6,215	$12,594	$1,304	$20,113
31 to 60 days past due	1,950	7,526	704	10,180
61 to 89 days past due (1)	453	7,584	697	8,734
Total past due finance receivables	8,618	27,704	2,705	39,027
Current finance receivables	66,804	87,360	8,482	162,646
Finance receivables, amortized cost	$75,422	$115,064	$11,187	$201,673

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the three months ended March 31, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	2022	Total
Finance receivables gross charge-offs:
Gross charge-offs during the three months ended March 31, 2025	$123	$34,410	$3,886	$—	$38,419

Gross charge-offs during the three months ended March 31, 2024	—	131	29,270	3,878	33,279

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of March 31,		As of December 31,
	2025	2024	2024
Leased merchandise	$271,535	$369,298	$319,444
Processing fees	(2,276)	(4,022)	(2,960)
Merchant partner discounts and premiums, net	6	2,203	493
Accumulated depreciation	(96,868)	(114,431)	(108,283)
Leased merchandise, before allowance for lease losses	172,397	253,048	208,694
Less allowance for lease losses	(68,785)	(95,263)	(80,257)
Leased merchandise, net	$103,612	$157,785	$128,437

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Balance at beginning of period	$80,257	$95,127
Provision for lease losses	27,562	43,010
Charge-offs	(41,374)	(44,877)
Recoveries	2,340	2,003
Balance at end of period	$68,785	$95,263

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2025	2024	2024
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$175,000	$15,000	$198,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving unsecured credit facilities	175,000	15,000	198,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	495,854	494,763	495,577
5.625% senior unsecured notes due 2030 (3)	544,384	543,388	544,130
6.875% senior unsecured notes due 2032 (4)	491,861	490,996	491,639
Total senior unsecured notes	1,532,099	1,529,147	1,531,346

Total long-term debt	$1,707,099	$1,544,147	$1,729,346

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of March 31, 2025, March 31, 2024 and December 31, 2024, deferred debt issuance costs of $4.1 million, $5.2 million and $4.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of March 31, 2025, March 31, 2024 and December 31, 2024, deferred debt issuance costs of $5.6 million, $6.6 million and $5.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of March 31, 2025, March 31, 2024 and December 31, 2024, deferred debt issuance costs of $8.1 million, $9.0 million and $8.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2025, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029. As of March 31, 2025, the Company had $175.0 million in outstanding borrowings and $2.7 million in outstanding letters of credit under the Credit Facility, leaving $522.3 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2025 was 6.82% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2025. During the three months ended March 31, 2025, the Company made net payments of $23.0 million pursuant to the Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of March 31, 2025, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2025. As of March 31, 2025, the Company had no amount outstanding under the Mexico Credit Facility and $29.5 million ($600.0 million pesos) available for future borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2025, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2025, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2025, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB’s lawsuit alleges violations of the MLA in connection with pawn transactions. The CFPB also alleges that these same alleged violations of the MLA constitute breaches of a 2013 CFPB consent order entered into by its predecessor company that, among other things, allegedly required the company and its successors to cease and desist from further MLA violations. The CFPB is seeking an injunction, redress for affected borrowers and a civil monetary penalty. After an initial period of pre-trial activity, the case was stayed on November 4, 2022, pending the Supreme Court review of the Fifth Circuit's decision in Community Financial v. CFPB. On May 29, 2024, the District Court lifted the stay, following the Supreme Court’s opinion in Community Financial v. CFPB. On November 7, 2024, the District Court denied the Company’s motion for partial summary judgement. The District Court has also ordered the parties to mediation. After an initial session in November 2024, the mediation was postponed pending the anticipated leadership transition at the CFPB. The District Court issued a stay order until June 2, 2025 to allow the parties to focus on settlement discussions. Another mediation session has been scheduled for May 14, 2025. The Company intends to vigorously defend itself in the action; however, the Company cannot predict the outcome or impact.

Gold Forward Sales Contracts

As of March 31, 2025, the Company had contractual commitments to deliver a total of 54,500 gold ounces between April 2025 and December 2026 at a weighted-average price of $2,318 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 9 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (American First Finance “AFF”)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, gain on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three month period ended March 31, 2025 and 2024 as well as certain segment assets (in thousands):

	Three Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$251,225	$120,532	$—	$(701)	(1)	$371,056
Pawn loan fees	137,948	53,923	—	—		191,871
Leased merchandise income	—	—	156,918	—		156,918
Interest and fees on finance receivables	—	—	73,413	—		73,413
Wholesale scrap jewelry sales	33,492	9,673	—	—		43,165
Total revenue	422,665	184,128	230,331	(701)		836,423

Cost of revenue:
Cost of retail merchandise sold	145,758	78,739	—	(373)	(1)	224,124
Depreciation of leased merchandise	—	—	89,143	(324)	(1)	88,819
Provision for lease losses	—	—	27,604	(42)	(1)	27,562
Provision for loan losses	—	—	36,360	—		36,360
Cost of wholesale scrap jewelry sold	27,224	8,131	—	—		35,355
Total cost of revenue	172,982	86,870	153,107	(739)		412,220

Net revenue	249,683	97,258	77,224	38		424,203

Expenses and other income:
Operating expenses	128,951	61,417	24,218	—		214,586
Administrative expenses	—	—	—	48,523		48,523
Depreciation and amortization	7,600	4,436	705	12,761		25,502
Interest expense	—	—	—	27,471		27,471
Interest income	—	—	—	(1,229)		(1,229)
Gain on foreign exchange	—	—	—	(14)		(14)
Merger and acquisition expenses	—	—	—	462		462
Other income, net	—	—	—	(2,315)		(2,315)
Total expenses and other income	136,551	65,853	24,923	85,659		312,986

Income (loss) before income taxes	$113,132	$31,405	$52,301	$(85,621)		$111,217

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of March 31, 2025
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$365,972	$133,738	$—	$—		$499,710
Finance receivables, net	—	—	145,079	—		145,079
Inventories	246,237	88,463	—	—		334,700
Leased merchandise, net	—	—	103,809	(197)	(1)	103,612
Goodwill	1,153,513	175,421	486,205	—		1,815,139
Total assets	2,681,376	659,716	911,261	173,924		4,426,277

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$236,990	$130,849	$—	$(1,018)	(1)	$366,821
Pawn loan fees	122,974	56,561	—	—		179,535
Leased merchandise income	—	—	205,671	—		205,671
Interest and fees on finance receivables	—	—	57,387	—		57,387
Wholesale scrap jewelry sales	17,726	9,230	—	—		26,956
Total revenue	377,690	196,640	263,058	(1,018)		836,370

Cost of revenue:
Cost of retail merchandise sold	139,914	84,183	—	(568)	(1)	223,529
Depreciation of leased merchandise	—	—	120,774	(490)	(1)	120,284
Provision for lease losses	—	—	43,180	(170)	(1)	43,010
Provision for loan losses	—	—	30,418	—		30,418
Cost of wholesale scrap jewelry sold	15,266	8,023	—	—		23,289
Total cost of revenue	155,180	92,206	194,372	(1,228)		440,530

Net revenue	222,510	104,434	68,686	210		395,840

Expenses and other income:
Operating expenses	118,895	67,425	34,816	—		221,136
Administrative expenses	—	—	—	44,018		44,018
Depreciation and amortization	7,013	5,105	721	13,188		26,027
Interest expense	—	—	—	25,418		25,418
Interest income	—	—	—	(743)		(743)
Gain on foreign exchange	—	—	—	(186)		(186)
Merger and acquisition expenses	—	—	—	597		597
Other income, net	—	—	—	(2,312)		(2,312)
Total expenses and other income	125,908	72,530	35,537	79,980		313,955

Income (loss) before income taxes	$96,602	$31,904	$33,149	$(79,770)		$81,885

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of March 31, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$315,792	$140,287	$—	$—		$456,079
Finance receivables, net	—	—	105,653	—		105,653
Inventories	216,762	85,623	—	—		302,385
Leased merchandise, net	—	—	158,090	(305)	(1)	157,785
Goodwill	1,043,583	200,565	486,205	—		1,730,353
Total assets	2,391,699	703,046	983,803	168,904		4,247,452

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of March 31, 2025, the Company operated 3,023 pawn store locations composed of 1,197 stores in 29 U.S. states and the District of Columbia, 1,724 stores in 32 states in Mexico, 72 stores in Guatemala, 18 stores in El Salvador and 12 stores in Colombia.

The following table details pawn store count activity for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
	U.S.	Latin America	Total
Total locations, beginning of period	1,200	1,826	3,026
New locations opened	1	10	11
Locations acquired	1	—	1
Consolidation of existing pawn locations (1)	(5)	(10)	(15)
Total locations, end of period	1,197	1,826	3,023

(1)Store consolidations were primarily acquired locations which have been combined with overlapping stores and for which the Company expects to maintain a significant portion of the acquired customer base in the consolidated location.

POS Payment Solutions

As of March 31, 2025, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 14,500 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico. This compares to the active door count of approximately 12,200 locations at March 31, 2024.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2024 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2025.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	March 31,
	2025	2024	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$251,225	$236,990	6%
Pawn loan fees	137,948	122,974	12%
Wholesale scrap jewelry sales	33,492	17,726	89%
Total revenue	422,665	377,690	12%

Cost of revenue:
Cost of retail merchandise sold (2)	145,758	139,914	4%
Cost of wholesale scrap jewelry sold	27,224	15,266	78%
Total cost of revenue	172,982	155,180	11%

Net revenue	249,683	222,510	12%

Segment expenses:
Operating expenses	128,951	118,895	8%
Depreciation and amortization	7,600	7,013	8%
Total segment expenses	136,551	125,908	8%

Segment pre-tax operating income	$113,132	$96,602	17%

Operating metrics:
Retail merchandise sales margin	42%	41%
Net revenue margin	59%	59%
Segment pre-tax operating margin	27%	26%

(1)Includes $0.7 million and $1.0 million of retail merchandise sales from intersegment transactions for the three months ended March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the three months ended March 31, 2025 and 2024 totaled $250.5 million and $236.0 million, respectively.

(2)Includes $0.4 million and $0.6 million of cost of retail merchandise sold from intersegment transactions for the three months ended March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the three months ended March 31, 2025 and 2024 totaled $145.4 million and $139.3 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of March 31, 2025 compared to March 31, 2024 (dollars in thousands, except as otherwise noted):

	As of March 31,
	2025	2024	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$365,972	$315,792	16%
Inventories	246,237	216,762	14%
	$612,209	$532,554	15%

Average outstanding pawn loan amount (in ones)	$289	$261	11%

Composition of pawn collateral:
General merchandise	27%	29%
Jewelry	73%	71%
	100%	100%

Composition of inventories:
General merchandise	39%	41%
Jewelry	61%	59%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Store count	1,197	1,179	2%
Weighted-average store count for the three months ended March 31,	1,199	1,181	2%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 6% to $251.2 million during the first quarter of 2025 compared to $237.0 million for the first quarter of 2024. Same-store retail sales increased 2% in the first quarter of 2025 compared to the first quarter of 2024. The increase in total retail sales was primarily due to incremental sales contributions from acquired stores and an increase in same-store sales. The gross profit margin on retail merchandise sales in the U.S. was 42% during the first quarter of 2025 compared to 41% during the first quarter of 2024.

U.S. inventories increased 14% to $246.2 million at March 31, 2025 compared to $216.8 million at March 31, 2024. The increase was primarily due to incremental inventories from acquired stores and an increase in same-store inventories as a result of the higher pawn loan balances. Inventories aged greater than one year in the U.S. were 2% at March 31, 2025 compared to 1% at March 31, 2024.

Pawn Lending Operations

U.S. pawn loan receivables as of March 31, 2025 increased 16% in total and 13% on a same-store basis compared to March 31, 2024. The Company believes the increase in same-store pawn receivables was primarily due to continued inflationary pressures driving additional demand for pawn loans and higher gold prices, which increased customers’ collateral value to borrow against.

U.S. pawn loan fees increased 12% to $137.9 million during the first quarter of 2025 compared to $123.0 million for the first quarter of 2024. Same-store pawn loan fees increased 10% in the first quarter of 2025 compared to the first quarter of 2024. The increase in total and same-store pawn loan fees was primarily due to store growth and increased same-store pawn receivables.

Segment Expenses

U.S. operating expenses increased 8% to $129.0 million during the first quarter of 2025 compared to $118.9 million during the first quarter of 2024 while same-store operating expenses increased 6% compared with the prior-year period. The increase in operating expenses was primarily due to an increase in the average store count and increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the first quarter of 2025 was $113.1 million, which generated a pre-tax segment operating margin of 27% compared to $96.6 million and 26% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue from both acquired and existing stores, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was impacted by a 20% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2025 compared to March 31, 2024 was also impacted by a 22% unfavorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			March 31,
	March 31,		Increase /	2025	Increase
	2025	2024	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$120,532	$130,849	(8)%	$143,211	9%
Pawn loan fees	53,923	56,561	(5)%	64,091	13%
Wholesale scrap jewelry sales	9,673	9,230	5%	9,673	5%
Total revenue	184,128	196,640	(6)%	216,975	10%

Cost of revenue:
Cost of retail merchandise sold	78,739	84,183	(6)%	93,439	11%
Cost of wholesale scrap jewelry sold	8,131	8,023	1%	9,647	20%
Total cost of revenue	86,870	92,206	(6)%	103,086	12%

Net revenue	97,258	104,434	(7)%	113,889	9%

Segment expenses:
Operating expenses	61,417	67,425	(9)%	72,515	8%
Depreciation and amortization	4,436	5,105	(13)%	5,216	2%
Total segment expenses	65,853	72,530	(9)%	77,731	7%

Segment pre-tax operating income	$31,405	$31,904	(2)%	$36,158	13%

Operating metrics:
Retail merchandise sales margin	35%	36%		35%
Net revenue margin	53%	53%		52%
Segment pre-tax operating margin	17%	16%		17%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of March 31, 2025 compared to March 31, 2024 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				March 31,
	As of March 31,		Increase /	2025	Increase
	2025	2024	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$133,738	$140,287	(5)%	$161,065	15%
Inventories	88,463	85,623	3%	106,579	24%
	$222,201	$225,910	(2)%	$267,644	18%

Average outstanding pawn loan amount (in ones)	$86	$97	(11)%	$104	7%

Composition of pawn collateral:
General merchandise	58%	63%
Jewelry	42%	37%
	100%	100%

Composition of inventories:
General merchandise	62%	66%
Jewelry	38%	34%
	100%	100%

Percentage of inventory aged greater than one year	2%	1%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.2 times	4.4 times

Store count	1,826	1,818	—%
Weighted-average store count for the three months ended March 31,	1,826	1,823	—%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 8% (9% increase on a constant currency basis) to $120.5 million during the first quarter of 2025 compared to $130.8 million for the first quarter of 2024. Same-store retail sales decreased 9% (9% increase on a constant currency basis) during the first quarter of 2025 compared to the first quarter of 2024. The increase in constant currency total and same-store retail sales was primarily due to increased inventory levels during the first quarter of 2025 compared to the first quarter of 2024. The gross profit margin on retail merchandise sales was 35% during the first quarter of 2025 compared to 36% during the first quarter of 2024.

Latin America inventories increased 3% (24% increase on a constant currency basis) to $88.5 million at March 31, 2025 compared to $85.6 million at March 31, 2024. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory. Inventories aged greater than one year in Latin America were 2% at March 31, 2025 compared to 1% at March 31, 2024.

Pawn Lending Operations

Latin America pawn loan receivables decreased 5% (15% increase on a constant currency basis) as of March 31, 2025 compared to March 31, 2024. On a same-store basis, pawn loan receivables decreased 5% (14% increase on a constant currency basis) as of March 31, 2025 compared to March 31, 2024. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes, driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees decreased 5% (13% increase on a constant currency basis), totaling $53.9 million during the first quarter of 2025 compared to $56.6 million for the first quarter of 2024. Same-store pawn fees also decreased 5% (13% increase on a constant currency basis) in the first quarter of 2025 compared to the first quarter of 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency same-store pawn receivables.

Segment Expenses

Operating expenses decreased 9% (8% increase on a constant currency basis) to $61.4 million during the first quarter of 2025 compared to $67.4 million during the first quarter of 2024. Same-store operating expenses decreased 8% (8% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by increased store counts, accelerated store opening activity, general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the first quarter of 2025 was $31.4 million, which generated a pre-tax segment operating margin of 17% compared to $31.9 million and 16% in the prior year, respectively. The decrease in the segment pre-tax operating income and margin reflected the decrease in net revenue, partially offset by a decrease in operating expenses.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$156,918	$205,671	(24)%
Interest and fees on finance receivables	73,413	57,387	28%
Total revenue	230,331	263,058	(12)%

Cost of revenue:
Depreciation of leased merchandise (1)	89,143	120,774	(26)%
Provision for lease losses (2)	27,604	43,180	(36)%
Provision for loan losses	36,360	30,418	20%
Total cost of revenue	153,107	194,372	(21)%

Net revenue	77,224	68,686	12%

Segment expenses:
Operating expenses	24,218	34,816	(30)%
Depreciation and amortization	705	721	(2)%
Total segment expenses	24,923	35,537	(30)%

Segment pre-tax operating income	$52,301	$33,149	58%

(1)Includes $0.3 million and $0.5 million of depreciation of leased merchandise from intersegment transactions for the three months ended March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the three months ended March 31, 2025 and 2024 totaled $88.8 million and $120.3 million, respectively.

(2)Includes less than $0.1 million and $0.2 million of provision for lease losses from intersegment transactions for the three months ended March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended March 31, 2025 and 2024 totaled $27.6 million and $43.0 million, respectively.

The following table provides a detail of gross transaction volumes originated during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)
Leased merchandise	$94,305	$154,121	(39)%
Finance receivables	141,262	102,165	38%
Total gross transaction volume	$235,567	$256,286	(8)%

The following table details retail POS payment solutions earning assets as of March 31, 2025 as compared to March 31, 2024 (dollars in thousands):

	As of March 31,		Increase /
	2025	2024	(Decrease)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$172,886	$253,876	(32)%
Less allowance for lease losses	(69,077)	(95,786)	(28)%
Leased merchandise, net (1)	$103,809	$158,090	(34)%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$263,421	$201,673	31%
Less allowance for loan losses	(118,342)	(96,020)	23%
Finance receivables, net	$145,079	$105,653	37%

(1)Includes $0.2 million and $0.3 million of intersegment transactions as of March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated net leased merchandise as of March 31, 2025 and 2024 totaled $103.6 million and $157.8 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$80,661	$95,752	(16)%
Provision for lease losses (1)	27,604	43,180	(36)%
Charge-offs	(41,528)	(45,149)	(8)%
Recoveries	2,340	2,003	17%
Balance at end of period	$69,077	$95,786	(28)%

Leased merchandise portfolio metrics:
Provision rate (2)	29%	28%
Average monthly net charge-off rate (3)	6.8%	5.5%
Delinquency rate (4)	22.6%	20.5%

Allowance for loan losses:
Balance at beginning of period	$117,005	$96,454	21%
Provision for loan losses	36,360	30,418	20%
Charge-offs	(38,419)	(33,279)	15%
Recoveries	3,396	2,427	40%
Balance at end of period	$118,342	$96,020	23%

Finance receivables portfolio metrics:
Provision rate (2)	26%	30%
Average monthly net charge-off rate (3)	4.4%	5.0%
Delinquency rate (4)	19.3%	19.2%

(1)Includes less than $0.1 million and $0.2 million of provision for lease losses from intersegment transactions for the three months ended March 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended March 31, 2025 and 2024 totaled $27.6 million and $43.0 million, respectively.

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 32% as of March 31, 2025 compared to March 31, 2024. The decrease was primarily due to reduced first quarter originations resulting from the bankruptcy filings in late 2024 for two of AFF’s larger retail furniture merchant partners (American Freight and Conn’s Home Plus).

The allowance for lease losses decreased 28% to $69.1 million as of March 31, 2025 compared to $95.8 million as of March 31, 2024, which was primarily due to the decrease in leased merchandise, partially offset by slightly higher lease loss provisioning rates used during the first quarter of 2025 as compared to first quarter of 2024. As a percentage of lease merchandise, the allowance was 40% at March 31, 2025 and 38% at March 31, 2024.

Leased merchandise income decreased 24% to $156.9 million during the first quarter of 2025 compared to $205.7 million during the first quarter of 2024, which was primarily due to lower average leased merchandise balances outstanding during the first quarter of 2025 compared to the first quarter of 2024.

Depreciation of leased merchandise decreased 26% to $89.1 million during the first quarter of 2025 compared to $120.8 million during the first quarter of 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise decreased from 59% during the first quarter of 2024 to 57% during the first quarter of 2025, primarily as a result of a decrease in customers taking advantage of early buyout or other early payment options.

Provision for lease losses decreased 36% to $27.6 million during the first quarter of 2025 compared to $43.2 million during the first quarter of 2024, which was primarily due to the 39% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses increased slightly to 29% during the first quarter of 2025 compared to 28% during the first quarter of 2024.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 31% as of March 31, 2025 compared to March 31, 2024. The increase was primarily due to increased gross transaction volumes in certain non-furniture industry verticals.

The allowance for loan losses increased 23% to $118.3 million as of March 31, 2025 compared to $96.0 million as of March 31, 2024, which was primarily due to the increase in finance receivables, partially offset by lower loan loss provisioning rates used during the first quarter of 2025 compared to the first quarter of 2024. As a percentage of finance receivables, the allowance was 45% at March 31, 2025 compared to 48% at March 31, 2024.

Interest and fees on finance receivables increased 28% to $73.4 million during the first quarter of 2025 compared to $57.4 million during the first quarter of 2024. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals during the first quarter of 2025, some of which are provided at lower interest rates.

Provision for loan losses increased 20% to $36.4 million during the first quarter of 2025 compared to $30.4 million during the first quarter of 2024, which was primarily due to the 38% increase in gross transaction volume, partially offset by a decrease in the net provisioning rates used during the first quarter of 2025 based on lower than expected charge-off rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased to 26% during the first quarter of 2025 from 30% during the first quarter of 2024.

Segment Expenses

Operating expenses decreased 30% to $24.2 million during the first quarter of 2025 compared to $34.8 million during the first quarter of 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the American Freight and Conn’s Home Plus relationships along with continued realization of operating synergies, primarily in technology and development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during the first quarter of 2025 compared to 13% during the first quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the first quarter of 2025 was $52.3 million compared to $33.1 million in the first quarter of 2024. The increase was primarily the result of the increase in segment net revenue and a decrease in operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31,		Increase /
	2025	2024	(Decrease)
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$113,132	$96,602	17%
Latin America pawn	31,405	31,904	(2)%
Retail POS payment solutions	52,301	33,149	58%
Intersegment elimination (1)	38	210	(82)%
Consolidated segment pre-tax operating income	196,876	161,865	22%

Corporate expenses and other income:
Administrative expenses	48,523	44,018	10%
Depreciation and amortization	12,761	13,188	(3)%
Interest expense	27,471	25,418	8%
Interest income	(1,229)	(743)	65%
Gain on foreign exchange	(14)	(186)	(92)%
Merger and acquisition expenses	462	597	(23)%
Other income, net	(2,315)	(2,312)	—%
Total corporate expenses and other income	85,659	79,980	7%

Income before income taxes	111,217	81,885	36%

Provision for income taxes	27,626	20,517	35%

Net income	$83,591	$61,368	36%

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 9 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 10% to $48.5 million during the first quarter of 2025 compared to $44.0 million in the first quarter of 2024, primarily due to the increase in the pawn store count and general inflationary impacts, partially offset by a 20% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% in the first quarter of 2025 compared to 5% during the first quarter of 2024.

Depreciation and amortization decreased 3% to $12.8 million during the first quarter of 2025 compared to $13.2 million in the first quarter of 2024, primarily due to a scheduled $0.4 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 8% to $27.5 million during the first quarter of 2025 compared to $25.4 million in the first quarter of 2024, primarily due to higher average total long-term debt balances outstanding. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Consolidated effective income tax rates for the first quarter of 2025 and 2024 were 24.8% and 25.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Material Capital Requirements

The Company’s primary capital requirements include the:

•Expansion of pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions of pawn stores and purchases of underlying real estate at existing locations;
•Expansion of retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
•Return of capital to shareholders through dividends and stock repurchases.

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

During the three months ended March 31, 2025, the Company acquired one pawn store in the U.S. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During the three months ended March 31, 2025, the Company also opened 10 new stores in Latin America and one location in the U.S.

For the full year of 2025, the Company expects to continue adding store locations through new store openings and acquisitions. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at seven store locations, primarily from landlords at existing stores, for a cumulative purchase price of $6.9 million during the three months ended March 31, 2025.

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

Return of Capital to Shareholders

In April 2025, the Company’s Board of Directors declared a $0.38 per share second quarter cash dividend on common shares outstanding, or an aggregate of $16.9 million based on the March 31, 2025 share count, to be paid on May 30, 2025 to stockholders of record as of May 15, 2025. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the three months ended March 31, 2025, the Company repurchased a total of 525,000 shares of common stock at an aggregate cost of $59.6 million and an average cost per share of $113.54. During the three months ended March 31, 2024, the Company did not repurchase any shares of common stock. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.6 million of excise taxes during the three months ended March 31, 2025.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $55.4 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of March 31, 2025, the Company’s primary sources of liquidity were $146.0 million in cash and cash equivalents and $551.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $1,024.4 million as of March 31, 2025.

The Company’s cash and cash equivalents as of March 31, 2025 included $65.7 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company primarily plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, repatriation of excess cash held in Latin America, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 55% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flow provided by operating activities	$126,640	$122,532
Cash flow used in investing activities	$(50,147)	$(29,634)
Cash flow used in financing activities	$(105,317)	$(84,934)

	As of March 31,
	2025	2024
Working capital	$1,024,447	$942,026
Current ratio	4.4:1	4.0:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $4.1 million, or 3%, from $122.5 million for the three months ended March 31, 2024 to $126.6 million for the three months ended March 31, 2025 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $22.2 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $20.5 million, or 69%, from $29.6 million for the three months ended March 31, 2024 to $50.1 million for the three months ended March 31, 2025. Cash flows from investing activities are utilized primarily to fund acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $12.9 million for furniture, fixtures, equipment and improvements and $6.9 million for discretionary pawn store real property purchases during the three months ended March 31, 2025 compared to $26.4 million and $11.3 million in the prior-year period, respectively. The Company paid $29.2 million in cash related to pawn store acquisitions during the three months ended March 31, 2025 compared to $1.7 million during the three months ended March 31, 2024. The Company received funds from a net decrease in pawn loans of $19.4 million during the three months ended March 31, 2025 and $25.1 million during the three months ended March 31, 2024. The Company funded a net increase in finance receivables of $20.6 million during the three months ended March 31, 2025 and $15.3 million during the three months ended March 31, 2024.

Cash Flow Used in Financing Activities

Net cash used in financing activities increased $20.4 million, or 24%, from $84.9 million for the three months ended March 31, 2024 to $105.3 million for the three months ended March 31, 2025. Net payments on the credit facilities were $23.0 million during the three months ended March 31, 2025 compared to net payments of $553.0 million during the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $9.1 million during the three months ended March 31, 2024. The Company funded $59.6 million of share repurchases during the three months ended March 31, 2025. There were no share repurchases during the three months ended March 31, 2024. The Company paid dividends of $16.9 million during the three months ended March 31, 2025, compared to $15.8 million during the three months ended March 31, 2024. In addition, the Company paid withholding taxes on net share settlements of restricted stock awards during the three months ended March 31, 2025 of $5.8 million compared to $7.0 million during the three months ended March 31, 2024.

GOVERNMENTAL REGULATION UPDATE

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2024 Annual Report on Form 10-K filed with the SEC on February 3, 2025 and in subsequent documents filed with the SEC. Other than as described below, there have been no changes to the significant regulation that the Company’s businesses are subject to that the Company believes would have a material impact on its businesses or results of operation from those described in the Annual Report on Form 10-K for the year ended December 31, 2024.

Actions of the current administration could result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the industries in which the related consumers are involved. These changes, including restructuring and widespread personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting such industries. The nature, timing and economic and political effects of potential changes affecting such industries generally remains uncertain and it is possible that such uncertainty may adversely affect the Company.

Recent developments regarding the operations of the CFPB under the new presidential administration are particularly noteworthy and illustrative of the uncertainty surrounding the future of the CFPB. There remains considerable uncertainty as to the future of the CFPB and the policy priorities of the CFPB under Acting Director Vought and any successor Director, including Jonathan McKernan who was nominated to be director of the CFPB by President Trump, but not yet confirmed. There is also considerable uncertainty as to how other federal and state regulators will react to any changes at the CFPB.

On October 6, 2017, the CFPB issued its small-dollar lending rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule. The SDL Rule defines some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services as transactions that are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. The Fifth Circuit did not grant the petition and the SDL Rule went into effect on March 30, 2025. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions as of its effective date. At this time, the Company does not believe that the implementation of the SDL Rule will have a material impact on the Company’s future results of operations or financial condition. Under the new U.S. administration, the CFPB has recently announced that enforcement of the SDL Rule will not be a priority, and that the agency may seek new rulemaking to narrow its scope.

In addition, the United States, China, Canada, Mexico, European Union and other countries have imposed, or threatened to impose, new or enhanced, tariffs, quotas, trade barriers and other restrictions on imports into their respective territories. Numerous trade restrictions are currently in effect and such restrictions, coupled with the risk of retaliatory steps taken in response to such restrictions, could potentially serve to depress economic activity generally in the United States, adversely affecting consumers and contributing to general market volatility.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024	2025	2024
	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$83,591	$61,368	$1.87	$1.35
Adjustments, net of tax:
Merger and acquisition expenses	354	457	—	0.01
Non-cash foreign currency loss (gain) related to lease liability	40	(169)	—	—
Amortization of acquired AFF intangible assets	9,258	9,573	0.21	0.21
Other income, net	(462)	(1,040)	(0.01)	(0.02)
Adjusted net income and diluted earnings per share	$92,781	$70,189	$2.07	$1.55

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net income	$83,591	$61,368	$281,038	$233,281
Income taxes	27,626	20,517	91,070	78,240
Depreciation and amortization (1)	25,502	26,027	104,416	108,077
Interest expense	27,471	25,418	107,279	97,764
Interest income	(1,229)	(743)	(2,421)	(1,695)
EBITDA	162,961	132,587	581,382	515,667
Adjustments:
Merger and acquisition expenses	462	597	2,093	8,488
Non-cash foreign currency loss (gain) related to lease liability	57	(241)	4,053	(1,571)
AFF purchase accounting and other adjustments (2)	—	—	—	13,968
Other expenses (income), net	(600)	(1,351)	2,197	(2,798)
Adjusted EBITDA	$162,880	$131,592	$589,725	$533,754

(1)Includes $12.0 million and $49.3 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months and trailing twelve months ended March 31, 2025, respectively. Includes $12.4 million and $54.6 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months and trailing twelve months ended March 31, 2024, respectively.

(2)For the twelve months ended March 31, 2024, amount represents other non-recurring costs included in administrative expenses related to a discontinued finance product.

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Cash flow from operating activities	$126,640	$122,532	$544,066	$428,080
Cash flow from certain investing activities:
Pawn loans, net (1)	19,440	25,149	(77,708)	(54,187)
Finance receivables, net	(20,566)	(15,311)	(144,569)	(106,213)
Purchases of furniture, fixtures, equipment and improvements	(12,914)	(26,427)	(54,732)	(72,747)
Free cash flow	112,600	105,943	267,057	194,933
Merger and acquisition expenses paid, net of tax benefit	354	457	1,603	6,524
Adjusted free cash flow	$112,954	$106,400	$268,660	$201,457

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	March 31,		Favorable /
	2025	2024	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	20.3	16.7	(22)%
Three months ended	20.4	17.0	(20)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.8	1%
Three months ended	7.7	7.8	1%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,193	3,842	(9)%
Three months ended	4,191	3,915	(7)%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2024 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2024.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report which is incorporated to this Part II, Item 1 by reference.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2024 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Governmental Regulation Update” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2024 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2024 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended March 31, 2025 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased (1)	Average Price Paid Per Share (1), (2)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (2), (3)
January 1 through January 31, 2025	51,568	$111.77	—	$115,000
February 1 through February 28, 2025	525,000	113.54	525,000	55,391
March 1 through March 31, 2025	—	—	—	55,391
Total	576,568	113.38	525,000

(1)In January 2025, 51,568 shares of the Company’s common stock were withheld by the Company to satisfy tax obligations that arose upon vesting of certain restricted stock granted pursuant to shareholder approved plans. These shares were not acquired pursuant to a publicly announced repurchase plan.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(3)In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $55.4 million is currently remaining.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
10.1	Amendment to Employment Agreement between Rick L. Wessel and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.1	03/05/2025
10.2	Amendment to Employment Agreement between T. Brent Stuart and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.2	03/05/2025
10.3	Amendment to Employment Agreement between R. Douglas Orr and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.3	03/05/2025
10.4	Amendment to Employment Agreement between Howard Hambleton and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.4	03/05/2025
10.5	Amendment to Employment Agreement between Raul Ramos and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.5	03/05/2025
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2025	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)