Form 10-Q
period 2025-06-30
FirstCash Holdings, Inc.
filed 2025-07-28
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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

As of July 23, 2025, there were 44,364,566 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, outlook and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”) and the Company’s previously announced acquisition of H&T Group plc (“H&T”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, outlook and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the current regulatory environment under the current presidential administration; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; risks related to the acquisition of H&T, in particular, the ability to obtain the necessary regulatory approvals from the United Kingdom Financial Conduct Authority (“FCA”) and to satisfy the other closing conditions in the expected timeframe, if at all, and the ability to achieve the anticipated benefits from the acquisition of H&T; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; impact of store closures, financial difficulties or even bankruptcies at the merchant partners of the Company’s retail POS payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners, including those outside of the furniture vertical; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2025	2024	2024
ASSETS
Cash and cash equivalents	$101,467	$113,693	$175,095
Accounts receivable, net	76,062	72,158	73,325
Pawn loans	550,718	491,731	517,867
Finance receivables, net	154,518	105,401	147,501
Inventories	355,733	315,424	334,580
Leased merchandise, net	100,689	142,935	128,437
Prepaid expenses and other current assets	35,667	31,923	26,943
Total current assets	1,374,854	1,273,265	1,403,748

Property and equipment, net	750,862	661,005	717,916
Operating lease right of use asset	342,859	324,651	324,646
Goodwill	1,826,184	1,794,957	1,787,172
Intangible assets, net	204,643	253,910	228,858
Other assets	9,805	9,606	9,934
Deferred tax assets, net	5,042	5,014	4,712
Total assets	$4,514,249	$4,322,408	$4,476,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$145,035	$141,314	$171,540
Customer deposits and prepayments	80,848	76,452	72,703
Lease liability, current	100,845	97,809	95,161
Total current liabilities	326,728	315,575	339,404

Revolving unsecured credit facilities	152,000	150,000	198,000
Senior unsecured notes	1,532,865	1,529,870	1,531,346
Deferred tax liabilities, net	125,290	129,060	128,574
Lease liability, non-current	237,198	219,454	225,498
Total liabilities	2,374,081	2,343,959	2,422,822

Stockholders’ equity:
Common stock	575	575	575
Additional paid-in capital	1,760,179	1,760,986	1,767,569
Retained earnings	1,520,677	1,296,721	1,411,083
Accumulated other comprehensive loss	(96,267)	(84,366)	(129,596)
Common stock held in treasury, at cost	(1,044,996)	(995,467)	(995,467)
Total stockholders’ equity	2,140,168	1,978,449	2,054,164
Total liabilities and stockholders’ equity	$4,514,249	$4,322,408	$4,476,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Retail merchandise sales	$385,125	$363,463	$756,181	$730,284
Pawn loan fees	190,822	181,046	382,693	360,581
Leased merchandise income	139,784	194,570	296,702	400,241
Interest and fees on finance receivables	76,075	56,799	149,488	114,186
Wholesale scrap jewelry sales	38,816	35,134	81,981	62,090
Total revenue	830,622	831,012	1,667,045	1,667,382

Cost of revenue:
Cost of retail merchandise sold	230,326	218,147	454,450	441,676
Depreciation of leased merchandise	78,272	110,157	167,091	230,441
Provision for lease losses	32,543	47,653	60,105	90,663
Provision for loan losses	41,761	31,116	78,121	61,534
Cost of wholesale scrap jewelry sold	34,904	28,542	70,259	51,831
Total cost of revenue	417,806	435,615	830,026	876,145

Net revenue	412,816	395,397	837,019	791,237

Expenses and other income:
Operating expenses	222,493	228,369	437,079	449,505
Administrative expenses	59,263	46,602	107,786	90,620
Depreciation and amortization	25,864	26,547	51,366	52,574
Interest expense	26,337	25,187	53,808	50,605
Interest income	(527)	(261)	(1,756)	(1,004)
(Gain) loss on foreign exchange	(1,271)	1,437	(1,285)	1,251
Merger and acquisition expenses	2,777	1,364	3,239	1,961
Other income, net	(3,199)	(26)	(5,514)	(2,338)
Total expenses and other income	331,737	329,219	644,723	643,174

Income before income taxes	81,079	66,178	192,296	148,063

Provision for income taxes	21,274	17,105	48,900	37,622

Net income	$59,805	$49,073	$143,396	$110,441

Earnings per share:
Basic	$1.35	$1.09	$3.22	$2.44
Diluted	$1.34	$1.08	$3.21	$2.44

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$59,805	$49,073	$143,396	$110,441
Other comprehensive income (loss):
Currency translation adjustment	34,273	(47,664)	33,329	(41,329)
Comprehensive income	$94,078	$1,409	$176,725	$69,112

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2024	57,547	$575	$1,767,569	$1,411,083	$(129,596)	12,795	$(995,467)	$2,054,164
Shares issued under share-based compensation plan, net of 52 shares net-settled	—	—	(16,440)	—	—	(137)	10,676	(5,764)
Share-based compensation expense	—	—	4,462	—	—	—	—	4,462
Net income	—	—	—	83,591	—	—	—	83,591
Cash dividends ($0.38 per share)	—	—	—	(16,944)	—	—	—	(16,944)
Currency translation adjustment	—	—	—	—	(944)	—	—	(944)
Purchases of treasury stock, including excise tax	—	—	—	—	—	525	(60,205)	(60,205)
As of 3/31/2025	57,547	$575	$1,755,591	$1,477,730	$(130,540)	13,183	$(1,044,996)	$2,058,360
Share-based compensation expense	—	—	4,588	—	—	—	—	4,588
Net income	—	—	—	59,805	—	—	—	59,805
Cash dividends ($0.38 per share)	—	—	—	(16,858)	—	—	—	(16,858)
Currency translation adjustment	—	—	—	—	34,273	—	—	34,273
As of 6/30/2025	57,547	$575	$1,760,179	$1,520,677	$(96,267)	13,183	$(1,044,996)	$2,140,168

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2025	2024
Cash flow from operating activities:
Net income	$143,396	$110,441
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	167,091	230,441
Provision for lease losses	60,105	90,663
Provision for loan losses	78,121	61,534
Share-based compensation expense	9,050	8,203
Depreciation and amortization expense	51,366	52,574
Amortization of debt issuance costs	1,971	1,763
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(29,161)	(15,471)
Impairments and dispositions of certain other assets	—	1,461
Deferred income taxes, net	(3,282)	(6,668)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(1,410)	(965)
Inventories purchased directly from customers, wholesalers or manufacturers	(4,125)	(777)
Leased merchandise, net	(199,448)	(292,848)
Prepaid expenses and other assets	(7,201)	(1,654)
Accounts payable, accrued liabilities and other liabilities	(21,963)	(16,185)
Income taxes	(1,016)	6,207
Net cash flow provided by operating activities	243,494	228,719
Cash flow from investing activities:
Pawn loans, net (1)	(30,592)	(20,887)
Finance receivables, net	(55,977)	(37,563)
Purchases of furniture, fixtures, equipment and improvements	(25,866)	(42,664)
Purchases of store real property	(28,126)	(21,100)
Acquisitions of pawn stores, net of cash acquired	(33,649)	(65,650)
Net cash flow used in investing activities	(174,210)	(187,864)
Cash flow from financing activities:
Borrowings from unsecured credit facilities	172,000	300,000
Repayments of unsecured credit facilities	(218,000)	(718,000)
Issuance of senior unsecured notes	—	500,000
Debt issuance costs paid	—	(9,094)
Purchases of treasury stock	(60,459)	(85,000)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(5,764)	(7,007)
Dividends paid	(33,802)	(31,749)
Net cash flow used in financing activities	(146,025)	(50,850)

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2025	2024
Effect of exchange rates on cash	3,113	(3,330)
Change in cash and cash equivalents	(73,628)	(13,325)
Cash and cash equivalents at beginning of the period	175,095	127,018
Cash and cash equivalents at end of the period	$101,467	$113,693

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 3, 2025. The consolidated financial statements as of June 30, 2025 and 2024, and for the three month and six month periods ended June 30, 2025 and 2024, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

Reclassification

For purposes of comparability, certain prior period amounts in the consolidated statements of income have been reclassified in order to conform to the current period presentation.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income	$59,805	$49,073	$143,396	$110,441

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,365	45,122	44,506	45,183
Effect of dilutive securities:
Restricted stock unit awards	187	167	164	155
Weighted-average common shares for calculating diluted earnings per share	44,552	45,289	44,670	45,338

Earnings per share:
Basic	$1.35	$1.09	$3.22	$2.44
Diluted	$1.34	$1.08	$3.21	$2.44

Note 3 - Acquisitions

Pending H&T Acquisition

On May 14, 2025, the Company agreed on final terms of the acquisition of H&T, the leading pawn operator in the United Kingdom with 285 store locations. The Company will acquire the entire issued and to be issued share capital of H&T by means of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended (“H&T Acquisition”). Under the terms of the H&T Acquisition, H&T shareholders will be entitled to receive 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, is approximately £291.4 million ($396.3 million USD using GBP/USD exchange rate of 1.36) and H&T had outstanding indebtedness of approximately £72.6 million as of June 30, 2025 ($98.7 million USD using GBP/USD exchange rate of 1.36), which the Company expects will remain outstanding following the closing of the acquisition.

On July 2, 2025, the H&T shareholders approved the H&T Acquisition, which is expected to be consummated in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions, including, but not limited to, receipt of the required approvals by the FCA.

U.S. Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the six months ended June 30, 2025, the Company acquired four pawn stores in the U.S. in two separate transactions. The aggregate purchase price for these acquisitions totaled $33.0 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $31.3 million in cash paid during the six months ended June 30, 2025 and remaining short-term amounts payable to certain of the sellers of $1.7 million. During the six months ended June 30, 2025, the Company also paid $2.3 million of purchase price amounts payable related to prior-year pawn acquisitions.

The purchase price of each of the 2025 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. These acquisitions were not material individually or in the aggregate to the Company’s consolidated financial statements.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.2 years as of June 30, 2025 and 4.1 years as of June 30, 2024.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2025 and 2024 was 8.5% and 8.3%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $1.6 million and a loss of $1.9 million during the three months ended June 30, 2025 and 2024, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2025 and 2024, the Company recognized a foreign currency gain of $1.5 million and a loss of $1.6 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease expense	$36,588	$37,553	$71,217	$74,472
Variable lease expense (1)	4,913	5,007	9,717	10,028
Total operating lease expense	$41,501	$42,560	$80,934	$84,500

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2025 (in thousands):

Six months ending December 31, 2025	$64,679
2026	113,917
2027	86,104
2028	62,821
2029	37,494
Thereafter	35,870
Total	$400,885
Less amount of lease payments representing interest	(62,842)
Total present value of lease payments	$338,043

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$64,927	$67,055
Leased assets obtained in exchange for new operating lease liabilities	$61,208	$65,019

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025, June 30, 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the six months ended June 30, 2025.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of June 30, 2025, June 30, 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$101,467	$101,467	$101,467	$—	$—
Accounts receivable, net	76,062	76,062	—	—	76,062
Pawn loans	550,718	550,718	—	—	550,718
Finance receivables, net (1)	154,518	313,281	—	—	313,281
	$882,765	$1,041,528	$101,467	$—	$940,061

Financial liabilities:
Revolving unsecured credit facilities	$152,000	$152,000	$—	$152,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,548,000	—	1,548,000	—
	$1,702,000	$1,700,000	$—	$1,700,000	$—

(1)Finance receivables, gross as of June 30, 2025 was $311.4 million. See Note 6.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$113,693	$113,693	$113,693	$—	$—
Accounts receivable, net	72,158	72,158	—	—	72,158
Pawn loans	491,731	491,731	—	—	491,731
Finance receivables, net (1)	105,401	231,587	—	—	231,587
	$782,983	$909,169	$113,693	$—	$795,476

Financial liabilities:
Revolving unsecured credit facilities	$150,000	$150,000	$—	$150,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,484,000	—	1,484,000	—
	$1,700,000	$1,634,000	$—	$1,634,000	$—

(1)Finance receivables, gross as of June 30, 2024 was $227.7 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$175,095	$175,095	$175,095	$—	$—
Accounts receivable, net	73,325	73,325	—	—	73,325
Pawn loans	517,867	517,867	—	—	517,867
Finance receivables, net (1)	147,501	296,526	—	—	296,526
	$913,788	$1,062,813	$175,095	$—	$887,718

Financial liabilities:
Revolving unsecured credit facilities	$198,000	$198,000	$—	$198,000	$—
Senior unsecured notes (outstanding principal)	1,550,000	1,503,000	—	1,503,000	—
	$1,748,000	$1,701,000	$—	$1,701,000	$—

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

The carrying value of the unsecured credit facilities approximates fair value as of June 30, 2025, June 30, 2024 and December 31, 2024. The fair value of the unsecured credit facilities is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the unsecured credit facilities have a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) or the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) and reprice with any changes in SOFR or TIIE. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of June 30,		As of December 31,
	2025	2024	2024
Finance receivables, gross	$311,424	$227,694	$294,166
Merchant partner discounts and premiums, net	(27,946)	(16,935)	(22,833)
Unearned origination fees	(6,086)	(5,397)	(6,827)
Finance receivables, amortized cost	277,392	205,362	264,506
Less allowance for loan losses	(122,874)	(99,961)	(117,005)
Finance receivables, net	$154,518	$105,401	$147,501

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$118,342	$96,020	$117,005	$96,454
Provision for loan losses	41,761	31,116	78,121	61,534
Charge-offs	(40,078)	(28,813)	(78,497)	(62,092)
Recoveries	2,849	1,638	6,245	4,065
Balance at end of period	$122,874	$99,961	$122,874	$99,961

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of June 30, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	Total
As of June 30, 2025
Delinquency:
1 to 30 days past due	$17,683	$9,968	$489	$28,140
31 to 60 days past due	9,946	6,998	348	17,292
61 to 89 days past due (1)	6,189	5,853	321	12,363
Total past due finance receivables	33,818	22,819	1,158	57,795
Current finance receivables	143,543	72,667	3,387	219,597
Finance receivables, amortized cost	$177,361	$95,486	$4,545	$277,392

	Origination Year
	2024	2023	2022	Total
As of June 30, 2024
Delinquency:
1 to 30 days past due	$12,057	$8,377	$519	$20,953
31 to 60 days past due	6,054	4,883	364	11,301
61 to 89 days past due (1)	4,089	4,754	342	9,185
Total past due finance receivables	22,200	18,014	1,225	41,439
Current finance receivables	103,684	56,747	3,492	163,923
Finance receivables, amortized cost	$125,884	$74,761	$4,717	$205,362

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the six months ended June 30, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	2022	Total
Finance receivables gross charge-offs:
Gross charge-offs during the six months ended June 30, 2025	$9,902	$63,060	$5,535	$—	$78,497

Gross charge-offs during the six months ended June 30, 2024	—	6,589	50,049	5,454	62,092

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of June 30,		As of December 31,
	2025	2024	2024
Leased merchandise	$260,373	$364,831	$319,444
Processing fees	(2,229)	(3,824)	(2,960)
Merchant partner (discounts) and premiums, net	(34)	1,851	493
Accumulated depreciation	(87,754)	(117,145)	(108,283)
Leased merchandise, before allowance for lease losses	170,356	245,713	208,694
Less allowance for lease losses	(69,667)	(102,778)	(80,257)
Leased merchandise, net	$100,689	$142,935	$128,437

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance at beginning of period	$68,785	$95,127	$80,257	$95,127
Provision for lease losses	32,543	47,653	60,105	90,663
Charge-offs	(33,633)	(41,666)	(75,007)	(86,679)
Recoveries	1,972	1,664	4,312	3,667
Balance at end of period	$69,667	$102,778	$69,667	$102,778

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2025	2024	2024
Revolving unsecured credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$152,000	$150,000	$198,000
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving unsecured credit facilities	152,000	150,000	198,000

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (2)	496,135	495,031	495,577
5.625% senior unsecured notes due 2030 (3)	544,643	543,632	544,130
6.875% senior unsecured notes due 2032 (4)	492,087	491,207	491,639
Total senior unsecured notes	1,532,865	1,529,870	1,531,346

Total long-term debt	$1,684,865	$1,679,870	$1,729,346

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)As of June 30, 2025, June 30, 2024 and December 31, 2024, deferred debt issuance costs of $3.9 million, $5.0 million and $4.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(3)As of June 30, 2025, June 30, 2024 and December 31, 2024, deferred debt issuance costs of $5.4 million, $6.4 million and $5.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(4)As of June 30, 2025, June 30, 2024 and December 31, 2024, deferred debt issuance costs of $7.9 million, $8.8 million and $8.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2025, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029.

On May 13, 2025, the Credit Facility was amended (the “2025 Amendment”) in order to modify certain financial covenants in anticipation of the H&T Acquisition. Under the 2025 Amendment, the non-loan party investment basket was increased from 20% of consolidated net worth to 25% of consolidated net worth and the permitted consolidated leverage ratio was increased to 3.75 times adjusted EBITDA through December 31, 2025 and then it decreases to 3.50 times adjusted EBITDA through December 31, 2026. The consolidated leverage ratio will revert to 3.25 times adjusted EBITDA effective January 1, 2027. The 2025 Amendment also includes additional limits to certain restricted payments when the consolidated leverage ratio is equal to or greater than 3.0 times adjusted EBITDA, which are more fully described in the 2025 Amendment. The 2025 Amendment becomes effective only after a loan party makes an investment in a non-loan party, including a foreign subsidiary, in excess of $200.0 million. The consummation of the H&T Acquisition would involve an investment in a non-loan party in excess of $200.0 million and cause the 2025 Amendment to become effective.

As of June 30, 2025, the Company had $152.0 million in outstanding borrowings and $2.7 million in outstanding letters of credit under the Credit Facility, leaving $545.3 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of

0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2025 was 6.82% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2025. During the six months ended June 30, 2025, the Company made net payments of $46.0 million pursuant to the Credit Facility.

Acquisition Bridge Credit Agreement

In connection with the anticipated H&T Acquisition, the Company entered into a Bridge Term Loan Credit Agreement (“Bridge Facility”), dated as of May 14, 2025, with Jefferies Finance LLC (as administrative agent and lender) providing the Company certain borrowings in an aggregate amount of up to £299.0 million. The Bridge Facility provides a backstop for the anticipated financing of the H&T Acquisition and satisfies the “certain funds” requirements under the United Kingdom City Code on Takeovers and Mergers. The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions, including, but not limited to, the consummation of the H&T Acquisition contemporaneously with the initial funding of the Bridge Facility. The Company expects to replace the Bridge Facility prior to the closing date of the H&T Acquisition by borrowing on its existing Credit Facility to finance the H&T Acquisition and to pay related fees and expenses.

Revolving Unsecured Uncommitted Credit Facility

As of June 30, 2025, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2025. As of June 30, 2025, the Company had no amount outstanding under the Mexico Credit Facility and $31.8 million ($600.0 million pesos) available for future borrowings.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2025, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2025, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2025, the Company’s consolidated total debt ratio was 2.5 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

The Company believes it has meritorious defenses to all of the claims and intends to vigorously defend itself against such claims. However, legal and regulatory proceedings involve an inherent level of uncertainty and no assurances can be given regarding the ultimate outcome of any such matters or whether an adverse outcome would not have a material adverse impact on the Company’s financial position, results of operations, or cash flows. Other than as described below, the Company is unable to determine whether a future loss will be incurred for any of its material outstanding legal and regulatory proceedings or to estimate a range of loss with respect to such proceeding, if any, and accordingly, no material amounts have been accrued in the Company’s financial statements for legal and regulatory proceedings.

On November 12, 2021, the Consumer Financial Protection Bureau (“CFPB”) initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB’s lawsuit alleged violations of the Military Lending Act in connection with pawn transactions. The CFPB sought an injunction, redress for affected borrowers and a civil monetary penalty. On July 11, 2025, with the District Court’s approval and without admitting or denying the allegations, the Company and the CFPB agreed to settle and resolve all matters in dispute. As part of the settlement, the Company has agreed to offer a new pawn lending product for covered members of the U.S. military and their immediate families and dependents. Additionally, the Company will pay consumer redress in fees or principal returned to affected customers, which is estimated by the Company to be no more than $7.0 million, and a $4.0 million fine to the CFPB victims' relief fund. As a result, the Company accrued $11.0 million during the three months ended June 30, 2025 to reflect the settlement, which is included in administrative expenses in the consolidated statements of income.

Pending H&T Acquisition

Under the terms of the pending H&T Acquisition, H&T shareholders will be entitled to receive 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, is approximately £291.4 million ($396.3 million USD using GBP/USD exchange rate of 1.36) and H&T had outstanding indebtedness of approximately £72.6 million as of June 30, 2025 ($98.7 million USD using GBP/USD exchange rate of 1.36), which the Company expects will remain outstanding following the closing of the H&T Acquisition. The Company intends to borrow on its Credit Facility to finance the H&T Acquisition, which may include the repayment of H&T’s outstanding indebtedness if such debt does not remain outstanding following the closing of the H&T Acquisition, and to pay related fees and expenses. The Company also entered into the Bridge Facility, which provides a backstop for the anticipated financing of the H&T Acquisition and satisfies the “certain funds” requirements under the United Kingdom City Code on Takeovers and Mergers. The H&T Acquisition is expected to be consummated in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions, including, but not limited to, receipt of the required approvals by the FCA.

Gold Forward Sales Contracts

As of June 30, 2025, the Company had contractual commitments to deliver a total of 72,500 gold ounces between July 2025 and June 2027 at a weighted-average price of $2,826 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 10 - Segment Information

The Company organizes its operations into three reportable segments as follows:

•U.S. pawn
•Latin America pawn
•Retail POS payment solutions (American First Finance “AFF”)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the U.S. pawn segment, Latin America pawn segment or retail POS payment solutions segment. Intersegment transactions relate to the Company offering AFF’s LTO payment solution in its U.S. pawn stores and are eliminated to arrive at consolidated totals.

The following tables present reportable segment information for the three and six month periods ended June 30, 2025 and 2024 as well as certain segment assets (in thousands):

	Three Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$249,918	$135,956	$—	$(749)	(1)	$385,125
Pawn loan fees	130,948	59,874	—	—		190,822
Leased merchandise income	—	—	139,784	—		139,784
Interest and fees on finance receivables	—	—	76,075	—		76,075
Wholesale scrap jewelry sales	28,740	10,076	—	—		38,816
Total revenue	409,606	205,906	215,859	(749)		830,622

Cost of revenue:
Cost of retail merchandise sold	143,149	87,579	—	(402)	(1)	230,326
Depreciation of leased merchandise	—	—	78,529	(257)	(1)	78,272
Provision for lease losses	—	—	32,667	(124)	(1)	32,543
Provision for loan losses	—	—	41,761	—		41,761
Cost of wholesale scrap jewelry sold	26,265	8,639	—	—		34,904
Total cost of revenue	169,414	96,218	152,957	(783)		417,806

Net revenue	240,192	109,688	62,902	34		412,816

Expenses and other income:
Operating expenses	133,815	64,414	24,264	—		222,493
Administrative expenses	—	—	—	59,263		59,263
Depreciation and amortization	8,091	4,294	699	12,780		25,864
Interest expense	—	—	—	26,337		26,337
Interest income	—	—	—	(527)		(527)
Gain on foreign exchange	—	—	—	(1,271)		(1,271)
Merger and acquisition expenses	—	—	—	2,777		2,777
Other income, net	—	—	—	(3,199)		(3,199)
Total expenses and other income	141,906	68,708	24,963	96,160		331,737

Income (loss) before income taxes	$98,286	$40,980	$37,939	$(96,126)		$81,079

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Six Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$501,143	$256,488	$—	$(1,450)	(1)	$756,181
Pawn loan fees	268,896	113,797	—	—		382,693
Leased merchandise income	—	—	296,702	—		296,702
Interest and fees on finance receivables	—	—	149,488	—		149,488
Wholesale scrap jewelry sales	62,232	19,749	—	—		81,981
Total revenue	832,271	390,034	446,190	(1,450)		1,667,045

Cost of revenue:
Cost of retail merchandise sold	288,907	166,318	—	(775)	(1)	454,450
Depreciation of leased merchandise	—	—	167,672	(581)	(1)	167,091
Provision for lease losses	—	—	60,271	(166)	(1)	60,105
Provision for loan losses	—	—	78,121	—		78,121
Cost of wholesale scrap jewelry sold	53,489	16,770	—	—		70,259
Total cost of revenue	342,396	183,088	306,064	(1,522)		830,026

Net revenue	489,875	206,946	140,126	72		837,019

Expenses and other income:
Operating expenses	262,766	125,831	48,482	—		437,079
Administrative expenses	—	—	—	107,786		107,786
Depreciation and amortization	15,691	8,730	1,404	25,541		51,366
Interest expense	—	—	—	53,808		53,808
Interest income	—	—	—	(1,756)		(1,756)
Gain on foreign exchange	—	—	—	(1,285)		(1,285)
Merger and acquisition expenses	—	—	—	3,239		3,239
Other income, net	—	—	—	(5,514)		(5,514)
Total expenses and other income	278,457	134,561	49,886	181,819		644,723

Income (loss) before income taxes	$211,418	$72,385	$90,240	$(181,747)		$192,296

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of June 30, 2025
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$400,143	$150,575	$—	$—		$550,718
Finance receivables, net	—	—	154,518	—		154,518
Inventories	252,885	102,848	—	—		355,733
Leased merchandise, net	—	—	100,852	(163)	(1)	100,689
Goodwill	1,154,790	185,189	486,205	—		1,826,184
Total assets	2,746,362	722,882	901,034	143,971		4,514,249

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$230,093	$134,445	$—	$(1,075)	(1)	$363,463
Pawn loan fees	120,332	60,714	—	—		181,046
Leased merchandise income	—	—	194,570	—		194,570
Interest and fees on finance receivables	—	—	56,799	—		56,799
Wholesale scrap jewelry sales	26,311	8,823	—	—		35,134
Total revenue	376,736	203,982	251,369	(1,075)		831,012

Cost of revenue:
Cost of retail merchandise sold	132,449	86,276	—	(578)	(1)	218,147
Depreciation of leased merchandise	—	—	110,567	(410)	(1)	110,157
Provision for lease losses	—	—	47,824	(171)	(1)	47,653
Provision for loan losses	—	—	31,116	—		31,116
Cost of wholesale scrap jewelry sold	21,269	7,273	—	—		28,542
Total cost of revenue	153,718	93,549	189,507	(1,159)		435,615

Net revenue	223,018	110,433	61,862	84		395,397

Expenses and other income:
Operating expenses	125,192	67,902	35,275	—		228,369
Administrative expenses	—	—	—	46,602		46,602
Depreciation and amortization	7,231	5,418	678	13,220		26,547
Interest expense	—	—	—	25,187		25,187
Interest income	—	—	—	(261)		(261)
Loss on foreign exchange	—	—	—	1,437		1,437
Merger and acquisition expenses	—	—	—	1,364		1,364
Other income, net	—	—	—	(26)		(26)
Total expenses and other income	132,423	73,320	35,953	87,523		329,219

Income (loss) before income taxes	$90,595	$37,113	$25,909	$(87,439)		$66,178

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Six Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Revenue:
Retail merchandise sales	$467,083	$265,294	$—	$(2,093)	(1)	$730,284
Pawn loan fees	243,306	117,275	—	—		360,581
Leased merchandise income	—	—	400,241	—		400,241
Interest and fees on finance receivables	—	—	114,186	—		114,186
Wholesale scrap jewelry sales	44,037	18,053	—	—		62,090
Total revenue	754,426	400,622	514,427	(2,093)		1,667,382

Cost of revenue:
Cost of retail merchandise sold	272,363	170,459	—	(1,146)	(1)	441,676
Depreciation of leased merchandise	—	—	231,341	(900)	(1)	230,441
Provision for lease losses	—	—	91,004	(341)	(1)	90,663
Provision for loan losses	—	—	61,534	—		61,534
Cost of wholesale scrap jewelry sold	36,535	15,296	—	—		51,831
Total cost of revenue	308,898	185,755	383,879	(2,387)		876,145

Net revenue	445,528	214,867	130,548	294		791,237

Expenses and other income:
Operating expenses	244,087	135,327	70,091	—		449,505
Administrative expenses	—	—	—	90,620		90,620
Depreciation and amortization	14,244	10,523	1,399	26,408		52,574
Interest expense	—	—	—	50,605		50,605
Interest income	—	—	—	(1,004)		(1,004)
Loss on foreign exchange	—	—	—	1,251		1,251
Merger and acquisition expenses	—	—	—	1,961		1,961
Other income, net	—	—	—	(2,338)		(2,338)
Total expenses and other income	258,331	145,850	71,490	167,503		643,174

Income (loss) before income taxes	$187,197	$69,017	$59,058	$(167,209)		$148,063

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of June 30, 2024
	U.S. Pawn	Latin America Pawn	Retail POS Payment Solutions	Corporate/ Eliminations		Consolidated
Pawn loans	$356,342	$135,389	$—	$—		$491,731
Finance receivables, net	—	—	105,401	—		105,401
Inventories	223,428	91,996	—	—		315,424
Leased merchandise, net	—	—	143,156	(221)	(1)	142,935
Goodwill	1,122,465	186,287	486,205	—		1,794,957
Total assets	2,550,290	677,107	957,028	137,983		4,322,408

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

On May 14, 2025, the Company agreed on final terms of the acquisition of H&T, the leading pawn operator in the United Kingdom with 285 store locations. The Company will acquire the entire issued and to be issued share capital of H&T by means of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended. On July 2, 2025, the H&T shareholders approved the H&T Acquisition, which is expected to be consummated in the third quarter of 2025, subject to the satisfaction of the remaining closing conditions, including, but not limited to, receipt of the required approvals by the FCA.

OPERATIONS AND LOCATIONS

Pawn Operations

As of June 30, 2025, the Company operated 3,027 pawn store locations composed of 1,194 stores in 29 U.S. states and the District of Columbia, 1,731 stores in 32 states in Mexico, 72 stores in Guatemala, 18 stores in El Salvador and 12 stores in Colombia.

The following tables detail pawn store count activity for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025
	U.S.	Latin America	Total
Total locations, beginning of period	1,197	1,826	3,023
New locations opened	1	9	10
Locations acquired	3	—	3
Consolidation of existing pawn locations (1)	(7)	(2)	(9)
Total locations, end of period	1,194	1,833	3,027

	Six Months Ended June 30, 2025
	U.S.	Latin America	Total
Total locations, beginning of period	1,200	1,826	3,026
New locations opened	2	19	21
Locations acquired	4	—	4
Consolidation of existing pawn locations (1)	(12)	(12)	(24)
Total locations, end of period	1,194	1,833	3,027

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

POS Payment Solutions

As of June 30, 2025, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 15,300 active retail merchant partner locations located in all 50 U.S. states, the District of Columbia and Puerto Rico. This compares to the active door count of approximately 12,800 locations at June 30, 2024.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2024 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2025.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Three Months Ended
	June 30,
	2025	2024	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$249,918	$230,093	9%
Pawn loan fees	130,948	120,332	9%
Wholesale scrap jewelry sales	28,740	26,311	9%
Total revenue	409,606	376,736	9%

Cost of revenue:
Cost of retail merchandise sold (2)	143,149	132,449	8%
Cost of wholesale scrap jewelry sold	26,265	21,269	23%
Total cost of revenue	169,414	153,718	10%

Net revenue	240,192	223,018	8%

Segment expenses:
Operating expenses	133,815	125,192	7%
Depreciation and amortization	8,091	7,231	12%
Total segment expenses	141,906	132,423	7%

Segment pre-tax operating income	$98,286	$90,595	8%

Operating metrics:
Retail merchandise sales margin	43%	42%
Net revenue margin	59%	59%
Segment pre-tax operating margin	24%	24%

(1)Includes $0.7 million and $1.1 million of retail merchandise sales from intersegment transactions for the three months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the three months ended June 30, 2025 and 2024 totaled $249.2 million and $229.0 million, respectively.

(2)Includes $0.4 million and $0.6 million of cost of retail merchandise sold from intersegment transactions for the three months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the three months ended June 30, 2025 and 2024 totaled $142.7 million and $131.9 million, respectively.

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the U.S. pawn segment, as of June 30, 2025 compared to June 30, 2024 (dollars in thousands, except as otherwise noted):

	As of June 30,
	2025	2024	Increase
U.S. Pawn Segment
Earning assets:
Pawn loans	$400,143	$356,342	12%
Inventories	252,885	223,428	13%
	$653,028	$579,770	13%

Average outstanding pawn loan amount (in ones)	$286	$260	10%

Composition of pawn collateral:
General merchandise	28%	30%
Jewelry	72%	70%
	100%	100%

Composition of inventories:
General merchandise	39%	43%
Jewelry	61%	57%
	100%	100%

Percentage of inventory aged greater than one year	1.9%	1.3%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	2.8 times

Store count	1,194	1,201	(1)%
Weighted-average store count for the three months ended June 30	1,196	1,199	—%
Weighted-average store count for the six months ended June 30	1,198	1,190	1%

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 9% to $249.9 million during the second quarter of 2025 compared to $230.1 million for the second quarter of 2024. Same-store retail sales increased 7% in the second quarter of 2025 compared to the second quarter of 2024. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the second quarter of 2025 compared to the second quarter of 2024. The gross profit margin on retail merchandise sales in the U.S. was 43% during the second quarter of 2025 compared to 42% during the second quarter of 2024.

U.S. inventories increased 13% to $252.9 million at June 30, 2025 compared to $223.4 million at June 30, 2024. The increase was primarily due to increases in pawn loan receivable balances creating more forfeited inventory. Inventories aged greater than one year in the U.S. were 1.9% at June 30, 2025 compared to 1.3% at June 30, 2024.

Pawn Lending Operations

U.S. pawn loan receivables as of June 30, 2025 increased 12% in total and 13% on a same-store basis compared to June 30, 2024. The Company believes the increase in same-store pawn receivables was primarily due to higher gold prices, which increased customers’ collateral value to borrow against.

U.S. pawn loan fees increased 9% to $130.9 million during the second quarter of 2025 compared to $120.3 million for the second quarter of 2024. Same-store pawn loan fees also increased 9% in the second quarter of 2025 compared to the second quarter of 2024. The increase in total and same-store pawn loan fees was primarily due to the higher pawn loan balances.

Segment Expenses

U.S. operating expenses increased 7% to $133.8 million during the second quarter of 2025 compared to $125.2 million during the second quarter of 2024 while same-store operating expenses increased 6% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the second quarter of 2025 was $98.3 million, which generated a pre-tax segment operating margin of 24% compared to $90.6 million and 24% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was impacted by a 13% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2025 compared to June 30, 2024 was also impacted by a 3% unfavorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Three Months
				Ended
	Three Months Ended			June 30,	Increase /
	June 30,		Increase /	2025	(Decrease)
	2025	2024	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$135,956	$134,445	1%	$153,234	14%
Pawn loan fees	59,874	60,714	(1)%	67,497	11%
Wholesale scrap jewelry sales	10,076	8,823	14%	10,076	14%
Total revenue	205,906	203,982	1%	230,807	13%

Cost of revenue:
Cost of retail merchandise sold	87,579	86,276	2%	98,641	14%
Cost of wholesale scrap jewelry sold	8,639	7,273	19%	9,811	35%
Total cost of revenue	96,218	93,549	3%	108,452	16%

Net revenue	109,688	110,433	(1)%	122,355	11%

Segment expenses:
Operating expenses	64,414	67,902	(5)%	72,340	7%
Depreciation and amortization	4,294	5,418	(21)%	4,804	(11)%
Total segment expenses	68,708	73,320	(6)%	77,144	5%

Segment pre-tax operating income	$40,980	$37,113	10%	$45,211	22%

Operating metrics:
Retail merchandise sales margin	36%	36%		36%
Net revenue margin	53%	54%		53%
Segment pre-tax operating margin	20%	18%		20%

The following table details earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Latin America pawn segment, as of June 30, 2025 compared to June 30, 2024 (dollars in thousands, except as otherwise noted):

				Constant Currency Basis
				As of
				June 30,
	As of June 30,			2025	Increase
	2025	2024	Increase	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Earning assets:
Pawn loans	$150,575	$135,389	11%	$154,466	14%
Inventories	102,848	91,996	12%	105,501	15%
	$253,423	$227,385	11%	$259,967	14%

Average outstanding pawn loan amount (in ones)	$96	$89	8%	$98	10%

Composition of pawn collateral:
General merchandise	57%	63%
Jewelry	43%	37%
	100%	100%

Composition of inventories:
General merchandise	59%	69%
Jewelry	41%	31%
	100%	100%

Percentage of inventory aged greater than one year	1.5%	1.2%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	4.1 times	4.3 times

Store count	1,833	1,817	1%
Weighted-average store count for the three months ended June 30	1,830	1,814	1%
Weighted-average store count for the six months ended June 30	1,828	1,819	—%

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 1% (14% on a constant currency basis) to $136.0 million during the second quarter of 2025 compared to $134.4 million for the second quarter of 2024. Same-store retail sales were flat (13% increase on a constant currency basis) during the second quarter of 2025 compared to the second quarter of 2024. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the second quarter of 2025 compared to the second quarter of 2024. The gross profit margin on retail merchandise sales was 36% during both the second quarter of 2025 and 2024.

Latin America inventories increased 12% (15% on a constant currency basis) to $102.8 million at June 30, 2025 compared to $92.0 million at June 30, 2024. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory. Inventories aged greater than one year in Latin America were 1.5% at both June 30, 2025 and 2024.

Pawn Lending Operations

Latin America pawn loan receivables increased 11% (14% increase on a constant currency basis) as of June 30, 2025 compared to June 30, 2024. On a same-store basis, pawn loan receivables increased 10% (13% increase on a constant currency basis) as of June 30, 2025 compared to June 30, 2024. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes, driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees decreased 1% (11% increase on a constant currency basis), totaling $59.9 million during the second quarter of 2025 compared to $60.7 million for the second quarter of 2024. Same-store pawn fees decreased 2% (11% increase on a constant currency basis) in the second quarter of 2025 compared to the second quarter of 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses decreased 5% (7% increase on a constant currency basis) to $64.4 million during the second quarter of 2025 compared to $67.9 million during the second quarter of 2024. Same-store operating expenses also decreased 5% (7% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by slightly increased store counts, general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the second quarter of 2025 was $41.0 million, which generated a pre-tax segment operating margin of 20% compared to $37.1 million and 18% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily due to a decrease in operating expenses.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Three Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$139,784	$194,570	(28)%
Interest and fees on finance receivables	76,075	56,799	34%
Total revenue	215,859	251,369	(14)%

Cost of revenue:
Depreciation of leased merchandise (1)	78,529	110,567	(29)%
Provision for lease losses (2)	32,667	47,824	(32)%
Provision for loan losses	41,761	31,116	34%
Total cost of revenue	152,957	189,507	(19)%

Net revenue	62,902	61,862	2%

Segment expenses:
Operating expenses	24,264	35,275	(31)%
Depreciation and amortization	699	678	3%
Total segment expenses	24,963	35,953	(31)%

Segment pre-tax operating income	$37,939	$25,909	46%

(1)Includes $0.3 million and $0.4 million of depreciation of leased merchandise from intersegment transactions for the three months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the three months ended June 30, 2025 and 2024 totaled $78.3 million and $110.2 million, respectively.

(2)Includes $0.1 million and $0.2 million of provision for lease losses from intersegment transactions for the three months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended June 30, 2025 and 2024 totaled $32.5 million and $47.7 million, respectively.

The following table provides a detail of gross transaction volumes originated during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Leased merchandise	$110,516	$146,778	(25)%
Finance receivables	149,943	105,258	42%
Total gross transaction volume	$260,459	$252,036	3%

The following table details retail POS payment solutions earning assets as of June 30, 2025 as compared to June 30, 2024 (dollars in thousands):

	As of June 30,		Increase /
	2025	2024	(Decrease)
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$170,824	$246,457	(31)%
Less allowance for lease losses	(69,972)	(103,301)	(32)%
Leased merchandise, net (1)	$100,852	$143,156	(30)%

Finance receivables, net:
Finance receivables, before allowance for loan losses	$277,392	$205,362	35%
Less allowance for loan losses	(122,874)	(99,961)	23%
Finance receivables, net	$154,518	$105,401	47%

(1)Includes $0.2 million of intersegment transactions as of both June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated net leased merchandise as of June 30, 2025 and 2024 totaled $100.7 million and $142.9 million, respectively.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$69,077	$95,786	(28)%
Provision for lease losses (1)	32,667	47,824	(32)%
Charge-offs	(33,744)	(41,973)	(20)%
Recoveries	1,972	1,664	19%
Balance at end of period	$69,972	$103,301	(32)%

Leased merchandise portfolio metrics:
Provision rate (2)	30%	33%
Average monthly net charge-off rate (3)	6.2%	5.4%
Delinquency rate (4)	23.2%	23.0%

Allowance for loan losses:
Balance at beginning of period	$118,342	$96,020	23%
Provision for loan losses	41,761	31,116	34%
Charge-offs	(40,078)	(28,813)	39%
Recoveries	2,849	1,638	74%
Balance at end of period	$122,874	$99,961	23%

Finance receivables portfolio metrics:
Provision rate (2)	28%	30%
Average monthly net charge-off rate (3)	4.6%	4.5%
Delinquency rate (4)	20.6%	20.0%

(1)Includes $0.1 million and $0.2 million of provision for lease losses from intersegment transactions for the three months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the three months ended June 30, 2025 and 2024 totaled $32.5 million and $47.7 million, respectively.

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 31% to $170.8 million as of June 30, 2025 compared to $246.5 million as of June 30, 2024. The decrease was primarily due to reduced originations resulting from the bankruptcy filings in late 2024 for two of AFF’s larger retail furniture merchant partners, American Freight Warehouse (“A-Freight”) and Conn’s Home Plus (“Conn’s”).

The allowance for lease losses decreased 32% to $70.0 million as of June 30, 2025 compared to $103.3 million as of June 30, 2024, which was primarily due to the decrease in leased merchandise and lower lease loss provisioning rates used during the second quarter of 2025 as compared to second quarter of 2024. As a percentage of lease merchandise, the allowance was 41% at June 30, 2025 and 42% at June 30, 2024.

Leased merchandise income decreased 28% to $139.8 million during the second quarter of 2025 compared to $194.6 million during the second quarter of 2024, which was primarily due to lower average leased merchandise balances outstanding during the second quarter of 2025 compared to the second quarter of 2024.

Depreciation of leased merchandise decreased 29% to $78.5 million during the second quarter of 2025 compared to $110.6 million during the second quarter of 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly to 56% during the second quarter of 2025 from 57% during the second quarter of 2024.

Provision for lease losses decreased 32% to $32.7 million during the second quarter of 2025 compared to $47.8 million during the second quarter of 2024, which was primarily due to the 25% decrease in gross transaction volumes and a decrease in the net provisioning rates used during the second quarter of 2025. As a percentage of gross transaction volume, the provision for lease losses decreased to 30% during the second quarter of 2025 compared to 33% during the second quarter of 2024.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 35% as of June 30, 2025 compared to June 30, 2024. The increase was primarily due to increased gross transaction volumes in certain non-furniture industry verticals.

The allowance for loan losses increased 23% to $122.9 million as of June 30, 2025 compared to $100.0 million as of June 30, 2024, which was primarily due to the increase in finance receivables, partially offset by lower loan loss provisioning rates used during the second quarter of 2025 compared to the second quarter of 2024. As a percentage of finance receivables, the allowance was 44% at June 30, 2025 compared to 49% at June 30, 2024.

Interest and fees on finance receivables increased 34% to $76.1 million during the second quarter of 2025 compared to $56.8 million during the second quarter of 2024. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals during the second quarter of 2025, some of which are provided at lower interest rates.

Provision for loan losses increased 34% to $41.8 million during the second quarter of 2025 compared to $31.1 million during the second quarter of 2024, which was primarily due to the 42% increase in gross transaction volume, partially offset by a decrease in the net provisioning rates used during the second quarter of 2025 based on lower than expected charge-off rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased to 28% during the second quarter of 2025 from 30% during the second quarter of 2024.

Segment Expenses

Operating expenses decreased 31% to $24.3 million during the second quarter of 2025 compared to $35.3 million during the second quarter of 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the A-Freight and Conn’s relationships along with continued realization of operating synergies, primarily in technology and development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during the second quarter of 2025 compared to 14% during the second quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the second quarter of 2025 was $37.9 million compared to $25.9 million in the second quarter of 2024. The increase was primarily the result of the increase in segment net revenue and a decrease in operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended
	June 30,
	2025	2024
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. pawn	$98,286	$90,595
Latin America pawn	40,980	37,113
Retail POS payment solutions	37,939	25,909
Intersegment elimination (1)	34	84
Consolidated segment pre-tax operating income	177,239	153,701

Corporate expenses and other income:
Administrative expenses	59,263	46,602
Depreciation and amortization	12,780	13,220
Interest expense	26,337	25,187
Interest income	(527)	(261)
(Gain) loss on foreign exchange	(1,271)	1,437
Merger and acquisition expenses	2,777	1,364
Other income, net	(3,199)	(26)
Total corporate expenses and other income	96,160	87,523

Income before income taxes	81,079	66,178

Provision for income taxes	21,274	17,105

Net income	$59,805	$49,073

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 27% to $59.3 million during the second quarter of 2025 compared to $46.6 million in the second quarter of 2024, primarily due to the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025, a slight increase in the pawn store count and general inflationary impacts, partially offset by a 13% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 7% in the second quarter of 2025 compared to 6% during the second quarter of 2024.

Depreciation and amortization decreased 3% to $12.8 million during the second quarter of 2025 compared to $13.2 million in the second quarter of 2024, primarily due to a scheduled $0.4 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 5% to $26.3 million during the second quarter of 2025 compared to $25.2 million in the second quarter of 2024, primarily due to higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 104% to $2.8 million during the second quarter of 2025 compared to $1.4 million in the second quarter of 2024, due primarily to expenses associated with the H&T Acquisition.

Consolidated effective income tax rates for the second quarter of 2025 and 2024 were 26.2% and 25.8%, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact on future periods but does not expect the OBBBA to have a material impact on its effective tax rate in 2025.

Operating Results for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

U.S. Pawn Segment

The following table presents segment pre-tax operating income and other operating metrics of the U.S. pawn segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

	Six Months Ended
	June 30,
	2025	2024	Increase
U.S. Pawn Segment
Revenue:
Retail merchandise sales (1)	$501,143	$467,083	7%
Pawn loan fees	268,896	243,306	11%
Wholesale scrap jewelry sales	62,232	44,037	41%
Total revenue	832,271	754,426	10%

Cost of revenue:
Cost of retail merchandise sold (2)	288,907	272,363	6%
Cost of wholesale scrap jewelry sold	53,489	36,535	46%
Total cost of revenue	342,396	308,898	11%

Net revenue	489,875	445,528	10%

Segment expenses:
Operating expenses	262,766	244,087	8%
Depreciation and amortization	15,691	14,244	10%
Total segment expenses	278,457	258,331	8%

Segment pre-tax operating income	$211,418	$187,197	13%

Operating metrics:
Retail merchandise sales margin	42%	42%
Net revenue margin	59%	59%
Segment pre-tax operating margin	25%	25%

(1)Includes $1.5 million and $2.1 million of retail merchandise sales from intersegment transactions for the six months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. retail merchandise sales for the six months ended June 30, 2025 and 2024 totaled $499.7 million and $465.0 million, respectively.

(2)Includes $0.8 million and $1.1 million of cost of retail merchandise sold from intersegment transactions for the six months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment sales, consolidated U.S. cost of retail merchandise sold for the six months ended June 30, 2025 and 2024 totaled $288.1 million and $271.2 million, respectively.

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 7% to $501.1 million during the six months ended June 30, 2025 compared to $467.1 million for the six months ended June 30, 2024. Same-store retail sales increased 5% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The gross profit margin on retail merchandise sales in the U.S. was 42% during both the six months ended June 30, 2025 and 2024.

Pawn Lending Operations

U.S. pawn loan fees increased 11% to $268.9 million during the six months ended June 30, 2025 compared to $243.3 million for the six months ended June 30, 2024. Same-store pawn loan fees increased 9% during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in total and same-store pawn loan fees was primarily due to the higher pawn loan balances.

Segment Expenses

U.S. operating expenses increased 8% to $262.8 million during the six months ended June 30, 2025 compared to $244.1 million during the six months ended June 30, 2024 while same-store operating expenses increased 6% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the six months ended June 30, 2025 was $211.4 million, which generated a pre-tax segment operating margin of 25% compared to $187.2 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin American segment pre-tax operating income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was impacted by a 17% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar.

The following table presents segment pre-tax operating income and other operating metrics of the Latin America pawn segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees, occupancy costs, bank charges, security, insurance, utilities, supplies and other costs incurred by the pawn stores.

				Constant Currency Basis
				Six Months
				Ended
	Six Months Ended			June 30,	Increase /
	June 30,		Increase /	2025	(Decrease)
	2025	2024	(Decrease)	(Non-GAAP)	(Non-GAAP)
Latin America Pawn Segment
Revenue:
Retail merchandise sales	$256,488	$265,294	(3)%	$296,887	12%
Pawn loan fees	113,797	117,275	(3)%	131,755	12%
Wholesale scrap jewelry sales	19,749	18,053	9%	19,749	9%
Total revenue	390,034	400,622	(3)%	448,391	12%

Cost of revenue:
Cost of retail merchandise sold	166,318	170,459	(2)%	192,333	13%
Cost of wholesale scrap jewelry sold	16,770	15,296	10%	19,491	27%
Total cost of revenue	183,088	185,755	(1)%	211,824	14%

Net revenue	206,946	214,867	(4)%	236,567	10%

Segment expenses:
Operating expenses	125,831	135,327	(7)%	144,841	7%
Depreciation and amortization	8,730	10,523	(17)%	10,008	(5)%
Total segment expenses	134,561	145,850	(8)%	154,849	6%

Segment pre-tax operating income	$72,385	$69,017	5%	$81,718	18%

Operating metrics:
Retail merchandise sales margin	35%	36%		35%
Net revenue margin	53%	54%		53%
Segment pre-tax operating margin	19%	17%		18%

Retail Merchandise Sales Operations

Latin America retail merchandise sales decreased 3% (12% increase on a constant currency basis) to $256.5 million during the six months ended June 30, 2025 compared to $265.3 million for the six months ended June 30, 2024. Same-store retail sales decreased 4% (11% increase on a constant currency basis) during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the six months ended June 30, 2025 compared to six months ended June 30, 2024. The gross profit margin on retail merchandise sales was 35% during the six months ended June 30, 2025 and 36% during the six months ended June 30, 2024.

Pawn Lending Operations

Latin America pawn loan fees decreased 3% (12% increase on a constant currency basis) totaling $113.8 million during the six months ended June 30, 2025 compared to $117.3 million for the six months ended June 30, 2024. Same-store pawn fees decreased 4% (12% increase on a constant currency basis) during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses decreased 7% (7% increase on a constant currency basis) to $125.8 million during the six months ended June 30, 2025 compared to $135.3 million during the six months ended June 30, 2024. Same-store operating expenses also decreased 7% (8% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by slightly increased store counts, general inflationary impacts and the increased federal minimum wage for 2025.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the six months ended June 30, 2025 was $72.4 million, which generated a pre-tax segment operating margin of 19% compared to $69.0 million and 17% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected the decrease in operating expenses.

Retail POS Payment Solutions Segment

Retail POS Payment Solutions Operating Results

The following table presents segment pre-tax operating income of the retail POS payment solutions segment for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 (dollars in thousands). Operating expenses include salary and benefit expenses of certain operations-focused departments, merchant partner incentives, bank and other payment processing charges, credit reporting costs, information technology costs, advertising costs and other operational costs incurred by AFF. Administrative expenses and amortization expense of intangible assets related to the purchase of AFF are not included in the segment pre-tax operating income.

	Six Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Retail POS Payment Solutions Segment
Revenue:
Leased merchandise income	$296,702	$400,241	(26)%
Interest and fees on finance receivables	149,488	114,186	31%
Total revenue	446,190	514,427	(13)%

Cost of revenue:
Depreciation of leased merchandise (1)	167,672	231,341	(28)%
Provision for lease losses (2)	60,271	91,004	(34)%
Provision for loan losses	78,121	61,534	27%
Total cost of revenue	306,064	383,879	(20)%

Net revenue	140,126	130,548	7%

Segment expenses:
Operating expenses	48,482	70,091	(31)%
Depreciation and amortization	1,404	1,399	—%
Total segment expenses	49,886	71,490	(30)%

Segment pre-tax operating income	$90,240	$59,058	53%

(1)Includes $0.6 million and $0.9 million of depreciation of leased merchandise from intersegment transactions for the six months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated depreciation of leased merchandise for the six months ended June 30, 2025 and 2024 totaled $167.1 million and $230.4 million, respectively.

(2)Includes $0.2 million and $0.3 million of provision for lease losses from intersegment transactions for the six months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the six months ended June 30, 2025 and 2024 totaled $60.1 million and $90.7 million, respectively.

The following table provides a detail of gross transaction volumes originated during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Leased merchandise	$204,822	$300,899	(32)%
Finance receivables	291,205	207,422	40%
Total gross transaction volume	$496,027	$508,321	(2)%

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended
	June 30,		Increase /
	2025	2024	(Decrease)
Allowance for lease losses:
Balance at beginning of period	$80,661	$95,752	(16)%
Provision for lease losses (1)	60,271	91,004	(34)%
Charge-offs	(75,272)	(87,122)	(14)%
Recoveries	4,312	3,667	18%
Balance at end of period	$69,972	$103,301	(32)%

Leased merchandise portfolio metrics:
Provision rate (2)	29%	30%
Average monthly net charge-off rate (3)	6.2%	5.4%
Delinquency rate (4)	23.2%	23.0%

Allowance for loan losses:
Balance at beginning of period	$117,005	$96,454	21%
Provision for loan losses	78,121	61,534	27%
Charge-offs	(78,497)	(62,092)	26%
Recoveries	6,245	4,065	54%
Balance at end of period	$122,874	$99,961	23%

Finance receivables portfolio metrics:
Provision rate (2)	27%	30%
Average monthly net charge-off rate (3)	4.4%	4.7%
Delinquency rate (4)	20.6%	20.0%

(1)Includes $0.2 million and $0.3 million of provision for lease losses from intersegment transactions for the six months ended June 30, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation. Excluding these intersegment transactions, consolidated provision for lease losses for the six months ended June 30, 2025 and 2024 totaled $60.1 million and $90.7 million, respectively.

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

LTO Operations

Leased merchandise income decreased 26% to $296.7 million during the six months ended June 30, 2025 compared to $400.2 million for the six months ended June 30, 2024, which was primarily due to lower average leased merchandise balances outstanding during the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

Depreciation of leased merchandise decreased 28% to $167.7 million during the six months ended June 30, 2025 compared to $231.3 million during the six months ended June 30, 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise decreased slightly to 57% during the six months ended June 30, 2025 from 58% during the six months ended June 30, 2024.

Provision for lease losses decreased 34% to $60.3 million during the six months ended June 30, 2025 compared to $91.0 million for the six months ended June 30, 2024, which was primarily due to the 32% decrease in gross transaction volumes and slightly lower lease loss provisioning rates used during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. As a percentage of gross transaction volume, the provision for lease losses decreased slightly to 29% during the six months ended June 30, 2025 compared to 30% during the six months ended June 30, 2024.

Retail Finance Operations

Interest and fees on finance receivables increased 31% to $149.5 million during the six months ended June 30, 2025 compared to $114.2 million for the six months ended June 30, 2024. The increase was primarily due to the higher year-over-year finance receivable balances, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals in the six months ended June 30, 2025, some of which are provided at lower interest rates.

Provision for loan losses increased 27% to $78.1 million during the six months ended June 30, 2025 compared to $61.5 million for the six months ended June 30, 2024, which was primarily due to the 40% increase in gross transaction volume, partially offset by a decrease in the net provisioning rates used during the six months ended June 30, 2025 based on lower than expected charge-off rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased to 27% during the six months ended June 30, 2025 from 30% during the six months ended June 30, 2024.

Segment Expenses

Operating expenses decreased 31% to $48.5 million during the six months ended June 30, 2025 compared to $70.1 million during the six months ended June 30, 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the A-Freight and Conn’s relationships along with continued realization of operating synergies, primarily in technology and development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during the six months ended June 30, 2025 from 14% during the six months ended June 30, 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the six months ended June 30, 2025 was $90.2 million compared to $59.1 million in the six months ended June 30, 2024. The increase was primarily the result of the increase in segment net revenue and a decrease in operating expenses.

Consolidated Results of Operations

The following table reconciles pre-tax operating income of the Company’s U.S. pawn segment, Latin America pawn segment and retail POS payment solutions segment, discussed above, to consolidated net income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended
	June 30,
	2025	2024
Consolidated Results of Operations
Segment pre-tax operating income:
U.S. operations	$211,418	$187,197
Latin America pawn	72,385	69,017
Retail POS payment solutions	90,240	59,058
Intersegment eliminations (1)	72	294
Consolidated segment pre-tax operating income	374,115	315,566

Corporate expenses and other income:
Administrative expenses	107,786	90,620
Depreciation and amortization	25,541	26,408
Interest expense	53,808	50,605
Interest income	(1,756)	(1,004)
(Gain) loss on foreign exchange	(1,285)	1,251
Merger and acquisition expenses	3,239	1,961
Other income, net	(5,514)	(2,338)
Total corporate expenses and other income	181,819	167,503

Income before income taxes	192,296	148,063

Provision for income taxes	48,900	37,622

Net income	$143,396	$110,441

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores. For further detail, see Note 10 of Notes to Consolidated Financial Statements.

Corporate Expenses and Taxes

Administrative expenses increased 19% to $107.8 million during the six months ended June 30, 2025 compared to $90.6 million during the six months ended June 30, 2024, primarily due to the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025, a slight increase in pawn store count and general inflationary impacts, partially offset by a 17% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% during the six months ended June 30, 2025 compared to 5% during the six months ended June 30, 2024.

Depreciation and amortization decreased 3% to $25.5 million during the six months ended June 30, 2025 compared to $26.4 million in the six months ended June 30, 2024, primarily due to a scheduled $0.8 million decrease in amortization of acquired AFF intangible assets.

Interest expense increased 6% to $53.8 million during the six months ended June 30, 2025 compared to $50.6 million for the six months ended June 30, 2024, primarily due to higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 65% to $3.2 million during the six months ended June 30, 2025 compared to $2.0 million in the six months ended June 30, 2024, due primarily to expenses associated with the H&T Acquisition.

Consolidated effective income tax rates for both the six months ended June 30, 2025 and 2024 were 25.4%. The Company is currently evaluating the impact of the OBBBA on future periods but does not expect it to have a material impact on its effective tax rate in 2025.

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

During the six months ended June 30, 2025, the Company acquired four pawn stores in the U.S. for a cumulative purchase price of $33.0 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During the six months ended June 30, 2025, the Company also opened 19 new stores in Latin America and two new stores in the U.S.

In connection with the pending H&T Acquisition, the Company expects to acquire the entire issued and to be issued share capital of H&T during the third quarter by paying H&T shareholders 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, is approximately £291.4 million ($396.3 million USD using GBP/USD exchange rate of 1.36) and H&T had outstanding indebtedness of approximately £72.6 million as of June 30, 2025 ($98.7 million USD using GBP/USD exchange rate of 1.36), which the Company expects will remain outstanding following the closing of the H&T Acquisition. The Company has also incurred, and expects to incur additional costs, expenses and fees for professional services, financing and other transaction costs in connection with the H&T Acquisition. The substantial majority of these costs will be non-recurring expenses relating to the H&T Acquisition, including costs relating to integration planning. The Company plans to finance the H&T Acquisition, which may include repayment of H&T’s outstanding indebtedness if such debt does not remain outstanding following the closing of the H&T Acquisition, and other costs with available funds under the Credit Facility and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenants under its credit agreements.

Other than the proposed H&T Acquisition, the Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments. For the full year of 2025, the Company expects to continue adding store locations through new store openings and acquisitions. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 21 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $28.1 million during the six months ended June 30, 2025.

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

Return of Capital to Shareholders

In July 2025, the Company’s Board of Directors declared a $0.42 per share third quarter cash dividend on common shares outstanding, or an aggregate of $18.6 million based on the June 30, 2025 share count, to be paid on August 29, 2025 to stockholders of record as of August 15, 2025. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the six months ended June 30, 2025, the Company repurchased a total of 525,000 shares of common stock at an aggregate cost of $59.6 million and an average cost per share of $113.54. During the six months ended June 30, 2024, the Company repurchased 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.6 million and $0.9 million of excise taxes during the six months ended June 30, 2025 and 2024, respectively.

In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $55.4 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of acquisitions or other alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of June 30, 2025, the Company’s primary sources of liquidity were $101.5 million in cash and cash equivalents and $577.1 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $1,048.1 million as of June 30, 2025.

The Company’s cash and cash equivalents as of June 30, 2025 included $25.9 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, loan-to-value ratios, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions, including the pending H&T Acquisition. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Governmental Regulation Update.”

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash flow provided by operating activities	$243,494	$228,719
Cash flow used in investing activities	$(174,210)	$(187,864)
Cash flow used in financing activities	$(146,025)	$(50,850)

	As of June 30,
	2025	2024
Working capital	$1,048,126	$957,690
Current ratio	4.2:1	4.0:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $14.8 million, or 6%, from $228.7 million for the six months ended June 30, 2024 to $243.5 million for the six months ended June 30, 2025 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $33.0 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $13.7 million, or 7%, from $187.9 million for the six months ended June 30, 2024 to $174.2 million for the six months ended June 30, 2025. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $25.9 million for furniture, fixtures, equipment and improvements and $28.1 million for discretionary pawn store real property purchases during the six months ended June 30, 2025 compared to $42.7 million and $21.1 million in the prior-year period, respectively. The Company paid $33.6 million in cash related to pawn store acquisitions during the six months ended June 30, 2025 compared to $65.7 million during the six months ended June 30, 2024. The Company funded a net increase in pawn loans of $30.6 million during the six months ended June 30, 2025 and $20.9 million during the six months ended June 30, 2024. The Company funded a net increase in finance receivables of $56.0 million during the six months ended June 30, 2025 and $37.6 million during the six months ended June 30, 2024.

Cash Flow Used in Financing Activities

Net cash used in financing activities increased $95.2 million, or 187%, from $50.9 million for the six months ended June 30, 2024 to $146.0 million for the six months ended June 30, 2025. Net payments on the credit facilities were $46.0 million during the six months ended June 30, 2025 compared to net payments of $418.0 million during the six months ended June 30, 2024. During the six months ended June 30, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $9.1 million during the six months ended June 30, 2024. The Company funded $60.5 million of share repurchases during the six months ended June 30, 2025 compared to $85.0 million during the six months ended June 30, 2024. The Company paid dividends of $33.8 million during the six months ended June 30, 2025 compared to $31.7 million during the six months ended June 30, 2024. In addition, the Company paid withholding taxes of $5.8 million on net share settlements of restricted stock awards during the six months ended June 30, 2025 compared to $7.0 million during the six months ended June 30, 2024.

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

On October 6, 2017, the CFPB issued its small-dollar lending rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule but some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. The Fifth Circuit did not grant the petition and the SDL Rule went into effect on March 30, 2025. However, on March 28, 2025, the CFPB announced that enforcement of the SDL Rule will not be a priority and that the agency may seek new rulemaking to narrow its scope. At this time, the Company does not believe that the implementation of the SDL Rule will have a material impact on the Company’s future results of operations or financial condition.

In addition, the United States, China, Canada, Mexico, European Union and other countries have imposed, or threatened to impose, new or enhanced tariffs, quotas, trade barriers and other restrictions on imports into their respective territories. Numerous trade restrictions are currently in effect and such restrictions, coupled with the risk of retaliatory steps taken in response to such restrictions, could potentially serve to depress economic activity generally in the United States, adversely affecting consumers and contributing to general market volatility.

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

The Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, amortization of acquired AFF intangible assets, the CFPB litigation settlement and certain other income and expenses. The Company does not consider these items to be related to the organic operations of the Company’s businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the Company. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$59,805	$49,073	$1.34	$1.08	$143,396	$110,441	$3.21	$2.44
Adjustments, net of tax:
Merger and acquisition expenses	2,134	1,047	0.05	0.03	2,488	1,504	0.06	0.03
Amortization of acquired AFF intangible assets	9,258	9,572	0.21	0.21	18,516	19,145	0.41	0.42
CFPB litigation settlement	9,390	—	0.21	—	9,390	—	0.21	—
Other (income) expenses, net	(967)	2,206	(0.02)	0.05	(1,391)	997	(0.03)	0.02
Adjusted net income and diluted earnings per share	$79,620	$61,898	$1.79	$1.37	$172,399	$132,087	$3.86	$2.91

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Net income	$59,805	$49,073	$143,396	$110,441	$291,770	$237,174
Income taxes	21,274	17,105	48,900	37,622	95,239	80,001
Depreciation and amortization (1)	25,864	26,547	51,366	52,574	103,733	107,574
Interest expense	26,337	25,187	53,808	50,605	108,429	101,880
Interest income	(527)	(261)	(1,756)	(1,004)	(2,687)	(1,548)
EBITDA	132,753	117,651	295,714	250,238	596,484	525,081
Adjustments:
Merger and acquisition expenses	2,777	1,364	3,239	1,961	3,506	9,600
AFF purchase accounting and other adjustments (2)	—	—	—	—	—	13,968
CFPB litigation settlement	11,000	—	11,000	—	11,000	—
Other (income) expenses, net	(1,401)	2,867	(1,944)	1,275	1,982	(486)
Adjusted EBITDA	$145,129	$121,882	$308,009	$253,474	$612,972	$548,163

(1)Includes $12.0 million, $24.0 million and $48.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2025, respectively. Includes $12.4 million, $24.9 million and $52.9 million of amortization expense related to identifiable intangible assets as a result of the AFF acquisition for the three months, six months and trailing twelve months ended June 30, 2024, respectively.

(2)For the twelve months ended June 30, 2024, amount represents other non-recurring costs included in administrative expenses related to a discontinued finance product.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024
Cash flow from operating activities	$116,854	$106,187	$243,494	$228,719	$554,733	$439,192
Cash flow from certain investing activities:
Pawn loans, net (1)	(50,032)	(46,036)	(30,592)	(20,887)	(81,704)	(56,053)
Finance receivables, net	(35,411)	(22,252)	(55,977)	(37,563)	(157,728)	(95,880)
Purchases of furniture, fixtures, equipment and improvements	(12,952)	(16,237)	(25,866)	(42,664)	(51,447)	(74,464)
Free cash flow	18,459	21,662	131,059	127,605	263,854	212,795
Merger and acquisition expenses paid, net of tax benefit	2,134	1,047	2,488	1,504	2,690	7,380
Adjusted free cash flow	$20,593	$22,709	$133,547	$129,109	$266,544	$220,175

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

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal and Colombian peso for the current and prior-year periods:

	June 30,		Favorable /
	2025	2024	(Unfavorable)
Mexican peso / U.S. dollar exchange rate:
End-of-period	18.9	18.4	(3)%
Three months ended	19.5	17.2	(13)%
Six months ended	20.0	17.1	(17)%

Guatemalan quetzal / U.S. dollar exchange rate:
End-of-period	7.7	7.8	1%
Three months ended	7.7	7.8	1%
Six months ended	7.7	7.8	1%

Colombian peso / U.S. dollar exchange rate:
End-of-period	4,070	4,148	2%
Three months ended	4,199	3,927	(7)%
Six months ended	4,195	3,921	(7)%

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended June 30, 2025 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1)
April 1 through April 30, 2025	—	$—	—	$55,391
May 1 through May 31, 2025	—	—	—	55,391
June 1 through June 30, 2025	—	—	—	55,391
Total	—	—	—

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended June 30, 2025, except as follows:

On June 2, 2025, R. Douglas Orr, Executive Vice President and Chief Financial Officer, adopted a written plan for the sale of up to 44,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on June 16, 2027 or on any earlier date on which all of the shares have been sold.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Rule 2.7 Announcement	8-K	001-10960	2.1	05/14/2025
2.2	Co-operation Agreement	8-K	001-10960	2.2	05/14/2025
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
10.1	Ninth Amendment to Amended and Restated Credit Agreement					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2025	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)