Form 10-Q
period 2025-09-30
FirstCash Holdings, Inc.
filed 2025-11-03
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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

As of October 29, 2025, there were 44,134,150 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, outlook and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, outlook and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the current regulatory environment under the current presidential administration; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; risks that the Company may not realize the anticipated benefits of the H&T Group plc (“H&T”) acquisition and risks related to operating in a new jurisdiction; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States and Latin America, including as a result of inflation, elevated interest rates and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; contraction in sales activity or store closures at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners, including those outside of the furniture vertical; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part 1, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2025	2024	2024
ASSETS
Cash and cash equivalents	$130,240	$106,320	$175,095
Accounts receivable, net	115,850	74,378	73,325
Pawn loans	788,130	517,877	517,867
Finance receivables, net	153,134	123,751	147,501
Inventories	456,273	334,394	334,580
Leased merchandise, net	99,725	137,769	128,437
Prepaid expenses and other current assets	49,008	34,861	26,943
Total current assets	1,792,360	1,329,350	1,403,748

Property and equipment, net	786,389	689,075	717,916
Operating lease right of use asset	371,311	329,228	324,646
Goodwill	1,970,358	1,788,795	1,787,172
Intangible assets, net	246,722	241,389	228,858
Other assets	9,775	10,339	9,934
Deferred tax assets, net	5,401	4,671	4,712
Total assets	$5,182,316	$4,392,847	$4,476,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$163,412	$133,792	$171,540
Customer deposits and prepayments	84,520	78,083	72,703
Lease liability, current	111,327	96,598	95,161
Total current liabilities	359,259	308,473	339,404

Revolving unsecured credit facility	575,000	200,000	198,000
Other long-term debt	1,638,106	1,530,604	1,531,346
Deferred tax liabilities, net	155,295	127,425	128,574
Lease liability, non-current	255,010	227,151	225,498
Total liabilities	2,982,670	2,393,653	2,422,822

Stockholders’ equity:
Common stock	575	575	575
Additional paid-in capital	1,766,282	1,764,351	1,767,569
Retained earnings	1,584,851	1,344,542	1,411,083
Accumulated other comprehensive loss	(76,766)	(114,807)	(129,596)
Common stock held in treasury, at cost	(1,075,296)	(995,467)	(995,467)
Total stockholders’ equity	2,199,646	1,999,194	2,054,164
Total liabilities and stockholders’ equity	$5,182,316	$4,392,847	$4,476,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Retail merchandise sales	$410,968	$363,141	$1,167,149	$1,093,425
Pawn loan fees	221,088	186,561	603,781	547,142
Leased merchandise income	132,540	188,560	429,242	588,801
Interest and fees on finance receivables	81,683	61,198	231,171	175,384
Wholesale scrap jewelry sales	86,710	37,861	168,691	99,951
Other revenue	2,590	—	2,590	—
Total revenue	935,579	837,321	2,602,624	2,504,703

Cost of revenue:
Cost of retail merchandise sold	248,723	218,178	703,173	659,854
Depreciation of leased merchandise	76,028	104,928	243,119	335,369
Provision for lease losses	27,920	39,171	88,025	129,834
Provision for loan losses	40,347	40,557	118,468	102,091
Cost of wholesale scrap jewelry sold	68,220	29,880	138,479	81,711
Other cost of revenue	634	—	634	—
Total cost of revenue	461,872	432,714	1,291,898	1,308,859

Net revenue	473,707	404,607	1,310,726	1,195,844

Expenses and other income:
Operating expenses	236,528	224,926	673,607	674,431
Administrative expenses	58,845	42,237	166,631	132,857
Depreciation and amortization	29,034	25,933	80,400	78,507
Interest expense	32,216	27,424	86,024	78,029
Interest income	(908)	(403)	(2,664)	(1,407)
(Gain) loss on foreign exchange	(219)	882	(1,504)	2,133
Merger and acquisition expenses	9,472	225	12,711	2,186
Other income, net	(3,740)	(1,797)	(9,254)	(4,135)
Total expenses and other income	361,228	319,427	1,005,951	962,601

Income before income taxes	112,479	85,180	304,775	233,243

Provision for income taxes	29,672	20,353	78,572	57,975

Net income	$82,807	$64,827	$226,203	$175,268

Earnings per share:
Basic	$1.87	$1.45	$5.09	$3.89
Diluted	$1.86	$1.44	$5.07	$3.88

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$82,807	$64,827	$226,203	$175,268
Other comprehensive income (loss):
Currency translation adjustment	19,501	(30,441)	52,830	(71,770)
Comprehensive income	$102,308	$34,386	$279,033	$103,498

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2024	57,547	$575	$1,767,569	$1,411,083	$(129,596)	12,795	$(995,467)	$2,054,164
Shares issued under share-based compensation plan, net of 52 shares net-settled	—	—	(16,440)	—	—	(137)	10,676	(5,764)
Share-based compensation expense	—	—	4,462	—	—	—	—	4,462
Net income	—	—	—	83,591	—	—	—	83,591
Cash dividends ($0.38 per share)	—	—	—	(16,944)	—	—	—	(16,944)
Currency translation adjustment	—	—	—	—	(944)	—	—	(944)
Purchases of treasury stock, including excise tax	—	—	—	—	—	525	(60,205)	(60,205)
As of 3/31/2025	57,547	$575	$1,755,591	$1,477,730	$(130,540)	13,183	$(1,044,996)	$2,058,360
Share-based compensation expense	—	—	4,588	—	—	—	—	4,588
Net income	—	—	—	59,805	—	—	—	59,805
Cash dividends ($0.38 per share)	—	—	—	(16,858)	—	—	—	(16,858)
Currency translation adjustment	—	—	—	—	34,273	—	—	34,273
As of 6/30/2025	57,547	$575	$1,760,179	$1,520,677	$(96,267)	13,183	$(1,044,996)	$2,140,168
Share-based compensation expense	—	—	6,103	—	—	—	—	6,103
Net income	—	—	—	82,807	—	—	—	82,807
Cash dividends ($0.42 per share)	—	—	—	(18,633)	—	—	—	(18,633)
Currency translation adjustment	—	—	—	—	19,501	—	—	19,501
Purchases of treasury stock, including excise tax	—	—	—	—	—	230	(30,300)	(30,300)
As of 9/30/2025	57,547	$575	$1,766,282	$1,584,851	$(76,766)	13,413	$(1,075,296)	$2,199,646

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2025	2024
Cash flow from operating activities:
Net income	$226,203	$175,268
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	243,119	335,369
Provision for lease losses	88,025	129,834
Provision for loan losses	118,468	102,091
Share-based compensation expense	15,153	11,568
Depreciation and amortization expense	80,400	78,507
Amortization of debt issuance costs	2,974	2,707
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(48,945)	(25,755)
Impairments and dispositions of certain other assets	—	1,415
Deferred income taxes, net	16,709	(8,337)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(6,762)	(4,244)
Inventories purchased directly from customers, wholesalers or manufacturers	(13,367)	(9,219)
Leased merchandise	(302,432)	(431,783)
Prepaid expenses and other assets	(12,253)	420
Accounts payable, accrued liabilities and other liabilities	(27,086)	(17,513)
Income taxes	(909)	1,481
Net cash flow provided by operating activities	379,297	341,809
Cash flow from investing activities:
Pawn loans, net (1)	(98,733)	(69,723)
Investments in finance receivables	(338,295)	(290,715)
Proceeds from finance receivables	263,139	204,529
Purchases of furniture, fixtures, equipment and improvements	(37,419)	(56,032)
Purchases of store real property	(44,231)	(54,304)
Acquisitions of pawn stores, net of cash acquired	(406,874)	(69,238)
Net cash flow used in investing activities	(662,413)	(335,483)
Cash flow from financing activities:
Borrowings from credit facilities	689,372	389,000
Repayments of credit facilities	(315,070)	(757,000)
Issuance of senior unsecured notes	—	500,000
Debt issuance costs paid	—	(10,425)
Purchases of treasury stock	(90,459)	(85,000)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(5,764)	(7,007)
Dividends paid	(52,435)	(48,755)
Net cash flow provided by (used in) financing activities	225,644	(19,187)
Effect of exchange rates on cash	12,617	(7,837)
Change in cash and cash equivalents	(44,855)	(20,698)
Cash and cash equivalents at beginning of the period	175,095	127,018
Cash and cash equivalents at end of the period	$130,240	$106,320

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 3, 2025. The consolidated financial statements as of September 30, 2025 and 2024, and for the three month and nine month periods ended September 30, 2025 and 2024, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results (the “H&T Acquisition”). For further detail, see Note 3.

The Company has pawn operations in Mexico, Guatemala, Colombia and the U.K., where the functional currency is the Mexican peso, Guatemalan quetzal, Colombian peso and the British pound sterling, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. The Company also has pawn operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

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

The 2024 net presentation of finance receivables within cash flows from investing activities in the consolidated statements of cash flows has been revised to reflect a gross presentation of investments in finance receivables and proceeds from finance receivables for all periods presented. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income	$82,807	$64,827	$226,203	$175,268

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,211	44,752	44,406	45,039
Effect of dilutive securities:
Restricted stock unit awards	261	218	197	175
Weighted-average common shares for calculating diluted earnings per share	44,472	44,970	44,603	45,214

Earnings per share:
Basic	$1.87	$1.45	$5.09	$3.89
Diluted	$1.86	$1.44	$5.07	$3.88

Note 3 - Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the nine months ended September 30, 2025, the Company completed acquisitions as described below:

H&T Acquisition

On August 14, 2025, the Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations. Under the terms of the H&T Acquisition, H&T shareholders received 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, was £289.1 million ($392.4 million USD using the August 13, 2025 closing GBP/USD exchange rate of 1.36).

The purchase price of the H&T Acquisition was allocated to assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The goodwill arising from this acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired.

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the purchase price for the H&T Acquisition is as follows (in thousands):

Cash and cash equivalents	$21,920
Pawn loans	182,654
Accounts receivable	34,129
Inventories	71,616
Prepaid expenses and other current assets	4,652
Property and equipment	20,838
Operating lease right of use asset	27,269
Goodwill (1)	140,176
Intangible assets (2)	56,459
Current liabilities	(21,497)
Customer deposits and prepayments	(646)
Lease liability, current	(8,393)
Other long-term debt	(108,033)
Deferred tax liabilities	(9,882)
Lease liability, non-current	(18,876)
Purchase price	$392,386

(1)Substantially all of the goodwill is expected to be non-deductible for U.K. income tax purposes. This goodwill has been assigned to the U.K. pawn reporting unit.

(2)Intangible assets acquired and the respective useful lives assigned consist of the following (in thousands, except useful life):

	Amount	Useful Life (in years)
Trade name	$22,122	Indefinite
Developed technology	18,051	Two
Customer relationships	16,286	Five
	$56,459

The customer relationships are being amortized using an accelerated amortization method that reflects the future cash flows expected from the returning pawn customers of H&T. The developed technology is being amortized over a straight-line basis over the anticipated useful life of the developed technology. As the trade name has an indefinite life, it is not amortized.

U.S. Pawn Acquisitions

During the nine months ended September 30, 2025, the Company acquired six pawn stores in the U.S. in four separate transactions. The aggregate purchase price for these acquisitions totaled $35.1 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $34.1 million in cash paid during the nine months ended September 30, 2025 and remaining short-term amounts payable to certain of the sellers of $1.0 million. During the nine months ended September 30, 2025, the Company also paid $2.3 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase prices of the acquired U.S. stores during the nine months ended September 30, 2025 is as follows (in thousands):

Pawn loans	$668
Accounts receivable	66
Inventories	3,673
Property and equipment	60
Operating lease right of use asset	472
Goodwill (1)	30,829
Intangible assets	30
Current liabilities	(253)
Lease liability	(472)
Aggregate purchase price	$35,073

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes. This goodwill has been assigned to the U.S. pawn reporting unit.

Combined.Pawn Acquisitions

The results of operations for the H&T Acquisition and the acquired U.S. stores have been consolidated since the respective acquisition dates. During 2025, revenue from the combined acquisitions was $60.7 million and the loss from the combined acquisitions since the acquisition dates (including $11.0 million of transaction and integration costs, net of tax) was $1.9 million. Pro forma information has not been presented as (1) disclosure is impracticable due to the lack of availability of historical H&T financial statements that comply with GAAP and (2) the acquired U.S. stores are not material individually or in the aggregate to the Company’s consolidated financial statements.

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

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.2 years as of both September 30, 2025 and 2024.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2025 and 2024 was 8.5% and 8.4%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.6 million and a loss of $1.4 million during the three months ended September 30, 2025 and 2024, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2025 and 2024, the Company recognized a foreign currency gain of $2.1 million and a loss of $3.0 million, respectively, related to these U.S. dollar denominated leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease expense	$38,208	$36,288	$109,425	$110,760
Variable lease expense (1)	5,066	4,917	14,783	14,945
Total operating lease expense	$43,274	$41,205	$124,208	$125,705

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2025 (in thousands):

Three months ending December 31, 2025	$35,572
2026	128,573
2027	98,473
2028	73,408
2029	46,270
Thereafter	45,844
Total	$428,140
Less amount of lease payments representing interest	(61,803)
Total present value of lease payments	$366,337

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$99,350	$99,910
Leased assets obtained in exchange for new operating lease liabilities	$85,718	$104,584

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025, September 30, 2024 and December 31, 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the nine months ended September 30, 2025.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of September 30, 2025, September 30, 2024 and December 31, 2024 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$130,240	$130,240	$130,240	$—	$—
Accounts receivable, net	115,850	115,850	—	—	115,850
Pawn loans	788,130	788,130	—	—	788,130
Finance receivables, net (1)	153,134	293,086	—	—	293,086
	$1,187,354	$1,327,306	$130,240	$—	$1,197,066

Financial liabilities:
Revolving unsecured credit facility	$575,000	$575,000	$—	$575,000	$—
Other long-term debt (outstanding principal)	1,654,465	1,662,465	—	1,662,465	—
	$2,229,465	$2,237,465	$—	$2,237,465	$—

(1)Finance receivables, gross as of September 30, 2025 was $298.1 million. See Note 6.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$106,320	$106,320	$106,320	$—	$—
Accounts receivable, net	74,378	74,378	—	—	74,378
Pawn loans	517,877	517,877	—	—	517,877
Finance receivables, net (1)	123,751	264,517	—	—	264,517
	$822,326	$963,092	$106,320	$—	$856,772

Financial liabilities:
Revolving unsecured credit facility	$200,000	$200,000	$—	$200,000	$—
Other long-term debt (outstanding principal)	1,550,000	1,534,000	—	1,534,000	—
	$1,750,000	$1,734,000	$—	$1,734,000	$—

(1)Finance receivables, gross as of September 30, 2024 was $259.5 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$175,095	$175,095	$175,095	$—	$—
Accounts receivable, net	73,325	73,325	—	—	73,325
Pawn loans	517,867	517,867	—	—	517,867
Finance receivables, net (1)	147,501	296,526	—	—	296,526
	$913,788	$1,062,813	$175,095	$—	$887,718

Financial liabilities:
Revolving unsecured credit facility	$198,000	$198,000	$—	$198,000	$—
Other long-term debt (outstanding principal)	1,550,000	1,503,000	—	1,503,000	—
	$1,748,000	$1,701,000	$—	$1,701,000	$—

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

The carrying value of the revolving unsecured credit facility approximates fair value as of September 30, 2025, September 30, 2024 and December 31, 2024. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) and reprices with any changes in SOFR.

The other long-term debt consists primarily of fixed rate secured term loans and senior unsecured notes. The fair value of the secured term loans is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active. The remainder of the other long-term debt consists of two variable interest rate credit facilities, the carrying value of which approximates fair value as of September 30, 2025, September 30, 2024 and December 31, 2024.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of September 30,		As of December 31,
	2025	2024	2024
Finance receivables, gross	$298,081	$259,485	$294,166
Merchant partner discounts and premiums, net	(24,195)	(20,227)	(22,833)
Unearned origination fees	(5,031)	(6,310)	(6,827)
Finance receivables, amortized cost	268,855	232,948	264,506
Less allowance for loan losses	(115,721)	(109,197)	(117,005)
Finance receivables, net	$153,134	$123,751	$147,501

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$122,874	$99,961	$117,005	$96,454
Provision for loan losses (1)	35,557	40,557	113,678	102,091
Charge-offs	(45,705)	(32,969)	(124,202)	(95,061)
Recoveries	2,995	1,648	9,240	5,713
Balance at end of period	$115,721	$109,197	$115,721	$109,197

(1)The provision for loan losses presented on the consolidated statement of income for both the three and nine months ended September 30, 2025 includes an additional $4.8 million of provision expense related to an off-balance sheet bank-originated finance product the Company’s retail POS payment solutions business (American First Finance or “AFF”) bank partner began offering during the third quarter of 2025 in which AFF is responsible for reimbursing the bank partner for certain charge-offs, which the Company is required to recognize a liability for at inception.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of September 30, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	Total
As of September 30, 2025
Delinquency:
1 to 30 days past due	$22,166	$6,252	$152	$28,570
31 to 60 days past due	13,912	4,243	135	18,290
61 to 89 days past due (1)	10,338	3,972	127	14,437
Total past due finance receivables	46,416	14,467	414	61,297
Current finance receivables	163,697	43,056	805	207,558
Finance receivables, amortized cost	$210,113	$57,523	$1,219	$268,855

	Origination Year
	2024	2023	2022	Total
As of September 30, 2024
Delinquency:
1 to 30 days past due	$16,957	$4,739	$173	$21,869
31 to 60 days past due	9,835	3,471	131	13,437
61 to 89 days past due (1)	7,060	3,162	155	10,377
Total past due finance receivables	33,852	11,372	459	45,683
Current finance receivables	152,138	34,253	874	187,265
Finance receivables, amortized cost	$185,990	$45,625	$1,333	$232,948

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the nine months ended September 30, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	2022	Total
Finance receivables gross charge-offs:
Gross charge-offs during the nine months ended September 30, 2025	$37,469	$80,525	$6,208	$—	$124,202

Gross charge-offs during the nine months ended September 30, 2024	—	25,359	63,525	6,177	95,061

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of September 30,		As of December 31,
	2025	2024	2024
Leased merchandise	$242,961	$348,675	$319,444
Processing fees	(2,040)	(3,809)	(2,960)
Merchant partner (discounts) and premiums, net	302	1,034	493
Accumulated depreciation	(77,457)	(114,762)	(108,283)
Leased merchandise, before allowance for lease losses	163,766	231,138	208,694
Less allowance for lease losses	(64,041)	(93,369)	(80,257)
Leased merchandise, net	$99,725	$137,769	$128,437

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance at beginning of period	$69,667	$102,778	$80,257	$95,127
Provision for lease losses	27,920	39,171	88,025	129,834
Charge-offs	(35,189)	(50,228)	(110,196)	(136,907)
Recoveries	1,643	1,648	5,955	5,315
Balance at end of period	$64,041	$93,369	$64,041	$93,369

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2025	2024	2024
Revolving credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$575,000	$200,000	$198,000
Revolving secured credit facility, maturing 2027 (2)	43,886	—	—
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving credit facilities	618,886	200,000	198,000

Secured term loans:
Secured term loan, maturing 2027 (2)	26,924	—	—
Secured term loan, maturing 2029 (2)	13,462	—	—
Secured term loan, maturing 2031 (2)	20,193	—	—
Total secured term loans	60,579	—	—

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (3)	496,419	495,304	495,577
5.625% senior unsecured notes due 2030 (4)	544,905	543,879	544,130
6.875% senior unsecured notes due 2032 (5)	492,317	491,421	491,639
Total senior unsecured notes	1,533,641	1,530,604	1,531,346

Total long-term debt	$2,213,106	$1,730,604	$1,729,346

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)Assumed on August 14, 2025 in connection with the H&T Acquisition.

(3)As of September 30, 2025, September 30, 2024 and December 31, 2024, deferred debt issuance costs of $3.6 million, $4.7 million and $4.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(4)As of September 30, 2025, September 30, 2024 and December 31, 2024, deferred debt issuance costs of $5.1 million, $6.1 million and $5.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(5)As of September 30, 2025, September 30, 2024 and December 31, 2024, deferred debt issuance costs of $7.7 million, $8.6 million and $8.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of September 30, 2025, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029.

On May 13, 2025, the Credit Facility was amended (the “2025 Amendment”) in order to modify certain financial covenants in anticipation of the H&T Acquisition, which was subsequently completed on August 14, 2025. Under the 2025 Amendment, the non-loan party investment basket was increased from 20% of consolidated net worth to 25% of consolidated net worth and the permitted consolidated leverage ratio was increased to 3.75 times adjusted EBITDA through December 31, 2025 and then it decreases to 3.50 times adjusted EBITDA through December 31, 2026. The consolidated leverage ratio will revert to 3.25 times adjusted EBITDA effective January 1, 2027. The 2025 Amendment also includes additional limits to certain restricted payments when the consolidated leverage ratio is equal to or greater than 3.0 times adjusted EBITDA, which are more fully described in the 2025 Amendment. The 2025 Amendment became effective on August 14, 2025 upon the consummation of the H&T Acquisition.

As of September 30, 2025, the Company had $575.0 million in outstanding borrowings and $2.7 million in outstanding letters of credit under the Credit Facility, leaving $122.3 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2025 was 6.72% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2025. During the nine months ended September 30, 2025, the Company received net proceeds of $377.0 million from borrowings pursuant to the Credit Facility.

Revolving Secured Credit Facility

In connection with the H&T Acquisition, the Company assumed a secured line of credit with a bank in the U.K. in an amount of £45.0 million maturing on December 22, 2027 (the “U.K. Credit Facility”). The U.K. Credit Facility bears interest at the prevailing Sterling Overnight Index Average (“SONIA”) (with interest periods of 1, 3 or 6 months at H&T’s option) plus a spread of between 2.4% and 3.3% depending on certain ratios. The U.K. Credit Facility is secured by all of the assets of H&T. The weighted-average interest rate on amounts outstanding under the U.K. Credit Facility at September 30, 2025 was 6.37% based on 1-month SONIA. Under the terms of the U.K. Credit Facility, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Credit Facility as of September 30, 2025. As of September 30, 2025, H&T had $43.9 million (£32.6 million) outstanding under the U.K. Credit Facility and $16.7 million (£12.4 million) available for future borrowings, subject to certain financial covenants.

Revolving Unsecured Uncommitted Credit Facility

As of September 30, 2025, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2025. As of September 30, 2025, the Company had no amount outstanding under the Mexico Credit Facility and $32.6 million ($600.0 million pesos) available for future borrowings.

Secured Term Loans

In connection with the H&T Acquisition, the Company assumed three secured term loans with multiple lending institutions in the U.K. in an aggregate amount of £45.0 million maturing between December 22, 2027 and February 21, 2031 (the “U.K. Term Loans”). The U.K. Term Loans bear interest at the Bank of England base rate plus a fixed spread of 4.00%, a fixed rate of 8.37% or a fixed rate of 8.43%. The U.K. Term Loans are secured by all of the assets of H&T. Under the terms of the U.K. Term Loans, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Term Loans as of September 30, 2025.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2025, the Company’s consolidated total debt ratio was 2.9 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2025, the Company’s consolidated total debt ratio was 2.9 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2025, the Company’s consolidated total debt ratio was 2.9 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

On November 12, 2021, the Consumer Financial Protection Bureau (“CFPB”) initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB’s lawsuit alleged violations of the Military Lending Act in connection with pawn transactions. The CFPB sought an injunction, redress for affected borrowers and a civil monetary penalty. On July 11, 2025, with the District Court’s approval and without admitting or denying the allegations, the Company and the CFPB agreed to settle and resolve all matters in dispute. As part of the settlement, the Company has agreed to offer a new pawn lending product for covered members of the U.S. military and their covered dependents. Additionally, the Company will pay consumer redress in fees or principal returned to affected customers, which is estimated by the Company to be no more than $7.0 million. The Company paid a $4.0 million fine to the CFPB victims' relief fund during the three months ended September 30, 2025.

Gold Forward Sales Contracts

As of September 30, 2025, the Company had contractual commitments to deliver a total of 69,750 gold ounces between October 2025 and September 2027 at a weighted-average price of $3,071 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 10 - Segment Information

The Company organizes its operations into four reportable segments as follows:

•U.S. pawn
•Latin America pawn
•U.K. pawn
•Retail POS payment solutions (American First Finance or “AFF”)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the segments. Intersegment transactions relate to AFF’s LTO payment solution product offered in U.S. pawn stores, which are eliminated from consolidated totals.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2025 and 2024 as well as certain segment assets (in thousands):

	Three Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$252,963	$144,644	$14,066	$—	$(705)	(1)	$410,968
Pawn loan fees	138,867	67,199	15,022	—	—		221,088
Leased merchandise income	—	—	—	132,540	—		132,540
Interest and fees on finance receivables	—	—	—	81,683	—		81,683
Wholesale scrap jewelry sales	45,607	17,831	23,272	—	—		86,710
Other revenue	—	—	2,590	—	—		2,590
Total revenue	437,437	229,674	54,950	214,223	(705)		935,579

Cost of revenue:
Cost of retail merchandise sold	145,411	92,931	10,755	—	(374)	(1)	248,723
Depreciation of leased merchandise	—	—	—	76,253	(225)	(1)	76,028
Provision for lease losses	—	—	—	28,005	(85)	(1)	27,920
Provision for loan losses	—	—	—	40,347	—		40,347
Cost of wholesale scrap jewelry sold	38,520	15,000	14,700	—	—		68,220
Other cost of revenue	—	—	634	—	—		634
Total cost of revenue	183,931	107,931	26,089	144,605	(684)		461,872

Net revenue	253,506	121,743	28,861	69,618	(21)		473,707

Expenses and other income:
Operating expenses	133,024	70,327	10,225	22,952	—		236,528
Administrative expenses	—	—	—	—	58,845		58,845
Depreciation and amortization	8,464	4,443	742	687	14,698		29,034
Interest expense	—	—	—	—	32,216		32,216
Interest income	—	—	—	—	(908)		(908)
Gain on foreign exchange	—	—	—	—	(219)		(219)
Merger and acquisition expenses	—	—	—	—	9,472		9,472
Other income, net	—	—	—	—	(3,740)		(3,740)
Total expenses and other income	141,488	74,770	10,967	23,639	110,364		361,228

Income (loss) before income taxes	$112,018	$46,973	$17,894	$45,979	$(110,385)		$112,479

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Nine Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$754,106	$401,132	$14,066	$—	$(2,155)	(1)	$1,167,149
Pawn loan fees	407,763	180,996	15,022	—	—		603,781
Leased merchandise income	—	—	—	429,242	—		429,242
Interest and fees on finance receivables	—	—	—	231,171	—		231,171
Wholesale scrap jewelry sales	107,839	37,580	23,272	—	—		168,691
Other revenue	—	—	2,590	—	—		2,590
Total revenue	1,269,708	619,708	54,950	660,413	(2,155)		2,602,624

Cost of revenue:
Cost of retail merchandise sold	434,318	259,249	10,755	—	(1,149)	(1)	703,173
Depreciation of leased merchandise	—	—	—	243,925	(806)	(1)	243,119
Provision for lease losses	—	—	—	88,276	(251)	(1)	88,025
Provision for loan losses	—	—	—	118,468	—		118,468
Cost of wholesale scrap jewelry sold	92,009	31,770	14,700	—	—		138,479
Other cost of revenue	—	—	634	—	—		634
Total cost of revenue	526,327	291,019	26,089	450,669	(2,206)		1,291,898

Net revenue	743,381	328,689	28,861	209,744	51		1,310,726

Expenses and other income:
Operating expenses	395,790	196,158	10,225	71,434	—		673,607
Administrative expenses	—	—	—	—	166,631		166,631
Depreciation and amortization	24,155	13,173	742	2,091	40,239		80,400
Interest expense	—	—	—	—	86,024		86,024
Interest income	—	—	—	—	(2,664)		(2,664)
Gain on foreign exchange	—	—	—	—	(1,504)		(1,504)
Merger and acquisition expenses	—	—	—	—	12,711		12,711
Other income, net	—	—	—	—	(9,254)		(9,254)
Total expenses and other income	419,945	209,331	10,967	73,525	292,183		1,005,951

Income (loss) before income taxes	$323,436	$119,358	$17,894	$136,219	$(292,132)		$304,775

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Pawn loans	$426,288	$173,203	$188,639	$—	$—		$788,130
Finance receivables, net	—	—	—	153,134	—		153,134
Inventories	266,452	124,081	65,740	—	—		456,273
Leased merchandise, net	—	—	—	99,909	(184)	(1)	99,725
Goodwill	1,156,052	189,061	139,040	486,205	—		1,970,358
Total assets	2,800,729	780,099	546,739	887,899	166,850		5,182,316

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$235,037	$129,081	$—	$—	$(977)	(1)	$363,141
Pawn loan fees	128,393	58,168	—	—	—		186,561
Leased merchandise income	—	—	—	188,560	—		188,560
Interest and fees on finance receivables	—	—	—	61,198	—		61,198
Wholesale scrap jewelry sales	26,685	11,176	—	—	—		37,861
Total revenue	390,115	198,425	—	249,758	(977)		837,321

Cost of revenue:
Cost of retail merchandise sold	134,966	83,729	—	—	(517)	(1)	218,178
Depreciation of leased merchandise	—	—	—	105,308	(380)	(1)	104,928
Provision for lease losses	—	—	—	39,268	(97)	(1)	39,171
Provision for loan losses	—	—	—	40,557	—		40,557
Cost of wholesale scrap jewelry sold	21,393	8,487	—	—	—		29,880
Total cost of revenue	156,359	92,216	—	185,133	(994)		432,714

Net revenue	233,756	106,209	—	64,625	17		404,607

Expenses and other income:
Operating expenses	128,104	63,062	—	33,760	—		224,926
Administrative expenses	—	—	—	—	42,237		42,237
Depreciation and amortization	7,365	4,676	—	679	13,213		25,933
Interest expense	—	—	—	—	27,424		27,424
Interest income	—	—	—	—	(403)		(403)
Loss on foreign exchange	—	—	—	—	882		882
Merger and acquisition expenses	—	—	—	—	225		225
Other income, net	—	—	—	—	(1,797)		(1,797)
Total expenses and other income	135,469	67,738	—	34,439	81,781		319,427

Income (loss) before income taxes	$98,287	$38,471	$—	$30,186	$(81,764)		$85,180

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Nine Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$702,120	$394,375	$—	$—	$(3,070)	(1)	$1,093,425
Pawn loan fees	371,699	175,443	—	—	—		547,142
Leased merchandise income	—	—	—	588,801	—		588,801
Interest and fees on finance receivables	—	—	—	175,384	—		175,384
Wholesale scrap jewelry sales	70,722	29,229	—	—	—		99,951
Total revenue	1,144,541	599,047	—	764,185	(3,070)		2,504,703

Cost of revenue:
Cost of retail merchandise sold	407,329	254,188	—	—	(1,663)	(1)	659,854
Depreciation of leased merchandise	—	—	—	336,649	(1,280)	(1)	335,369
Provision for lease losses	—	—	—	130,272	(438)	(1)	129,834
Provision for loan losses	—	—	—	102,091	—		102,091
Cost of wholesale scrap jewelry sold	57,928	23,783	—	—	—		81,711
Total cost of revenue	465,257	277,971	—	569,012	(3,381)		1,308,859

Net revenue	679,284	321,076	—	195,173	311		1,195,844

Expenses and other income:
Operating expenses	372,191	198,389	—	103,851	—		674,431
Administrative expenses	—	—	—	—	132,857		132,857
Depreciation and amortization	21,609	15,199	—	2,078	39,621		78,507
Interest expense	—	—	—	—	78,029		78,029
Interest income	—	—	—	—	(1,407)		(1,407)
Loss on foreign exchange	—	—	—	—	2,133		2,133
Merger and acquisition expenses	—	—	—	—	2,186		2,186
Other income, net	—	—	—	—	(4,135)		(4,135)
Total expenses and other income	393,800	213,588	—	105,929	249,284		962,601

Income (loss) before income taxes	$285,484	$107,488	$—	$89,244	$(248,973)		$233,243

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Pawn loans	$380,962	$136,915	$—	$—	$—		$517,877
Finance receivables, net	—	—	—	123,751	—		123,751
Inventories	238,668	95,726	—	—	—		334,394
Leased merchandise, net	—	—	—	137,973	(204)	(1)	137,769
Goodwill	1,125,226	177,364	—	486,205	—		1,788,795
Total assets	2,633,854	668,185	—	955,071	135,737		4,392,847

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

GENERAL

The Company’s primary line of business is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash- and credit-constrained consumers. The Company is the leading operator of pawn stores in the U.S., Latin America and the U.K. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results. For further detail, see Note 3 of Notes to Consolidated Financial Statements.

The Company is also a leading provider of customer payment solutions at the point-of-sale for retailers of consumer goods and services. The Company’s retail POS payment solutions business line consists solely of the operations of AFF, which focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in the U.S. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

The Company’s two business lines are organized into four reportable segments. The U.S. pawn segment consists of pawn operations in the U.S., the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia and the U.K. pawn segment consists of pawn operations in the U.K. The retail POS payment solutions segment consists of the operations of AFF in the U.S.

OPERATIONS AND LOCATIONS

Pawn Operations

As of September 30, 2025, the Company operated 3,311 pawn store locations composed of 1,193 stores in 29 U.S. states and the District of Columbia, 1,729 stores in 32 states in Mexico, 73 stores in Guatemala, 18 stores in El Salvador, 12 stores in Colombia and 286 stores in the U.K.

The following tables detail pawn store count activity for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,194	1,833	—	3,027
New locations opened	—	2	1	3
Locations acquired	2	—	286	288
Consolidation of existing pawn locations (1)	(3)	(3)	(1)	(7)
Total locations, end of period	1,193	1,832	286	3,311

	Nine Months Ended September 30, 2025
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,200	1,826	—	3,026
New locations opened	2	21	1	24
Locations acquired	6	—	286	292
Consolidation of existing pawn locations (1)	(15)	(15)	(1)	(31)
Total locations, end of period	1,193	1,832	286	3,311

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

POS Payment Solutions

As of September 30, 2025, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 15,800 active retail merchant partner locations located in all 50 U.S. states and the District of Columbia. This compares to the active door count of approximately 13,500 locations at September 30, 2024.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2024 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2025.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following tables present segment information for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees and certain of AFF’s operations-focused departments, occupancy costs, bank and other payment processing charges, data analytics and decisioning costs, information technology costs, advertising costs, security, insurance, utilities, supplies, other costs incurred by the pawn stores and other operational costs incurred by AFF. Administrative expenses and amortization expense of acquired intangible assets are not included in the segment pre-tax operating income.

	Three Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$252,963	$144,644	$14,066	$—	$(705)	(1)	$410,968
Pawn loan fees	138,867	67,199	15,022	—	—		221,088
Leased merchandise income	—	—	—	132,540	—		132,540
Interest and fees on finance receivables	—	—	—	81,683	—		81,683
Wholesale scrap jewelry sales	45,607	17,831	23,272	—	—		86,710
Other revenue	—	—	2,590	—	—		2,590
Total revenue	437,437	229,674	54,950	214,223	(705)		935,579

Cost of revenue:
Cost of retail merchandise sold	145,411	92,931	10,755	—	(374)	(1)	248,723
Depreciation of leased merchandise	—	—	—	76,253	(225)	(1)	76,028
Provision for lease losses	—	—	—	28,005	(85)	(1)	27,920
Provision for loan losses	—	—	—	40,347	—		40,347
Cost of wholesale scrap jewelry sold	38,520	15,000	14,700	—	—		68,220
Other cost of revenue	—	—	634	—	—		634
Total cost of revenue	183,931	107,931	26,089	144,605	(684)		461,872

Net revenue	253,506	121,743	28,861	69,618	(21)		473,707

Expenses and other income:
Operating expenses	133,024	70,327	10,225	22,952	—		236,528
Administrative expenses	—	—	—	—	58,845		58,845
Depreciation and amortization	8,464	4,443	742	687	14,698		29,034
Interest expense	—	—	—	—	32,216		32,216
Interest income	—	—	—	—	(908)		(908)
Gain on foreign exchange	—	—	—	—	(219)		(219)
Merger and acquisition expenses	—	—	—	—	9,472		9,472
Other income, net	—	—	—	—	(3,740)		(3,740)
Total expenses and other income	141,488	74,770	10,967	23,639	110,364		361,228

Income (loss) before income taxes	$112,018	$46,973	$17,894	$45,979	$(110,385)		$112,479

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Three Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$235,037	$129,081	$—	$—	$(977)	(1)	$363,141
Pawn loan fees	128,393	58,168	—	—	—		186,561
Leased merchandise income	—	—	—	188,560	—		188,560
Interest and fees on finance receivables	—	—	—	61,198	—		61,198
Wholesale scrap jewelry sales	26,685	11,176	—	—	—		37,861
Total revenue	390,115	198,425	—	249,758	(977)		837,321

Cost of revenue:
Cost of retail merchandise sold	134,966	83,729	—	—	(517)	(1)	218,178
Depreciation of leased merchandise	—	—	—	105,308	(380)	(1)	104,928
Provision for lease losses	—	—	—	39,268	(97)	(1)	39,171
Provision for loan losses	—	—	—	40,557	—		40,557
Cost of wholesale scrap jewelry sold	21,393	8,487	—	—	—		29,880
Total cost of revenue	156,359	92,216	—	185,133	(994)		432,714

Net revenue	233,756	106,209	—	64,625	17		404,607

Expenses and other income:
Operating expenses	128,104	63,062	—	33,760	—		224,926
Administrative expenses	—	—	—	—	42,237		42,237
Depreciation and amortization	7,365	4,676	—	679	13,213		25,933
Interest expense	—	—	—	—	27,424		27,424
Interest income	—	—	—	—	(403)		(403)
Loss on foreign exchange	—	—	—	—	882		882
Merger and acquisition expenses	—	—	—	—	225		225
Other income, net	—	—	—	—	(1,797)		(1,797)
Total expenses and other income	135,469	67,738	—	34,439	81,781		319,427

Income (loss) before income taxes	$98,287	$38,471	$—	$30,186	$(81,764)		$85,180

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

The following tables detail earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Company’s pawn segments, as of September 30, 2025 compared to September 30, 2024 (dollars in thousands, except as otherwise noted):

	As of September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$426,288	$173,203	$188,639	$788,130
Inventories	266,452	124,081	65,740	456,273
	$692,740	$297,284	$254,379	$1,244,403

Average outstanding pawn loan amount (in ones)	$290	$100	$768	$229

Composition of pawn collateral:
Jewelry	72%	42%	98%	72%
General merchandise	28%	58%	2%	28%
	100%	100%	100%	100%

Composition of inventories:
Jewelry	59%	40%	99%	60%
General merchandise	41%	60%	1%	40%
	100%	100%	100%	100%

Percentage of inventory aged greater than one year	1.9%	1.4%	7.9%	2.6%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	3.9 times	2.6 times	3.1 times

Store count	1,193	1,832	286	3,311
Weighted-average store count for the three months ended September 30	1,193	1,832	191	3,216
Weighted-average store count for the nine months ended September 30	1,196	1,829	64	3,089

	As of September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$380,962	$136,915	$—	$517,877
Inventories	238,668	95,726	—	334,394
	$619,630	$232,641	$—	$852,271

Average outstanding pawn loan amount (in ones)	$264	$85	$—	$170

Composition of pawn collateral:
Jewelry	70%	38%	—%	62%
General merchandise	30%	62%	—%	38%
	100%	100%	—%	100%

Composition of inventories:
Jewelry	57%	30%	—%	49%
General merchandise	43%	70%	—%	51%
	100%	100%	—%	100%

Percentage of inventory aged greater than one year	1.5%	1.2%	—%	1.5%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	4.2 times	—	3.2 times

Store count	1,201	1,824	—	3,025
Weighted-average store count for the three months ended September 30	1,201	1,823	—	3,024
Weighted-average store count for the nine months ended September 30	1,194	1,820	—	3,014

The following table details retail POS payment solutions gross transaction volumes originated during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Leased merchandise	$104,772	$143,146
Finance receivables	144,012	142,910
Total gross transaction volume	$248,784	$286,056

The following table details retail POS payment solutions earning assets as of September 30, 2025 as compared to September 30, 2024 (in thousands):

	As of September 30,
	2025	2024
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$164,215	$231,796
Less allowance for lease losses	(64,306)	(93,823)
Leased merchandise, net (1)	$99,909	$137,973

Finance receivables, net:
Finance receivables, before allowance for loan losses	$268,855	$232,948
Less allowance for loan losses	(115,721)	(109,197)
Finance receivables, net	$153,134	$123,751

(1)Includes $0.2 million of intersegment transactions as of both September 30, 2025 and 2024 related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation.

The following table details retail POS payment solutions changes in the allowance for lease and loan losses and other portfolio metrics for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

	Three Months Ended
	September 30,
	2025	2024
Leased merchandise portfolio metrics:
Provision rate (1)	26.7%	27.4%
Average monthly net charge-off rate (2)	6.7%	6.8%
Delinquency rate (3)	25.5%	23.6%

Finance receivables portfolio metrics:
Provision rate (1)	28.0%	28.4%
Average monthly net charge-off rate (2)	5.2%	4.8%
Delinquency rate (3)	22.4%	19.4%

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

U.S. Pawn Segment

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 8% to $253.0 million during the third quarter of 2025 compared to $235.0 million for the third quarter of 2024. Same-store retail sales increased 7% in the third quarter of 2025 compared to the third quarter of 2024. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the third quarter of 2025 compared to the third quarter of 2024. The gross profit margin on retail merchandise sales in the U.S. was 43% during both the third quarter of 2025 and 2024.

U.S. inventories increased 12% to $266.5 million at September 30, 2025 compared to $238.7 million at September 30, 2024. The increase was primarily due to increases in pawn loan receivable balances creating more forfeited inventory. Inventories aged greater than one year in the U.S. were 1.9% at September 30, 2025 compared to 1.5% at September 30, 2024.

Pawn Lending Operations

U.S. pawn loan receivables as of September 30, 2025 increased 12% in total and 13% on a same-store basis compared to September 30, 2024. The Company believes the increase in same-store pawn receivables was primarily due to continued strong customer demand from a combination of more customer transactions and larger loan amounts requested by the Company’s customers.

U.S. pawn loan fees increased 8% to $138.9 million during the third quarter of 2025 compared to $128.4 million for the third quarter of 2024. Same-store pawn loan fees increased 9% in the third quarter of 2025 compared to the third quarter of 2024. The increase in total and same-store pawn loan fees was due to the higher pawn loan balances.

Segment Expenses

U.S. operating expenses increased 4% to $133.0 million during the third quarter of 2025 compared to $128.1 million during the third quarter of 2024 while same-store operating expenses also increased 4% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the third quarter of 2025 was $112.0 million, which generated a pre-tax segment operating margin of 26% compared to $98.3 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 benefited from a 2% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of September 30, 2025 compared to September 30, 2024 also benefited from a 6% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 12% (10% on a constant currency basis) to $144.6 million during the third quarter of 2025 compared to $129.1 million for the third quarter of 2024. Same-store retail sales increased 11% (10% on a constant currency basis) during the third quarter of 2025 compared to the third quarter of 2024. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the third quarter of 2025 compared to the third quarter of 2024. The gross profit margin on retail merchandise sales was 36% during the third quarter of 2025 compared to 35% during the third quarter of 2024.

Latin America inventories increased 30% (22% on a constant currency basis) to $124.1 million at September 30, 2025 compared to $95.7 million at September 30, 2024. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory. Inventories aged greater than one year in Latin America were 1.4% at September 30, 2025 compared to 1.2% at September 30, 2024.

Pawn Lending Operations

Latin America pawn loan receivables increased 27% (19% on a constant currency basis) as of September 30, 2025 compared to September 30, 2024. On a same-store basis, pawn loan receivables increased 25% (18% on a constant currency basis) as of September 30, 2025 compared to September 30, 2024. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes, driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 16% (14% on a constant currency basis), totaling $67.2 million during the third quarter of 2025 compared to $58.2 million for the third quarter of 2024. Same-store pawn fees increased 15% (13% on a constant currency basis) in the third quarter of 2025 compared to the third quarter of 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 12% (10% on a constant currency basis) to $70.3 million during the third quarter of 2025 compared to $63.1 million during the third quarter of 2024. Same-store operating expenses also increased 12% (10% on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2025 was $47.0 million, which generated a pre-tax segment operating margin of 20% compared to $38.5 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

The segment contribution reflects the results of operations of H&T for the period August 14, 2025 to September 30, 2025 as a result of the completion of the H&T Acquisition on August 14, 2025. See Note 3 of Notes to Consolidated Financial Statements for additional information about the H&T Acquisition.

The U.K. pawn segment contributed $55.0 million in revenue and $17.9 million in pre-tax segment operating income for the third quarter of 2025. The resulting pre-tax segment operating margin was 33%.

Retail POS Payment Solutions Segment

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 29% to $164.2 million as of September 30, 2025 compared to $231.8 million as of September 30, 2024. The decrease was primarily due to reduced originations resulting from the bankruptcy filings in late 2024 for two of AFF’s larger retail furniture merchant partners, American Freight (“A-Freight”) and Conn’s Home Plus (“Conn’s”).

The allowance for lease losses decreased 31% to $64.3 million as of September 30, 2025 compared to $93.8 million as of September 30, 2024, which was primarily due to the decrease in leased merchandise. As a percentage of lease merchandise, the allowance was 39% at September 30, 2025 and 40% at September 30, 2024.

Leased merchandise income decreased 30% to $132.5 million during the third quarter of 2025 compared to $188.6 million during the third quarter of 2024, which was primarily due to lower average leased merchandise balances outstanding during the third quarter of 2025 compared to the third quarter of 2024.

Depreciation of leased merchandise decreased 28% to $76.3 million during the third quarter of 2025 compared to $105.3 million during the third quarter of 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise increased slightly to 58% during the third quarter of 2025 from 56% during the third quarter of 2024.

Provision for lease losses decreased 29% to $28.0 million during the third quarter of 2025 compared to $39.3 million during the third quarter of 2024, which was primarily due to the 27% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses was 27% during both the third quarter of 2025 and 2024.

Retail Finance Operations

Finance receivables, before allowance for loan losses, increased 15% as of September 30, 2025 compared to September 30, 2024. The increase was primarily due to increased gross transaction volumes in certain non-furniture industry verticals over the past twelve months.

The allowance for loan losses increased 6% to $115.7 million as of September 30, 2025 compared to $109.2 million as of September 30, 2024, which was primarily due to the increase in finance receivables, partially offset by lower loan loss provisioning rates used during the third quarter of 2025 compared to the third quarter of 2024. As a percentage of finance receivables, the allowance was 43% at September 30, 2025 compared to 47% at September 30, 2024.

Interest and fees on finance receivables increased 33% to $81.7 million during the third quarter of 2025 compared to $61.2 million during the third quarter of 2024. The increase was primarily due to higher average finance receivable balances outstanding during the third quarter of 2025 compared to the third quarter of 2024, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates.

Provision for loan losses decreased 1% to $40.3 million during the third quarter of 2025 compared to $40.6 million during the third quarter of 2024, which was relatively consistent with the slight increase in gross transaction volume. As a percentage of gross transaction volume, the provision for loan losses was 28% during both the third quarter of 2025 and 2024.

Segment Expenses

Operating expenses decreased 32% to $23.0 million during the third quarter of 2025 compared to $33.8 million during the third quarter of 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the A-Freight and Conn’s relationships along with continued realization of operating synergies, primarily in technology and development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during the third quarter of 2025 compared to 14% during the third quarter of 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the third quarter of 2025 was $46.0 million compared to $30.2 million in the third quarter of 2024. The increase was primarily the result of the increase in segment net revenue and a decrease in operating expenses.

Corporate Expenses and Taxes

Administrative expenses increased 39% to $58.8 million during the third quarter of 2025 compared to $42.2 million in the third quarter of 2024, primarily due to the addition of administrative expenses of H&T, increased variable compensation, general inflationary impacts and a 2% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% in the third quarter of 2025 compared to 5% during the third quarter of 2024.

Depreciation and amortization increased 11% to $14.7 million during the third quarter of 2025 compared to $13.2 million in the third quarter of 2024, primarily due to the addition of depreciation and amortization expenses of H&T during the third quarter of 2025.

Interest expense increased 17% to $32.2 million during the third quarter of 2025 compared to $27.4 million in the third quarter of 2024, primarily due to higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses were $9.5 million during the third quarter of 2025 compared to $0.2 million in the third quarter of 2024. The increase was due primarily to expenses associated with the H&T Acquisition.

Operating Results for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following tables present segment information for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees and certain of AFF’s operations-focused departments, occupancy costs, bank and other payment processing charges, data analytics and decisioning costs, information technology costs, advertising costs, security, insurance, utilities, supplies, other costs incurred by the pawn stores and other operational costs incurred by AFF. Administrative expenses and amortization expense of acquired intangible assets are not included in the segment pre-tax operating income.

	Nine Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$754,106	$401,132	$14,066	$—	$(2,155)	(1)	$1,167,149
Pawn loan fees	407,763	180,996	15,022	—	—		603,781
Leased merchandise income	—	—	—	429,242	—		429,242
Interest and fees on finance receivables	—	—	—	231,171	—		231,171
Wholesale scrap jewelry sales	107,839	37,580	23,272	—	—		168,691
Other revenue	—	—	2,590	—	—		2,590
Total revenue	1,269,708	619,708	54,950	660,413	(2,155)		2,602,624

Cost of revenue:
Cost of retail merchandise sold	434,318	259,249	10,755	—	(1,149)	(1)	703,173
Depreciation of leased merchandise	—	—	—	243,925	(806)	(1)	243,119
Provision for lease losses	—	—	—	88,276	(251)	(1)	88,025
Provision for loan losses	—	—	—	118,468	—		118,468
Cost of wholesale scrap jewelry sold	92,009	31,770	14,700	—	—		138,479
Other cost of revenue	—	—	634	—	—		634
Total cost of revenue	526,327	291,019	26,089	450,669	(2,206)		1,291,898

Net revenue	743,381	328,689	28,861	209,744	51		1,310,726

Expenses and other income:
Operating expenses	395,790	196,158	10,225	71,434	—		673,607
Administrative expenses	—	—	—	—	166,631		166,631
Depreciation and amortization	24,155	13,173	742	2,091	40,239		80,400
Interest expense	—	—	—	—	86,024		86,024
Interest income	—	—	—	—	(2,664)		(2,664)
Gain on foreign exchange	—	—	—	—	(1,504)		(1,504)
Merger and acquisition expenses	—	—	—	—	12,711		12,711
Other income, net	—	—	—	—	(9,254)		(9,254)
Total expenses and other income	419,945	209,331	10,967	73,525	292,183		1,005,951

Income (loss) before income taxes	$323,436	$119,358	$17,894	$136,219	$(292,132)		$304,775

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Nine Months Ended September 30, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$702,120	$394,375	$—	$—	$(3,070)	(1)	$1,093,425
Pawn loan fees	371,699	175,443	—	—	—		547,142
Leased merchandise income	—	—	—	588,801	—		588,801
Interest and fees on finance receivables	—	—	—	175,384	—		175,384
Wholesale scrap jewelry sales	70,722	29,229	—	—	—		99,951
Total revenue	1,144,541	599,047	—	764,185	(3,070)		2,504,703

Cost of revenue:
Cost of retail merchandise sold	407,329	254,188	—	—	(1,663)	(1)	659,854
Depreciation of leased merchandise	—	—	—	336,649	(1,280)	(1)	335,369
Provision for lease losses	—	—	—	130,272	(438)	(1)	129,834
Provision for loan losses	—	—	—	102,091	—		102,091
Cost of wholesale scrap jewelry sold	57,928	23,783	—	—	—		81,711
Total cost of revenue	465,257	277,971	—	569,012	(3,381)		1,308,859

Net revenue	679,284	321,076	—	195,173	311		1,195,844

Expenses and other income:
Operating expenses	372,191	198,389	—	103,851	—		674,431
Administrative expenses	—	—	—	—	132,857		132,857
Depreciation and amortization	21,609	15,199	—	2,078	39,621		78,507
Interest expense	—	—	—	—	78,029		78,029
Interest income	—	—	—	—	(1,407)		(1,407)
Loss on foreign exchange	—	—	—	—	2,133		2,133
Merger and acquisition expenses	—	—	—	—	2,186		2,186
Other income, net	—	—	—	—	(4,135)		(4,135)
Total expenses and other income	393,800	213,588	—	105,929	249,284		962,601

Income (loss) before income taxes	$285,484	$107,488	$—	$89,244	$(248,973)		$233,243

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

The following table details retail POS payment solutions gross transaction volumes originated during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Leased merchandise	$309,594	$444,045
Finance receivables	435,217	350,332
Total gross transaction volume	$744,811	$794,377

The following table details retail POS payment solutions changes in the allowance for lease and loan losses and other portfolio metrics for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024:

	Nine Months Ended
	September 30,
	2025	2024
Leased merchandise portfolio metrics:
Provision rate (1)	28.5%	29.3%
Average monthly net charge-off rate (2)	6.2%	5.9%
Delinquency rate (3)	25.5%	23.6%

Finance receivables portfolio metrics:
Provision rate (1)	27.2%	29.1%
Average monthly net charge-off rate (2)	4.8%	4.5%
Delinquency rate (3)	22.4%	19.4%

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

U.S. Pawn Segment
Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 7% to $754.1 million during the nine months ended September 30, 2025 compared to $702.1 million for the nine months ended September 30, 2024. Same-store retail sales increased 6% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The gross profit margin on retail merchandise sales in the U.S. was 42% during both the nine months ended September 30, 2025 and 2024.

Pawn Lending Operations

U.S. pawn loan fees increased 10% to $407.8 million during the nine months ended September 30, 2025 compared to $371.7 million for the nine months ended September 30, 2024. Same-store pawn loan fees increased 9% during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in total and same-store pawn loan fees was primarily due to the higher pawn loan balances.

Segment Expenses

U.S. operating expenses increased 6% to $395.8 million during the nine months ended September 30, 2025 compared to $372.2 million during the nine months ended September 30, 2024 while same-store operating expenses increased 5% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the nine months ended September 30, 2025 was $323.4 million, which generated a pre-tax segment operating margin of 25% compared to $285.5 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was impacted by a 10% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 2% (12% on a constant currency basis) to $401.1 million during the nine months ended September 30, 2025 compared to $394.4 million for the nine months ended September 30, 2024. Same-store retail sales increased 1% (11% on a constant currency basis) during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. The gross profit margin on retail merchandise sales was 35% during the nine months ended September 30, 2025 and 36% during the nine months ended September 30, 2024.

Pawn Lending Operations

Latin America pawn loan fees increased 3% (13% on a constant currency basis) totaling $181.0 million during the nine months ended September 30, 2025 compared to $175.4 million for the nine months ended September 30, 2024. Same-store pawn fees increased 2% (12% on a constant currency basis) during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses decreased 1% (8% increase on a constant currency basis) to $196.2 million during the nine months ended September 30, 2025 compared to $198.4 million during the nine months ended September 30, 2024. Same-store operating expenses also decreased 1% (8% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2025 was $119.4 million, which generated a pre-tax segment operating margin of 19% compared to $107.5 million and 18% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected the increase in net revenue and a decrease in operating expenses.

U.K. Pawn Segment

The segment contribution reflects the results of operations of H&T for the period August 14, 2025 to September 30, 2025 as a result of the completion of the H&T Acquisition on August 14, 2025. See Note 3 of Notes to Consolidated Financial Statements for additional information about the H&T Acquisition.

The U.K. pawn segment contributed $55.0 million in revenue and $17.9 million in pre-tax segment operating income for the nine months ended September 30, 2025. The resulting pre-tax segment operating margin was 33%.

Retail POS Payment Solutions Segment

LTO Operations

Leased merchandise income decreased 27% to $429.2 million during the nine months ended September 30, 2025 compared to $588.8 million for the nine months ended September 30, 2024, which was primarily due to lower average leased merchandise balances outstanding during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Depreciation of leased merchandise decreased 28% to $243.9 million during the nine months ended September 30, 2025 compared to $336.6 million during the nine months ended September 30, 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise was 57% during both the nine months ended September 30, 2025 and 2024.

Provision for lease losses decreased 32% to $88.3 million during the nine months ended September 30, 2025 compared to $130.3 million for the nine months ended September 30, 2024, which was primarily due to the 30% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses was 29% during both the nine months ended September 30, 2025 and 2024.

Retail Finance Operations

Interest and fees on finance receivables increased 32% to $231.2 million during the nine months ended September 30, 2025 compared to $175.4 million for the nine months ended September 30, 2024. The increase was primarily due to higher average finance receivable balances outstanding during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates.

Provision for loan losses increased 16% to $118.5 million during the nine months ended September 30, 2025 compared to $102.1 million for the nine months ended September 30, 2024, which was primarily due to the 24% increase in gross transaction volume, partially offset by a decrease in the net provisioning rates used during the nine months ended September 30, 2025 based on lower than expected charge-off rates on older vintages. As a percentage of gross transaction volume, the provision for loan losses decreased to 27% during the nine months ended September 30, 2025 compared to 29% during the nine months ended September 30, 2024.

Segment Expenses

Operating expenses decreased 31% to $71.4 million during the nine months ended September 30, 2025 compared to $103.9 million during the nine months ended September 30, 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the A-Freight and Conn’s relationships along with continued realization of operating synergies, primarily in technology and software development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during the nine months ended September 30, 2025 from 14% during the nine months ended September 30, 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the nine months ended September 30, 2025 was $136.2 million compared to $89.2 million in the nine months ended September 30, 2024. The increase was primarily the result of the increase in segment net revenue and a decrease in operating expenses.

Corporate Expenses and Taxes

Administrative expenses increased 25% to $166.6 million during the nine months ended September 30, 2025 compared to $132.9 million during the nine months ended September 30, 2024, primarily due to the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025, the incremental administrative expenses of H&T since the acquisition date, increased variable compensation expense and general inflationary impacts, partially offset by a 10% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% during the nine months ended September 30, 2025 compared to 5% during the nine months ended September 30, 2024.

Depreciation and amortization increased 2% to $40.2 million during the nine months ended September 30, 2025 compared to $39.6 million in the nine months ended September 30, 2024, primarily due to the addition of depreciation and amortization expenses of H&T during the nine months ended September 30, 2025.

Interest expense increased 10% to $86.0 million during the nine months ended September 30, 2025 compared to $78.0 million for the nine months ended September 30, 2024, primarily due to higher average total long-term debt balances outstanding. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses were $12.7 million during the nine months ended September 30, 2025 compared to $2.2 million in the nine months ended September 30, 2024. The increase was due primarily to expenses associated with the H&T Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Material Capital Requirements

The Company’s primary capital requirements include the:

•Expansion of pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions of pawn stores and purchases of underlying real estate at new and existing locations;
•Expansion of retail POS payment solutions operations through growth of the business generated from new and existing merchant partners; and
•Return of capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology platforms, general corporate operating activities, income tax payments and debt service, among others. The Company believes that net cash provided by operating activities and available and unused funds under its revolving unsecured and secured credit facilities will be adequate to meet its liquidity and capital needs for these items over the next 12 months and also in the longer-term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion of its pawn operations through growth of pawn receivables and inventories in existing stores along with new store openings and acquisitions.

On August 14, 2025, the Company completed its previously announced acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations. Under the terms of the H&T Acquisition, H&T shareholders received 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, was £289.1 million ($392.4 million USD using the August 13, 2025 closing GBP/USD exchange rate of 1.36). H&T had outstanding indebtedness of £79.6 million as of August 14, 2025 ($108.0 million USD using the August 13, 2025 closing GBP/USD exchange rate of 1.36), which the Company assumed upon closing. The Company also incurred, and expects to incur additional costs, expenses and fees for professional services, financing and other transaction and integration costs in connection with the H&T Acquisition. The substantial majority of these costs will be non-recurring expenses relating to the H&T Acquisition. The Company financed the H&T Acquisition and other costs with available funds under the Credit Facility.

During the nine months ended September 30, 2025, the Company also acquired six pawn stores in the U.S. for a cumulative purchase price of $35.1 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During the nine months ended September 30, 2025, the Company also opened 21 new stores in Latin America and two new stores in the U.S.

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

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. The Company purchased the real estate at 33 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $44.2 million during the nine months ended September 30, 2025.

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

Return of Capital to Shareholders

In October 2025, the Company’s Board of Directors declared a $0.42 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $18.5 million based on the September 30, 2025 share count, to be paid on November 26, 2025 to stockholders of record as of November 14, 2025. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the nine months ended September 30, 2025, the Company repurchased a total of 755,000 shares of common stock at an aggregate cost of $89.6 million and an average cost per share of $118.62. During the nine months ended September 30, 2024, the Company repurchased 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90. The aggregate cost and average cost per share do not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $0.9 million of excise taxes during both the nine months ended September 30, 2025 and 2024, respectively.

In October 2025, the Board of Directors approved a new share repurchase authorization of up to $150.0 million of common shares. Additionally, the Company has $25.4 million available under the $200 million share repurchase program authorized in July 2023, bringing the total current amount available for share repurchases to $175.4 million. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of acquisitions or other alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of September 30, 2025, the Company’s primary sources of liquidity were $130.2 million in cash and cash equivalents, $155.0 million of available and unused funds under the Company’s revolving unsecured credit facilities and $16.7 million of available and unused funds under the Company’s revolving secured credit facility, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). The Company had working capital of $1,433.1 million as of September 30, 2025.

The Company’s cash and cash equivalents as of September 30, 2025 included $44.2 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos and British pound sterling, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 60% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash flow provided by operating activities	$379,297	$341,809
Cash flow used in investing activities	$(662,413)	$(335,483)
Cash flow provided by (used in) financing activities	$225,644	$(19,187)

	As of September 30,
	2025	2024
Working capital	$1,433,101	$1,020,877
Current ratio	5.0:1	4.3:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $37.5 million, or 11%, from $341.8 million for the nine months ended September 30, 2024 to $379.3 million for the nine months ended September 30, 2025 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $50.9 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $326.9 million, or 97%, from $335.5 million for the nine months ended September 30, 2024 to $662.4 million for the nine months ended September 30, 2025. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $37.4 million for furniture, fixtures, equipment and improvements and $44.2 million for discretionary pawn store real property purchases during the nine months ended September 30, 2025 compared to $56.0 million and $54.3 million in the prior-year period, respectively. The Company paid $406.9 million in cash related to pawn store acquisitions during the nine months ended September 30, 2025 compared to $69.2 million during the nine months ended September 30, 2024. The Company funded a net increase in pawn loans of $98.7 million during the nine months ended September 30, 2025 and $69.7 million during the nine months ended September 30, 2024. The Company funded a net increase in finance receivables of $75.2 million during the nine months ended September 30, 2025 and $86.2 million during the nine months ended September 30, 2024.

Cash Flow Provided by Financing Activities

Net cash used in financing activities decreased $244.8 million, or 1,276%, from cash used in financing activities of $19.2 million for the nine months ended September 30, 2024 to cash provided by financing activities of $225.6 million for the nine months ended September 30, 2025. Net borrowings on credit facilities were $374.3 million during the nine months ended September 30, 2025 compared to net payments of $368.0 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $10.4 million during the nine months ended September 30, 2024. The Company funded $90.5 million of share repurchases during the nine months ended September 30, 2025 compared to $85.0 million during the nine months ended September 30, 2024. The Company paid dividends of $52.4 million during the nine months ended September 30, 2025 compared to $48.8 million during the nine months ended September 30, 2024. In addition, the Company paid withholding taxes of $5.8 million on net share settlements of restricted stock awards during the nine months ended September 30, 2025 compared to $7.0 million during the nine months ended September 30, 2024.

GOVERNMENTAL REGULATION

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

The Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, amortization of acquired intangible assets, the CFPB litigation settlement and certain other income and expenses. The Company does not consider these items to be related to the organic operations of the Company’s businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the Company. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$82,807	$64,827	$1.86	$1.44	$226,203	$175,268	$5.07	$3.88
Adjustments, net of tax:
Merger and acquisition expenses	8,513	171	0.19	0.01	11,001	1,675	0.25	0.04
Amortization of acquired intangible assets	10,613	9,572	0.24	0.21	29,129	28,717	0.65	0.63
CFPB litigation settlement	—	—	—	—	9,390	—	0.21	—
Other (income) expenses, net	(1,300)	609	(0.03)	0.01	(2,691)	1,606	(0.06)	0.03
Adjusted net income and diluted earnings per share	$100,633	$75,179	$2.26	$1.67	$273,032	$207,266	$6.12	$4.58

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Net income	$82,807	$64,827	$226,203	$175,268	$309,750	$244,857
Income taxes	29,672	20,353	78,572	57,975	104,558	79,874
Depreciation and amortization (1)	29,034	25,933	80,400	78,507	106,834	106,142
Interest expense	32,216	27,424	86,024	78,029	113,221	104,615
Interest income	(908)	(403)	(2,664)	(1,407)	(3,192)	(1,623)
EBITDA	172,821	138,134	468,535	388,372	631,171	533,865
Adjustments:
Merger and acquisition expenses	9,472	225	12,711	2,186	12,753	6,438
Purchase accounting and other adjustments (2)	—	—	—	—	—	13,968
CFPB litigation settlement	—	—	11,000	—	11,000	—
Other (income) expenses, net	(1,739)	919	(3,683)	2,194	(676)	185
Adjusted EBITDA	$180,554	$139,278	$488,563	$392,752	$654,248	$554,456

(1)Includes $13.8 million, $37.9 million and $50.3 million of amortization expense related to identifiable intangible assets for the three months, nine months and trailing twelve months ended September 30, 2025, respectively. Includes $12.4 million, $37.3 million and $51.2 million of amortization expense related to identifiable intangible assets for the three months, nine months and trailing twelve months ended September 30, 2024, respectively.

(2)For the twelve months ended September 30, 2024, amount represents other non-recurring costs included in administrative expenses related to a discontinued finance product.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024
Cash flow from operating activities	$135,803	$113,090	$379,297	$341,809	$577,446	$440,914
Cash flow from certain investing activities:
Pawn loans, net (1)	(68,141)	(48,836)	(98,733)	(69,723)	(101,009)	(45,275)
Investments in finance receivables	(103,343)	(119,579)	(338,295)	(290,715)	(473,397)	(378,404)
Proceeds from finance receivables	84,164	70,956	263,139	204,529	345,113	264,770
Purchases of furniture, fixtures, equipment and improvements	(11,553)	(13,368)	(37,419)	(56,032)	(49,632)	(69,457)
Free cash flow	36,930	2,263	167,989	129,868	298,521	212,548
Merger and acquisition expenses paid, net of tax benefit	8,513	171	11,001	1,675	11,032	4,946
Adjusted free cash flow	$45,443	$2,434	$178,990	$131,543	$309,553	$217,494

(1)Includes the funding of new loans net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral.

Constant Currency Results

The Company’s reporting currency is the U.S. dollar, however, certain performance metrics discussed in this report are presented on a “constant currency” basis, which is considered a non-GAAP financial measure. The Company’s management uses constant currency results to evaluate operating results of business operations in Latin America and the U.K., which are transacted in local currencies in Mexico, Guatemala, Colombia and the U.K. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

The Company believes constant currency results provide valuable supplemental information regarding the underlying performance of its business operations in Latin America and the U.K., consistent with how the Company’s management evaluates such performance and operating results. Constant currency results reported herein are calculated by translating certain balance sheet and income statement items denominated in local currencies using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations for purposes of evaluating period-over-period comparisons.

The following table presents segment information for the Latin America pawn segment for the three and nine month periods ended September 30, 2025 using the exchange rate from the prior-year comparable periods (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
		Currency	Constant		Currency	Constant
	U.S.	Exchange	Currency	U.S.	Exchange	Currency
	Dollar	Rate	Basis	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)	Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$144,644	$(2,064)	$142,580	$401,132	$38,665	$439,797
Pawn loan fees	67,199	(957)	66,242	180,996	17,489	198,485
Wholesale scrap jewelry sales	17,831	—	17,831	37,580	—	37,580
Total revenue	229,674	(3,021)	226,653	619,708	56,154	675,862

Cost of revenue:
Cost of retail merchandise sold	92,931	(1,324)	91,607	259,249	24,819	284,068
Cost of wholesale scrap jewelry sold	15,000	(213)	14,787	31,770	3,127	34,897
Total cost of revenue	107,931	(1,537)	106,394	291,019	27,946	318,965

Net revenue	121,743	(1,484)	120,259	328,689	28,208	356,897

Segment expenses:
Operating expenses	70,327	(978)	69,349	196,158	18,334	214,492
Depreciation and amortization	4,443	(61)	4,382	13,173	1,190	14,363
Total segment expenses	74,770	(1,039)	73,731	209,331	19,524	228,855

Segment pre-tax operating income	$46,973	$(445)	$46,528	$119,358	$8,684	$128,042

The following table presents earning assets for the Latin America pawn segment as of September 30, 2025 using the exchange rate from the prior-year comparable period (in thousands):

	As of September 30, 2025
		Currency	Constant Currency
		Exchange Rate	Basis
	U.S. Dollar Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$173,203	$(10,442)	$162,761
Inventories	124,081	(7,512)	116,569
	$297,284	$(17,954)	$279,330

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal, Colombian peso and British pound sterling for the current and prior-year periods:

	September 30,		Favorable /
	2025	2024	(Unfavorable)
U.S. dollar / Mexican peso exchange rate:
End-of-period	18.4	19.6	6%
Three months ended	18.6	18.9	2%
Nine months ended	19.5	17.7	(10)%

U.S. dollar / Guatemalan quetzal exchange rate:
End-of-period	7.7	7.7	—%
Three months ended	7.7	7.7	—%
Nine months ended	7.7	7.8	1%

U.S. dollar / Colombian peso exchange rate:
End-of-period	3,901	4,164	6%
Three months ended	4,003	4,095	2%
Nine months ended	4,131	3,979	(4)%

British pound sterling / U.S. dollar exchange rate:
End-of-period	1.35	1.34	1%
Three months ended	1.35	1.30	4%
Nine months ended	1.31	1.28	2%

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

Except for the H&T Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of integrating H&T into its assessment of its internal control over financial reporting. H&T’s total assets and revenue represent approximately 11% and 2%, respectively, of the related consolidated financial statement amounts as of and for the three months ended September 30, 2025. Management expects to exclude H&T from its assessment of internal control over financial reporting as of December 31, 2025 because the integration of H&T’s internal control over financial reporting is not expected to be complete by December 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended September 30, 2025 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
July 1 through July 31, 2025	175,812	$129.77	175,812	$32,576
August 1 through August 31, 2025	54,604	131.58	54,604	25,391
September 1 through September 30, 2025	—	—	—	25,391
Total	230,416	130.20	230,416

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)In July 2023, the Company’s Board of Directors authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock, of which $25.4 million is currently remaining. In October 2025, the Company’s Board of Directors authorized an additional common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended September 30, 2025, except as follows:

On August 8, 2025, T. Brent Stuart, Chief Operating Officer, adopted a written plan for the sale of up to 35,348 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on December 31, 2026 or on any earlier date on which all of the shares have been sold.

On August 20, 2025, Randel G. Owen, Director, adopted a written plan for the sale of up to 1,500 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on November 19, 2026, or on any earlier date on which all of the shares have been sold.

On September 11, 2025, Howard F. Hambleton, AFF President, adopted a written plan for the sale of up to 15,000 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan will expire on November 30, 2026, or on any earlier date on which all of the shares have been sold.

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

Dated: November 3, 2025	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer and Principal Accounting Officer)