Form 10-K
period 2025-12-31
FirstCash Holdings, Inc.
filed 2026-02-09
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $5,217,000,000 based on the closing price as reported on the Nasdaq Stock Market.

As of January 28, 2026, there were 43,984,696 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FIRSTCASH HOLDINGS, INC.
FORM 10-K
For the Year Ended December 31, 2025

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this annual report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the present regulatory environment in the jurisdictions in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; risks that the Company may not realize the anticipated benefits of the H&T Group plc (“H&T”) acquisition (such acquisition, the “H&T Acquisition”) and risks related to operating in a new jurisdiction; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States, Latin America and the United Kingdom, including as a result of inflation, elevated interest rates and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso and British pound sterling; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; risks related to the Company’s ability to prevent cyber attacks, other cybersecurity incidents, security breaches or other disruptions to its information technology systems; risks related to the Company’s ability to develop, operate and adapt its information technology infrastructure suitable for the nature of its business and to successfully transition acquired businesses to its information technology platform; contraction in sales activity or store closures at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners; and other risks discussed and described in Part I, Item IA, “Risk Factors” hereof, and other reports filed with the Securities and Exchange Commission (the “SEC”). Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date of this annual report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I

Item 1. Business

Overview

FirstCash Holdings, Inc., along with its wholly owned subsidiaries (together, “FirstCash” or the “Company”), is the leading operator of pawn stores in the U.S., Latin America and the U.K.

FirstCash’s primary line of business is the operation of retail pawn stores, also known as “pawnshops.” The Company also operates a retail POS payment solutions business. The Company’s two business lines are organized into four reportable segments:

•The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia
•The Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia
•The U.K. pawn segment consists of pawn operations in England, Scotland and Wales
•The retail POS payment solutions segment consists of the operations of American First Finance, LLC (“AFF”), which offers products in the U.S.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results. For further detail, see Note 3 of Notes to Consolidated Financial Statements.

As of December 31, 2025, the Company operated over 3,300 pawnshops across its network. Pawn stores help customers meet small, short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

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

The Company’s pawn stores in the U.K. focus primarily on providing loans collateralized by gold jewelry. Stores are typically smaller in size and are located on the “high streets” in most major towns and cities throughout England, Scotland and Wales. While H&T is the U.K.’s largest pawnbroker, the U.K. and European pawn industries remain highly fragmented and the Company believes there is opportunity for further expansion in the U.K. and other European countries.

Services Offered by the Company’s Pawn Operations

Pawn Merchandise Sales

The Company’s pawn merchandise sales are primarily retail sales to the general public from its pawn store locations. The items sold vary by location but generally consist of pre-owned consumer products such as jewelry, electronics, tools, appliances, sporting goods and musical instruments. The Company also melts certain quantities of scrap jewelry and sells the gold, silver and diamonds in the commodity markets. Gross profit from pawn merchandise sales accounted for 39% of the Company’s consolidated net revenue during 2025.

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

Retail customers can use cash and debit or credit cards for retail purchases or can generally purchase merchandise on an interest-free “layaway” plan. Should the customer fail to make a required payment pursuant to a layaway plan, the item is returned to inventory and all or a portion of previous payments are typically forfeited to the Company. Deposits and interim payments from customers on layaway sales are recorded as deferred revenue and subsequently recorded as retail merchandise sales revenue when the merchandise is delivered to the customer upon receipt of final payment or when previous payments are forfeited to the Company. In addition, the Company offers an LTO option at its U.S. pawn stores through AFF (as further described below).

Retail sales are seasonally highest in the fourth quarter, associated with holiday shopping, and, to a lesser extent, in the first quarter, due to tax refund proceeds received by customers in the U.S.

Pawn Lending

The Company’s pawn store locations make pawn loans to customers in order to help them meet instant or short-term cash needs. All pawn loans are collateralized by personal property such as jewelry, electronics, tools, appliances, sporting goods, musical instruments and other items. The pledged collateral provides the only security to the Company for the repayment of the loan. The Company does not investigate the creditworthiness of the borrower through third party reporting services, instead relying primarily on the marketability and expected sales value of pledged goods as a basis for the amount loaned. Pawn loans are non-recourse loans, and a customer does not have a legal obligation to repay a pawn loan. There is no collections process, and the decision to not repay the loan will not affect the customer’s credit score with any credit reporting agency and rarely affects the customer’s ability to obtain a subsequent pawn loan from the Company. The average amount of a pawn loan at December 31, 2025 was $312 in the U.S., $112 in Latin America and $825 in the U.K. per transaction.

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

The term of a pawn loan in the U.S. and Latin America typically range from 30 to 90 days plus an additional grace period of 14 to 90 days based primarily on local or state regulations in each market. In the U.K., federal regulations require a six month term and a two month grace period. Pawn loans may be either paid in full with accrued pawn loan fees and service charges or, where permitted by law, may be renewed or extended by the customer’s payment of accrued pawn loan fees and service charges. If a pawn loan is not repaid before the expiration of the grace period, the pawn collateral is forfeited to the Company and transferred to inventory at a value equal to the principal amount of the loan, exclusive of accrued service fees. Pledged property is held in a secured, non-public warehouse area of the pawn store for the term of the loan and the grace period, unless the loan is repaid earlier. The Company does not record pawn loan losses or charge-offs because the amount advanced becomes the carrying cost of the forfeited collateral that is to be recovered through the merchandise sales function described above.

Pawn loan fees are typically calculated as a percentage of the pawn loan amount based on the size, duration and type of collateral of the pawn loan and generally range from 4% to 25% per month, as permitted by applicable law. As required by applicable law, the amounts of these charges are disclosed to the customer on the pawn ticket. Pawn loan fees accounted for 46% of the Company’s consolidated net revenue during 2025.

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

Pawn Business Strategy

The Company’s business strategy is to drive profitable growth by opening new (“de novo”) retail pawn locations, acquiring existing pawn stores in strategic markets and increasing revenue and operating profits in existing stores. Over the last five years, 783 pawn stores have been opened or acquired, with the net store count growing at a compound annual store growth rate of 4% over this period. The Company intends to open or acquire additional stores in locations where management believes appropriate consumer demand and other favorable conditions exist. The following table details stores opened and acquired over the five-year period ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023	2022	2021
U.S. pawn segment:
New locations opened	2	1	5	—	1
Locations acquired	23	28	91	30	46
Total additions	25	29	96	30	47

Latin America pawn segment:
New locations opened	32	60	61	45	60
Locations acquired	—	10	—	1	—
Total additions	32	70	61	46	60

U.K. pawn segment:
New locations opened	1	—	—	—	—
Locations acquired	286	—	—	—	—
Total additions	287	—	—	—	—

Total:

New locations opened	35	61	66	45	61
Locations acquired	309	38	91	31	46
Total additions	344	99	157	76	107

For additional information on store count activity, see “Pawn Store Locations” below.

New Store Openings

The Company typically opens new stores in under-served neighborhoods in markets with favorable regulations and customer demographics. After a suitable location has been identified and a lease and the appropriate licenses are obtained, a new store can typically open for business within six to twelve weeks. The investment required to open a new location includes store operating cash, inventory, funds for pawn loans, leasehold improvements, store fixtures, security systems, computer equipment and other start-up costs.

Acquisitions

Due to the fragmented nature of the pawn industry, the Company believes attractive acquisition opportunities will continue to arise in the U.S., Latin America and the U.K. Specific pawn store acquisition criteria include an evaluation of the volume of merchandise sales and pawn transactions, outstanding customer pawn loan balances, historical pawn yields, merchandise sales margins, pawn loan redemption rates, the condition and quantity of inventory on hand, licensing restrictions or requirements, and the location, physical condition, and lease terms of the stores to be acquired.

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

Pawn Store Locations

The Company’s typical large format pawn store is a freestanding building or part of a retail shopping center with dedicated available parking. Many of the Company’s acquired stores in Latin America and all of its stores in the U.K. tend to be smaller than the U.S. stores, especially those located in more dense urban markets that may not have dedicated parking. Management has established a standard store design intended to facilitate operations and provide a positive customer experience.

As of December 31, 2025, the Company operated 3,330 pawn store locations composed of 1,207 stores in 29 U.S. states and the District of Columbia, 1,732 stores in 32 states in Mexico, 75 stores in Guatemala, 18 stores in El Salvador, 12 stores in Colombia and 286 stores in the U.K.

The following table details store count activity for the year ended December 31, 2025:

	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,200	1,826	—	3,026
New locations opened	2	32	1	35
Locations acquired	23	—	286	309
Consolidation of existing pawn locations (1)	(18)	(21)	(1)	(40)
Total locations, end of period	1,207	1,837	286	3,330

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

The following chart presents the year end pawn store count over the five-year period ended December 31, 2025:

Pawn Store Locations
3,600
2,700
1,800
900
0
2,825
2,872
2,997
3,026
3,330
286
1,744
1,771
1,814
1,826
1,837
1,081
1,101
1,183
1,200
1,207
2021
2022
2023
2024
2025
U.S. Pawn
Latin America Pawn
U.K. Pawn

As of December 31, 2025, the Company’s pawn stores were located in the following countries and states:

Number of Locations
U.S.		Latin America		U.K.
Texas	490	Mexico:		England	253
Florida	86	Estado de. Mexico (State of Mexico)	217	Scotland	26
North Carolina	68	Veracruz	194	Wales	7
Ohio	56	Puebla	114	U.K. total	286
Arizona	49	Nuevo Leon	104
Tennessee	49	Tamaulipas	103
Georgia	46	Jalisco	82
Illinois	39	Baja California	80
Nevada	33	Estado de Ciudad de Mexico (State of Mexico City)	75
Washington	30	Chiapas	69
Louisiana	29	Coahuila	64
Maryland	28	Hidalgo	58
South Carolina	27	Oaxaca	57
Indiana	23	Guanajuato	52
Kentucky	23	Sonora	42
Alabama	22	Tabasco	40
Colorado	22	Chihuahua	40
Missouri	20	Michoacan	31
Oklahoma	19	Quintana Roo	31
Virginia	13	San Luis Potosi	30
Nebraska	7	Durango	29
Alaska	6	Sinaloa	29
Oregon	5	Morelos	24
Utah	5	Queretaro	23
North Dakota	3	Aguascalientes	19
South Dakota	3	Tlaxcala	19
District of Columbia	2	Yucatan	19
Mississippi	2	Campeche	18
Iowa	1	Zacatecas	18
Wyoming	1	Baja California Sur	14
U.S. total	1,207	Guerrero	14
		Colima	13
		Nayarit	10
			1,732

		Guatemala	75

		El Salvador	18

		Colombia	12

		Latin America total	1,837

Pawn Operations Competitive Environment

The Company encounters significant competition in connection with all aspects of its pawn operations. These competitive conditions may adversely affect the Company’s pawn revenue and profitability and its ability to expand and execute its pawn business strategy. The Company believes the primary drivers for competitive success in the pawn industry are store location, customer service, the ability to lend competitive amounts on pawn loans and to sell popular and in-demand retail merchandise tailored to the surrounding area at competitive prices. In addition, the Company competes with other lenders and retailers to attract and retain employees with competitive compensation programs.

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

Management believes the pawn industry remains highly fragmented with an estimated 12,000 to 14,000 total pawnshops in the U.S., 8,000 to 9,000 total pawnshops in Mexico and slightly under 1,000 total pawnshops in the U.K. Including the Company, there are two publicly-held, U.S.-based pawnshop operators, both of which have pawn operations in the U.S., Mexico, Guatemala and El Salvador. The Company is the largest public or private operator of large format, full-service pawn stores in the U.S., Mexico and the U.K.

Retail POS Payment Solutions Operations

AFF facilitates customized LTO and retail finance programs to its merchant partners, allowing those merchant partners to complete sales by providing their customers with one of its retail POS payment solutions. Customers can apply for AFF’s payment solutions online or through their mobile devices and complete the process electronically or in person at one of AFF’s merchant partner locations. AFF primarily serves customers who are credit-constrained who may not qualify for prime or near prime retail payment options. Net revenues (gross profit) from AFF accounted for 15% of the Company’s consolidated net revenues during 2025.

Payment Solution Products Offered by AFF

AFF’s merchant partners may provide consumer goods and services to their customers using one of AFF’s retail POS payment products to facilitate payments on such transactions. AFF’s ability to customize the technology and offer a choice between retail POS payment products provides its merchant partners with the ability to identify the most effective solution for its business and customers.

The following is a description of the retail POS payment products offered by AFF:

•LTO — LTO transactions involve the purchase by AFF of tangible personal property directly from the merchant partner and a subsequent lease of that merchandise by AFF to the customer through a consumer rental purchase agreement under applicable state laws. Customers can cancel their agreements at any time, without penalty, by returning the merchandise. The terms of the leased merchandise contracts generally provide for weekly, bi-weekly, semi-monthly, or monthly rental periods and give the customers the option to acquire ownership of the merchandise over a fixed term, typically between six and 24 months, if the customer leases the merchandise through that term. AFF offers the LTO retail POS payment product to merchant partners in 46 U.S. states and the District of Columbia, and such product accounted for 43% of AFF’s gross transaction volumes during 2025.

•Retail installment sales agreement (“RISA”) — The RISA transaction involves the purchase of either tangible personal property or services from the merchant partner by the customer. The customer enters into a RISA with the merchant and AFF subsequently purchases the RISA from the merchant partner and services the account through the end of the contractual term. RISA finance receivables typically have a term ranging from six to 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. AFF facilitates the RISA retail POS payment product with merchant partners in 22 U.S. states, and such product accounted for 12% of AFF’s gross transaction volumes during 2025.

•Bank-originated installment loans — The customer enters into an installment loan directly with a Utah state-chartered non-member bank (the “Bank”), for the purchase of a good or service from the merchant partner. After origination of the loan by the Bank, AFF purchases the rights to a portion of the cash flows of the loan from the Bank but does not purchase the loan itself. AFF then assumes responsibility for sub-servicing the loan on behalf of the Bank for the remaining term of the loan. Bank-originated loans typically have a term ranging from six to 24 months, and when utilized for the purchase of tangible personal property, are generally secured by such tangible personal property. The bank-originated installment loan retail POS payment product is made available to merchant partners in 38 U.S. states.

During the third quarter of 2025, AFF began assisting certain customers in applying for a direct-to-consumer unsecured installment loan that is underwritten and fully retained by the Bank (“OBS Loan”). After origination of the unsecured loan by the Bank, AFF assumes responsibility for servicing the loan on behalf of the Bank for the remaining term of the loan. AFF does not purchase the loan or the rights to a portion of the cash flows of the loan from the Bank. As such, these loans are not reflected on the Company’s balance sheet as a finance receivable. AFF receives certain servicing and other fees associated with performing loans from the Bank. However, if a loan becomes 90 days contractually past due, AFF is obligated to reimburse the Bank for the outstanding principal amount plus accrued interest. These unsecured Bank-originated loans typically have a term ranging from six to 24 months.

Bank-originated installment loan products accounted for 45% of AFF’s gross transaction volumes during 2025.

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

AFF currently has approximately 16,400 active retail merchant partner locations and e-commerce platforms offering its leasing and financing products. Those merchant partners offer a wide array of goods and services spanning approximately 30 vertical channels. The following table shows the percentage of AFF's gross transaction volumes originated attributable to these vertical channels for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Automotive	25%	24%	19%
Furniture	23%	37%	48%
Elective Medical	18%	12%	7%
Jewelry	11%	10%	8%
Other	23%	17%	18%
Total	100%	100%	100%

A significant portion of AFF’s gross transaction volumes have historically been concentrated with certain large merchant partners, many of which were also concentrated within the furniture vertical. Over the past several years, AFF has been focused on expanding and diversifying its merchant partner base away from these larger merchant partners, which has resulted in less concentration by large merchant partner and vertical channel as reflected in the table above. For a discussion of the risks associated with the possible loss or reduction of business from one or more of AFF’s large merchant partners and factors that may affect a particular type of merchant or vertical channel that AFF is heavily concentrated in, refer to “Item 1A. Risk Factors.”

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

Corporate Responsibility and Sustainability Overview

Pawnshops are neighborhood-based stores that contribute to the modern “circular economy” which encourages reduced resource consumption and waste, decreased environmental footprints and emissions, along with economic growth and job creation. Each of the Company’s 3,330 pawn locations provides consumers with a neighborhood-based market to buy and resell pre-owned and popular consumer products in a safe environment, along with access to a quick and convenient source of short-term cash through non-recourse pawn transactions. In addition, through AFF, the Company provides POS payment solutions through technology-enabled virtual LTO and consumer finance platforms with minimal environmental impact. In summary, the Company offers its customers rapid access to capital while operating its business in a manner that results in a positive impact on its employees, communities and the environment.

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

The Company resold approximately 14 million individual used or pre-owned consumer product items in its pawn stores during 2025 having a commercial value of approximately $1.7 billion. In addition, the Company recycles significant volumes of precious metals and diamonds, whereby unwanted or broken jewelry is collected and melted/processed by the Company and then resold as a commodity for future commercial use. This process helps reduce demand for mined precious metals and diamonds, which benefits the environment by reducing carbon emissions, water usage and other harmful environmental impacts of mining.

Unlike most brick-and-mortar or online retailers, the Company does not rely on supply chains or manufacturing of its retail inventories, as it sources the majority of its inventory from unredeemed pawn loan collateral and merchandise purchased directly from customers living or working near the Company’s pawn stores. Accordingly, the Company generally does not own, operate or contract for manufacturing, supply chain, warehousing or distribution facilities to support its pawn operations. The Company does not own, lease or operate any long-haul trucks to support its 3,330 pawn locations and, other than operating small storefront locations which are typically 5,000 square feet or less, the Company’s operations leave a limited carbon footprint compared to manufacturers and retailers selling new merchandise with extensive supply chain and distribution channels. Additionally, almost all retail sales and pawn loans are made to customers who live or work within a tight geographic radius of the Company’s stores. The Company is working to further reduce energy consumption by continuing to retrofit its offices and stores with LED lighting and more energy efficient HVAC equipment.

Safe Capital Access Solutions in Underserved Communities

According to multiple studies and surveys, significant segments of populations in most economies are unbanked or underbanked. As examples, approximately 25% of U.S. households remain unbanked or under-banked while in Latin America, the number of unbanked or under-banked consumers can be as much as 75% of the local population. As a result, the majority of the Company’s customers have limited access to traditional forms of credit or capital. The Company contributes to its communities by providing these customers with instant access to capital through very small, non-recourse pawn loans or by purchasing merchandise from such customers. Traditional lenders such as banks, credit unions, credit card providers or other small loan providers do not efficiently or effectively offer micro-credit products of this size.

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

The Company has significant operations in Mexico and throughout other Latin American countries, where the majority of its employees and customers reside. Accordingly, the Company has focused significant time and resources on corporate and social responsibility initiatives in supporting disadvantaged people who live and work in this market.

The Company is certified in Mexico as an Empresa Socialmente Responsable (“ESR”), or a socially responsible company under the XVIII Latin American Meeting of Corporate Social Responsibility Framework. This ESR certification is granted by the Mexican Center for Philanthropy to companies that meet a series of criteria that generally cover the economic, social and environmental sustainability of its operations, including corporate ethics, good governance, the quality of life of the Company’s employees and a proven commitment to the betterment of the community where it operates, including the care and preservation of the environment.

The Company has also established relationships and supports certain foundations and social programs in Mexico that provide internships, reading initiatives and educational programs for disadvantaged citizens. For instance, the Company has participated in the Government Program of Youth Building the Future in Mexico since 2019 by providing year-long apprenticeships to participants aspiring to build careers in legal, human resources, and information technology industries. The Mexico Secretary of Labor awarded the Company the Recognition of Social Commitment as a result of the Company’s participation in this program.

In North Texas, where the Company is headquartered, the Company has made meaningful investments in the local community in the form of event sponsorships, employee volunteer service hours and matching certain employee donations to non-profits.

Human Capital Resources

In managing its human capital resources, the Company aims to attract a qualified, professional workforce through an inclusive and accessible job posting and recruiting process. In order to increase retention of its employees, the Company is focused on providing competitive and attractive wages and benefits (which includes a store-level profit-sharing program for its pawn store employees) and extensive training and advancement opportunities as well as fostering a safe, healthy and secure workplace.

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
•Offering a tuition reimbursement program to U.S. and U.K. employees for courses related to current or future roles at the Company and also discounted tuition rates to select universities in the U.S.
•Offering eligible U.S. employees private health and life insurance benefits and a comprehensive suite of well-being offerings, including health coaching sessions, financial coaching sessions with a certified financial planner and counseling/emotional support through the Company’s Employee Assistance program.
•Matching eligible U.S. and U.K. team members’ retirement plan contributions after meeting certain service requirements.
•Offering U.S. employees access to thousands of partner discounts for services and products through the partner portal.
•All employees in Latin America and the U.K. have access to public healthcare and are provided with other statutory benefits. Certain management-level employees and administrative employees in Mexico and the U.K. are provided private health insurance.
•All eligible employees in Mexico participate in a statutory profit sharing program.

Workplace Profile

As of December 31, 2025, the Company had approximately 22,000 employees across seven countries (the U.S., Mexico, Guatemala, El Salvador, Colombia, Jamaica and the U.K.). The Company employed approximately 8,300 employees in the U.S. as of December 31, 2025, including approximately 1,200 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.S. employees are covered by collective bargaining agreements. The Company employed approximately 11,900 employees in Latin America as of December 31, 2025, including approximately 1,100 persons employed in executive, supervisory, administrative and accounting functions. The Company’s Mexico employees are covered by labor agreements as required under Mexico’s Federal Labor Law. None of the Company’s other Latin American employees are covered by collective bargaining agreements. The Company employed approximately 1,700 employees in the U.K. as of December 31, 2025, including approximately 400 persons employed in executive, supervisory, administrative and accounting functions. None of the Company’s U.K. employees are covered by collective bargaining agreements.

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

Governmental Regulation

General Overview

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation by various laws, regulations, ordinances and regulatory pronouncements from federal, state and municipal governmental entities in the U.S. Latin America and the U.K., all of which are constantly evolving and subject to potentially significant changes. These statutes and regulations prescribe, among other things, the general terms of the Company’s pawn loan agreements, including maximum service fees and/or interest rates that may be charged and collected and mandatory consumer disclosures, as well as maximum interest rates/finance charges or leasing fees (as applicable), consumer disclosures, contractual terms and other matters directly related to the Company’s retail POS payment solutions platform activities. The Company is also required to obtain and maintain regulatory licenses and comply with periodic regulatory reporting and registration requirements. In general, the regulatory regimes to which the Company are subject are increasingly focused on consumer finance companies serving credit-constrained customers, and any of these agencies or authorities may propose and adopt new regulations, or interpret existing regulations, in a manner that could result in significant adverse changes in the regulatory landscape for businesses such as the Company’s.

Actions of the current U.S. presidential administration could result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the industries in which the related consumers are involved. These changes, including restructuring and widespread personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting such industries. The nature, timing and economic and political effects of potential changes affecting such industries generally remains uncertain and it is possible that such uncertainty may adversely affect the Company.

In addition, the United States, China, Canada, Mexico, members of the European Union and other countries have imposed, or have threatened to impose, new or enhanced tariffs, quotas, trade barriers and other restrictions on imports into their respective territories. Numerous trade restrictions are currently in effect and such restrictions, coupled with the risk of retaliatory steps taken in response to such restrictions, could result in a depression of economic activity in the United States, which in turn could adversely affect consumers and contribute to general market volatility.

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

Federal Trade Commission (“FTC”) Act and Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) — The FTC and the Consumer Financial Protection Bureau (“CFPB”) regulate advertising for, the marketing of, and practices related to the origination and servicing of financial products and services. The FTC is charged with preventing, investigating and remediating unfair or deceptive acts or practices and false or misleading advertisements, and the CFPB is charged with preventing unfair, deceptive or abusive acts or practices. The CFPB has regulatory, supervisory and enforcement powers over certain providers of consumer financial products and services. The CFPB also has the authority to issue civil investigative demands and pursue administrative proceedings or litigation for actual or perceived violations of federal consumer financial laws (including the CFPB’s own rules). In these proceedings, the CFPB can seek consent orders, confidential memorandums of understanding, cease and desist orders (which can include orders for redisclosure, restitution or rescission of contracts, as well as affirmative or injunctive relief) and monetary penalties. For a discussion of the risks to the Company’s business related to CFPB regulation, see “Item 1A. Risk Factors—Regulatory, Legislative and Legal Risks and General Economic and Market Risks.”

On January 31, 2025, President Trump designated Scott Bessent as Acting Director of the CFPB. Acting Director Bessent promptly ordered agency staff to suspend rulemaking, litigation, enforcement and contracting activities. On February 7, 2025, President Trump removed Acting Director Bessent and designated Russell Vought as Acting Director of the CFPB. Shortly after his appointment, Acting Director Vought ordered the remaining activities of the CFPB, including supervision and examination activities, to be suspended. Thereafter, on February 8, 2025, Acting Director Vought ordered all employees to cease operations unless specifically approved by the agency’s chief legal officer. On February 11, 2025, President Trump announced the nomination of Jonathan McKernan to be Director of the CFPB. There is no guaranty the activities of the CFPB, in whole or in part, will remain suspended. On March 28, 2025, Judge Amy Berman Jackson at the U.S. District Court in Washington, D.C. blocked the Trump administration from dismantling the CFPB and ordered that all terminated employees be reinstated. The CFPB appealed that decision and on August 15, 2025, a three-judge panel of the U.S. Court of Appeals for the District of Columbia (the “D.C. Circuit”) vacated the district court’s preliminary injunction. Oral argument is set for February 24, 2026, when the full D.C. Circuit will rehear the matter. Litigation of the matter is expected to continue. There remains considerable uncertainty as to the future of the CFPB and the policy priorities of the CFPB under Acting Director Vought and any successor Director. In November 2025, the CFPB announced it would transfer all active litigation and enforcement cases to the U.S. Department of Justice.

The current U.S. administration has also indicated its desire to make potentially significant changes to the regulatory enforcement and supervisory agenda of the CFPB. The CFPB under the Trump administration has indicated that it intends to rescind, repeal or not implement certain rules, regulations and prior CFPB guidance.

There is also considerable uncertainty as to how other federal and state regulators will react to any changes at the CFPB. Additional or different supervision and enforcement activities by such regulators or additional legislation regarding consumer financial services by state legislatures could adversely affect the Company’s operations.

Certain actions of the Trump administration have been made by executive order. Many of these orders do not have clear legal authority, which has resulted in numerous legal challenges. It is unclear what other actions may be taken by the Trump administration in response to such challenges, and what effect those actions may have on economic conditions generally is unknown.

On October 6, 2017, the CFPB issued its small-dollar lending rule (the “SDL Rule”), which was subsequently revised on July 7, 2020. The SDL Rule imposes certain obligations and limitations associated with the origination and servicing of covered transactions. Traditional possessory, non-recourse pawn loans are not covered under the SDL Rule but some of the RISA transactions that AFF purchases and some of the bank loans that AFF sub-services are covered under the rule. After resolution of some challenges to the SDL Rule itself and the constitutionality of the CFPB, on July 3, 2024, trade groups filed a petition for a rehearing with the Fifth Circuit en banc. The Fifth Circuit did not grant the petition and the SDL Rule went into effect on March 30, 2025. However, on March 28, 2025, the CFPB announced that enforcement of the SDL Rule will not be a priority and that the agency may seek new rulemaking to narrow its scope. However, the rule can still be enforced by state attorneys general, and consumers may utilize the rule in private litigation.

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

Military Lending Act (“MLA”) — The MLA requires the provision of certain disclosures at certain times and restricts, among other things, the interest rate and other terms that can be offered to active military personnel and their dependents on most types of consumer credit. The MLA caps the interest rate that may be offered to a covered borrower to a 36% military annual percentage rate (“MAPR”), which includes certain fees such as application fees, participation fees and fees for add-on products. The MLA also requires certain disclosures and prohibits certain terms, such as mandatory arbitration, if a dispute arises concerning the consumer credit product. The MLA covers overdraft lines of credit, pawn loans, RISAs, bank installment loans, and certain vehicle-secured and unsecured credit products. The Company began offering an MLA compliant pawn lending product for covered members of the U.S. military and their immediate families and dependents in 2025 but is restricted from offering its other products to military personnel and their dependents to the extent any such products have an MAPR greater than 36%. Failure to comply with the MLA may limit the Company’s ability to collect principal, interest, and fees from borrowers and may result in civil and criminal liability that could harm its business. Compliance with the MLA is complex, increases compliance risks and related costs and limits the potential customer base of the Company.

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

Fair Credit Reporting Act (“FCRA”) — The Company is subject to the FCRA and its implementing regulation known as Regulation V, which regulate the use of consumer reports and reporting of information to credit reporting agencies. Specifically, the FCRA establishes requirements that apply to the use of “consumer reports” and similar data, including certain notifications to consumers, such as when an adverse action (e.g. loan declination) is based on information contained in a consumer report. The Company only obtains and uses consumer reports subject to the permissible purpose requirements under the FCRA, which also permits the Company to share its experiential information, information obtained from consumer reporting agencies and other customer information with affiliates. The Company complies with notice and opt-out requirements for prescreen solicitations and for certain information sharing under the FCRA and conducts reasonable investigations of disputes as applicable. The Company also has implemented an identity theft prevention program to fulfill the requirements of the Red Flags Regulations and Guidelines issued under the Fair and Accurate Credit Transactions Act (“FACTA”).

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

On January 1, 2020, the California Consumer Privacy Act (“CCPA”) went into effect in California. The CCPA was enacted to enhance privacy rights and consumer protections for California residents. The California Attorney General has issued regulations to implement the CCPA, and several amendments to the CCPA have been adopted since its initial enactment. The Company and its bank partner may incur material expenses and encounter material difficulties in complying with the CCPA and related regulations. Future regulations, further amendments to the CCPA, or authoritative interpretations thereof could increase the cost and complexity of compliance, or could require the Company and its bank partner to modify their operations and increase their respective operating expenses. A number of other states have adopted, or are proposing to enact, similar comprehensive data privacy laws.

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

In addition, from time to time, state regulatory agencies and state attorneys general have directed investigations or regulatory initiatives toward the Company’s industry, including its retail POS payment solutions products, or toward certain companies within the industry.

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

U.K. Regulations

The Company’s U.K. pawn business is subject to various regulatory regimes affecting the pawn industry, for example, the consumer credit regime, as well as general business regulations in the areas of tax compliance, customs, consumer protection (like unfair terms, unfair conduct and distance marketing), payment services, anti-money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

Financial Conduct Authority (“FCA”) — The Company is authorized and regulated by the FCA with various consumer credit permissions to carry out the credit aspects of its U.K. pawn business. The Company is also registered with the FCA as a “PSD Agent” to carry out payment services in connection with its FCA regulated payment service provider, Western Union Payment Services GB Limited. The FCA is an independent federal regulatory body, constituted by an Act of U.K. Parliament, responsible for oversight of conduct matters pertaining to financial services firms which carry out regulated activities by way of business in the U.K. As an FCA authorized firm, the Company must comply with a wide range of requirements, including authorization obligations, prescribed form and content requirements in its customer facing documents, systems and controls expectations, conduct-of-business rules, financial crime prevention standards and ongoing reporting and disclosure requirements. Failure to comply with a prescribed form and content requirement could render one of the Company’s regulated credit agreements as unenforceable, without a court order. The FCA’s Consumer Duty framework was introduced in 2023 and further requires relevant FCA authorized firms to act to deliver good outcomes for consumers, emphasizing higher standards of care, oversight, and accountability. As part of the Company’s compliance framework, it has implemented policies and procedures designed to meet the requirements of the Consumer Duty. Failure to comply with the Consumer Duty could result in regulatory enforcement actions, customer-redress obligations, financial penalties, or operational restrictions. The FCA continues to issue guidance and supervisory expectations related to the Consumer Duty, and future changes in interpretation, enforcement priorities, or regulatory requirements may require additional investment in systems, oversight, and governance.

General Data Protection Regulation (“GDPR”) — The Company’s pawn business in the U.K. is subject to the Data Protection Act 2018, and related privacy, data protection and electronic communications laws in the U.K. These laws impose extensive requirements on the collection, use, storage, transfer and other processing of personal data, and grant individuals significant rights with respect to their personal information. Non-compliance with the GDPR may result in significant regulatory investigations, enforcement actions, and monetary penalties, including fines of up to the greater of £20.0 million or 4% of annual worldwide revenue, as well as potential civil claims by affected individuals. Additionally, any failure to adequately protect personal data or maintain appropriate compliance measures could lead to reputational harm, operational disruptions, and loss of customer trust. The Company continues to invest in its privacy and information security programs, including policy enhancements, employee training, vendor oversight, data-mapping efforts and security controls designed to mitigate risks associated with personal data processing. However, compliance with the GDPR and related laws requires ongoing resources, and the Company may incur additional costs or operational impacts as regulatory requirements or enforcement priorities evolve.

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

Risk Factor Summary

Risks Related to the Company’s Strategy, Business and Operations

•The Company faces significant competition from other pawnshops, branch-based consumer lenders, online consumer lenders, banks, credit unions, POS consumer finance companies, LTO companies, buy-now/pay later (“BNPL”) providers along with general, specialty and online retailers, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company.
•A decrease in demand for the Company’s products and services and the failure of the Company to adapt to such changes could adversely affect the Company’s results of operations.
•The Company’s future success is largely dependent upon the ability of its management team to successfully execute its business strategy and drive organic growth.
•The inability to successfully identify attractive acquisition targets, realize anticipated benefits from and integrate completed acquisitions could adversely affect results.
•The Company depends on its senior management and hiring, training and retaining an adequate number of qualified employees to run its businesses.
•Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and could expose the Company to significant liabilities.
•The Company’s future growth is dependent on its ability to keep pace with technological advances, including the adoption of generative artificial intelligence and other machine learning technologies, to remain competitive.
•The Company’s businesses are typically subject to seasonality, which causes the Company’s revenues and operating cash flows to fluctuate.
•The Company’s financial position and results of operations may fluctuate significantly due to fluctuations in currency exchange rates in most Latin American markets.
•Changes impacting international trade, such as proposed or enacted tariffs, including pursuant to policies of the current U.S. administration, and corporate taxation and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Risks Related to the Company’s Regulatory, Legislative and Legal Environment

•The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in the U.S., Latin America and the U.K., and all consumer finance and lease-to-own companies that serve credit-constrained consumers, including the Company, face increasing regulatory scrutiny under the current regulatory environment.
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
•Current and future litigation or regulatory proceedings, in the U.S., Latin America and the U.K., could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.
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
•The Company’s financial position and results of operations may change significantly due to fluctuations in currency exchange rates in Latin American markets and in the U.K.
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

Strategic and Business Risks

Competition from other pawnshops, POS consumer finance and BNPL companies, other short-term consumer lenders, other LTO companies, governmental entities and other organizations offering similar financial services and retail products offered by the Company could adversely affect the Company’s results of operations.

The Company’s principal competitors are other pawnshops, branch-based consumer lenders, banks, credit unions, credit card issuers, online lenders, POS consumer finance and BNPL companies, LTO companies, general, specialty and online retailers, governmental entities and other organizations offering similar financial services and retail products to those offered by the Company. In addition, banks, credit card issuers, consumer finance companies and retailers continue to develop and enhance lending and retail POS payment products and services designed to compete for the credit-constrained customer, many of which have greater financial resources and brand recognition than the Company. Significant increases in the number and size of competitors for the Company’s business could result in a decrease in the number of the Company’s pawn transactions or in AFF’s transaction volumes, resulting in lower levels of revenue and earnings.

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

The success of the Company’s organic expansion strategy is subject to many external factors, including regulatory restrictions, general economic conditions and acceptance of the Company’s products. With respect to the Company’s pawn business, organic growth is largely driven by the ability to increase the productivity of its existing stores and successfully open new stores, which new store openings are impacted by the availability of sites with favorable customer demographics, limited competition from other pawn stores, community acceptance, suitable lease terms, its ability to attract, train and retain qualified associates and management personnel, the ability to obtain required government permits and licenses and the ability to complete construction and obtain utilities in a timely manner. With respect to the AFF business, organic growth is largely driven by the ability of AFF to expand its network of merchant partners, increase utilization of its products at its merchant partners and improve its technology to support increased growth, meet the needs of its merchants and consumers and make effective pricing and approval decisions with respect to its products. Some of these factors are beyond the Company’s control. The failure to execute the Company’s organic expansion strategy would adversely affect the Company’s ability to expand its business and could materially adversely affect its business, prospects, results of operations and financial condition.

The inability to successfully identify attractive acquisition targets, realize anticipated benefits from and integrate completed acquisitions could adversely affect results.

The Company has historically grown in large part through strategic acquisitions, and the Company’s strategy is to continue to pursue attractive acquisition opportunities if and when they become available. The success of an acquisition is subject to numerous internal and external factors, such as competition rules, the ability to consolidate information technology and accounting functions, the management of additional sales, administrative, operations and management personnel, overall management of a larger organization, competitive market forces, and general economic and regulatory factors. It is possible that the integration process could result in unrealized administrative and operational synergies, the loss of key employees, the disruption of ongoing businesses, tax costs or inefficiencies, or inconsistencies in standards, controls, information technology systems, procedures and policies, any of which could adversely affect the Company’s ability to maintain relationships with customers, employees, or other third parties or the Company’s ability to achieve the anticipated benefits of such acquisitions and could harm its financial performance. Furthermore, future acquisitions may be in jurisdictions in which the Company does not currently operate or in lines of business that are new to the Company, which could make the successful consummation and integration of any such acquisitions more difficult. Acquisition targets may also become increasingly scarce in future periods or harder to acquire at attractive valuations. Failure to successfully integrate an acquisition could adversely affect the Company’s business, results of operations and financial condition, and failure to successfully identify attractive acquisition targets and complete such acquisitions on favorable terms could have an adverse effect on the Company’s growth. Additionally, any acquisition carries the risk that the Company may not realize a return on the acquisition or the Company’s investment.

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

The Company depends on its senior management to execute its business strategy and oversee its operations. The Company’s senior management team has significant pawn industry experience as well as public company experience, which the Company believes is unique in the pawn industry. Furthermore, H&T’s and AFF’s senior management teams provide the Company with significant experience with the U.K. pawn market and retail POS payment solutions industry, respectively. The loss of services of any member of the Company’s senior management could adversely affect the Company’s business until a suitable replacement can be found, if at all. There may be a limited number of persons with the requisite skills to serve in these positions, and the Company cannot ensure that it would be able to identify or employ such qualified personnel on acceptable terms. Furthermore, a significant increase in the costs to retain any members of the Company’s senior management could adversely affect the Company’s business and operations.

The Company depends on hiring, training and retaining an adequate number of qualified employees to run its businesses.

The Company’s pawn businesses rely heavily on hourly retail employees along with supervisory employees, while AFF relies heavily on sales, information technology, data science and customer service employees. The Company must attract, train, and retain a large number of employees, while at the same time controlling labor costs. In particular, the Company’s in-store positions have historically had high turnover rates, which can lead to increased training, retention and other costs and impair the overall customer service and efficiencies at the Company’s pawn stores. There has also been an increase in labor shortages and competition for employees, especially with respect to the Company’s hourly in-store employees, including from retailers and the restaurant industries. The Company also faces meaningful competition for AFF’s salesforce, information technology, call center and data science teams. The lack of availability of adequate employees or the Company’s inability to attract and retain qualified employees, or an increase in wages and benefits to current employees, could adversely affect its business, results of operations, cash flows and financial condition.

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

The Company’s business depends highly upon its ability to perform, in an efficient and uninterrupted fashion, necessary business functions such as operating, managing and securing its retail locations, technical support centers, security monitoring, treasury and accounting functions and other administrative support functions. Additionally, the Company’s storefront operations depend on the efficiency and reliability of the Company’s proprietary pawn POS and loan management systems and AFF depends on its systems to process its transaction volume and effectively take applications, decision and service its customers. Furthermore, third parties provide a number of key components necessary to the Company’s business functions and systems. Any problems caused by these third parties could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. A shut-down of or inability to access these systems due to a power outage, a cybersecurity breach or attack, a breakdown or failure of one or more of its information technology, telecommunications or other systems, or sustained or repeated disruptions of such systems could significantly impair its ability to perform such functions on a timely basis and could result in a deterioration of the Company’s ability to perform its day-to-day operations, provide customer service or perform other necessary business functions.

Security breaches, cyber attacks or fraudulent activity could result in damage to the Company’s operations or lead to reputational damage and expose the Company to significant liabilities.

An important component of the Company’s business involves collection, storage, use, disclosure, processing, transfer and other handling of a wide variety of sensitive, regulated and/or confidential information, including personally identifiable information, for various purposes in its business with customers and employees. While the Company’s pawn business has historically acquired and maintained minimal personal information (primarily name, address, government identification numbers and date of birth), AFF obtains additional personal information, including social security numbers, dates of birth, bank account and payment card information and data from consumer reporting agencies (including credit report information) from its customers, increasing the potential risk of unauthorized access to such confidential information. The Company is under constant threat of loss due to the velocity and sophistication of security breaches and cyber attacks. These security incidents and cyber attacks may be in the form of computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes or unforeseen events or other cyber attacks. A security breach of the Company’s computer systems, or those of the Company’s third-party service providers, including as a result of cyber attacks, could cause loss of Company assets, sensitive customer or employee information, transaction data, interrupt or damage its operations or harm its reputation. In addition, the Company could be subject to liability if confidential customer or employee information is misappropriated from its computer systems. Any compromise of security, including security breaches perpetrated on persons with whom the Company has commercial relationships, that results in the unauthorized access to or use of personal information or the unauthorized access to or use of confidential employee, customer, supplier or Company information, could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence of the Company’s customers, vendors and others, which could harm its business and operations. Any compromise of security could deter people from entering into transactions that involve transmitting confidential information to the Company’s systems and could harm relationships with the Company’s suppliers, which could have a material adverse effect on the Company’s business. Actual or anticipated cyber attacks may cause the Company to incur substantial costs, including costs to prevent future attacks and investigate actual attacks, deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Despite the Company’s implementation of significant security measures, including the use of encryption and authentication technology to provide security and authentication to effectively secure transmission of confidential information, these systems may still be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third-parties or similar disruptive problems. The Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Moreover, the Company may be unable to anticipate cyber attacks, react in a timely manner, or implement adequate preventative or remedial measures. Although the Company monitors its systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that its monitoring efforts will be effective. While the Company has not experienced any material losses relating to cyber attacks or other information security breaches to date, the Company and AFF have been the subject of attempted hacking and cyber attacks and there can be no assurance that the Company will not suffer significant losses or reputational harm in the future.

Additionally, the regulatory environment related to information security and data collection, retention, use and privacy is increasingly rigorous, with new and constantly changing requirements applicable to the Company’s business, and compliance with those requirements could result in additional costs, such as increased investment in technology or investigative expenses, the costs of compliance with privacy laws, and fines, penalties and costs incurred to prevent or remediate information security or cyber breaches. For example, the GDPR imposes strict data protection requirements and significant penalties for noncompliance. Furthermore, various regulators and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of the Company’s data security measures. Any security breach suffered by the Company or its vendors, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to the Company’s operations, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of customers and ecosystem partners, and its business could be materially and adversely affected. For additional information on cybersecurity, see “Item 1C. Cybersecurity.”

Lastly, the Company’s cyber and other insurance policies carry retention and coverage limits, which may not be adequate to reimburse for losses caused by security breaches, and the Company may not be able to collect fully, if at all, under these insurance policies.

The Company’s future growth is dependent on its ability to keep pace with the adoption of technological advances, including generative artificial intelligence and other machine learning technologies, to remain competitive.

The Company’s industry is marked by rapid technological developments and innovations, such as the use of artificial intelligence and machine learning, to conform to evolving industry standards. The Company may be required to make significant investments in its information technology systems, including those related to artificial intelligence and machine learning, in order to maintain its competitive position in the market. If the Company is unable to provide enhancements and new features and integrations for its existing products, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, its business could be harmed. Furthermore, the technical challenges associated with developing this technology may be significant, leading to risk of equipment failures, customer disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of certain customer information. These failures could result in reputational damage, legal liabilities, or loss in customer confidence. Moreover, transitioning to these new or upgraded systems or technological developments requires significant capital investments and personnel resources. Implementation is also highly dependent on the coordination of numerous associates, contractors and software and system providers. If the Company’s information technology systems, upgrades and associated change management are not adequate to support its business and its strategic initiatives, the Company’s financial condition and results of operations could be adversely affected, and its business may become less competitive.

Because the Company maintains a significant supply of cash, pawn loan collateral and retail inventories in its pawn stores and certain processing centers, the Company may be subject to employee and third-party robberies, riots, looting, burglaries and thefts. The Company may also be subject to liability as a result of crimes at its pawn stores.

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

The success of the Company’s business depends to a certain extent upon the value associated with its intellectual property rights, including its proprietary, internally developed POS and loan management system that is in use in its pawn stores and its proprietary application and decisioning technology that is used by the AFF business. The Company relies on a combination of trademarks, trade dress, trade secrets, proprietary software, mobile applications, website domain names and other rights, including confidentiality procedures and contractual provisions, to protect its proprietary technology, processes and other intellectual property. While the Company intends to vigorously protect its trademarks and proprietary systems against infringement, it may not be successful. In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the U.S. The costs required to protect the Company’s intellectual property rights and trademarks could be substantial.

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

The Company’s operations and cash management are dependent upon the Company’s ability to maintain retail banking services, treasury management services and borrowing relationships with commercial banks. Certain banks have made strategic decisions to limit or restrict branch-based cash handling services. Additionally, actions by federal regulators in the U.S., Latin American countries where the Company operates and the U.K. have caused some commercial banks, including certain banks used by the Company, to cease offering such services to the Company and other businesses in the pawn, LTO and consumer finance industries. The Company also relies significantly on outside vendors to provide services related to financial transaction processing (including credit and debit card processors), utilities, store security, armored transport, precious metal smelting and sales, data and voice networks and other information technology products and services. The failure or inability of any of these third-party financial institutions or vendors to provide such services could limit the Company’s ability to grow its business and could increase the Company’s costs of doing business, which could adversely affect the Company’s operations if the Company is unable to timely replace them with comparable service providers at a comparable cost.

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

The Company could incur substantial losses and its business operations could be disrupted if the Company does not effectively identify, manage, monitor and mitigate financial risks, such as credit risk, interest rate risk, commodity pricing risk, prepayment risk, liquidity risk and other market-related risks, as well as regulatory and operational risks related to its business, assets and liabilities. The Company’s risk management policies, procedures and techniques may not be sufficient to identify all of the risks it is exposed to, mitigate the risks the Company has identified or identify concentrations of risk or additional risks to which the Company may become subject in the future.

Regulatory, Legislative and Legal Risks

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in the U.S., Latin America and the U.K. If changes in regulations affecting the Company’s pawn business or the AFF business create increased restrictions, or have the effect of prohibiting pawn loans or POS payment products in the jurisdictions where the Company currently operates, such regulations could materially impair or reduce the Company’s business and limit its expansion into new markets.

The Company’s products and services are subject to extensive regulation and supervision under various federal, state and local laws, ordinances and regulations in the U.S., Latin America and the U.K. Federal and state regulatory authorities are increasingly focused on consumer finance and retail POS payment products, such as those offered by the Company, for credit-constrained consumers. The Company faces the risk that restrictions or limitations on pawn loans and retail POS payment products resulting from the enactment, change, interpretation or enforcement of laws and regulations in the U.S., Latin America or the U.K. could have a negative effect on the Company’s business activities. For example, certain states have capped interest rates on consumer loans at 36% and there has been legislation proposed at the federal level and in other states to implement a comparable cap on interest rates on consumer loans. If such caps were implemented more broadly, they could have a material impact on the Company’s revenues and profitability. In addition, certain consumer advocacy groups, federal, state and local legislators and governmental agencies have also asserted that rules, laws and regulations should be tightened so as to severely limit, if not eliminate, the availability of pawn transactions, POS payment products and buy/sell agreements to consumers.

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

In particular, with respect to the Company’s pawn business, restrictions and regulations such as licensing requirements for pawn stores and their employees, customer identification requirements, suspicious activity reporting, disclosure requirements and limits on interest rates, loan service fees, or other fees have been and continue to be proposed. Adoption of such federal, state or local regulation or legislation in the U.S., Latin America and the U.K. could restrict, or even eliminate, the availability of pawn transactions and buy/sell agreements at some or all of the Company’s locations, which would adversely affect the Company’s operations and financial condition.

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

Media reports, statements made by regulators and elected officials and the general public perception that pawnshops, LTO and retail finance products for credit-constrained consumers are predatory or abusive could materially adversely affect the Company’s businesses. In recent years, consumer advocacy groups and some media reports, in the U.S., Latin America and the U.K., have advocated governmental action to prohibit or place severe restrictions on the Company’s products and services.

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

Current and future litigation or regulatory proceedings in the U.S., Latin America and the U.K. could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The Company or its subsidiaries has been, is, or may become involved in lawsuits, arbitration claims (including mass arbitrations), regulatory or administrative proceedings, examinations, investigations, consent orders, memorandums of understanding, audits, other actions arising in the ordinary course of business, including those related to consumer financial protection, federal or state wage and hour laws, product liability, unclaimed property, employment, personal injury, and other matters that could cause it to incur substantial expenditures and generate adverse publicity. In particular, the Company may be involved in lawsuits, arbitration claims or regulatory actions related to consumer finance and protection, employment, marketing, unclaimed property, competition matters, and other matters, including class action lawsuits brought against it for alleged violations of the Fair Labor Standards Act, state wage and hour laws, state or federal advertising laws, consumer protection, lending and other laws. The consequences of defending proceedings or an adverse ruling in any current or future litigation, arbitration claims (including mass arbitrations), judicial or administrative proceeding, including consent orders or memorandums of understanding, could cause the Company to incur substantial legal fees, have to refund fees and/or interest collected, refund the principal amount of advances, pay treble or other multiples of damages, pay monetary penalties, fines, and/or modify or terminate the Company’s operations in particular states or countries. Defense or filing of any lawsuit, arbitration claims or administrative proceeding, even if successful, could require substantial time, resources, and attention of the Company’s management and could require the expenditure of significant amounts for legal fees and other related costs. Settlement of lawsuits or administrative proceedings may also result in significant payments and modifications to the Company’s operations. Due to the inherent uncertainties of litigation, administrative proceedings and other claims, the Company cannot accurately predict the ultimate outcome of any such matters.

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

Because the Company accepts firearms as pawn collateral and buys and sells firearms, ammunition and certain related accessories in many of its U.S. pawn locations, the Company is required to comply with U.S. federal, state and local laws and regulations pertaining to the pawning, purchase, storage, transfer and sale of such products, and the Company is subject to reputational harm if a customer purchases or redeems a pawned firearm that is later involved in a shooting or other crime.

Over the past several years, the purchase, sale and ownership of firearms, ammunition and certain related accessories have been the subject of increased media scrutiny and federal, state and local regulation. If enacted, new laws and regulations could limit the types of licenses, firearms, ammunition and certain related accessories that the Company is permitted to purchase and sell and could impose new restrictions and requirements on the manner in which the Company pawns, offers, purchases and sells these products, which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

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

The Company is subject to the FCPA, which generally prohibits companies and their agents or intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. The Company is also subject to anti-money laundering laws in the U.S., Latin America and the U.K. and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Furthermore, AFF is required under its agreements with its originating bank partner to maintain an enterprise-wide program designed to enable it to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Although the Company has policies and procedures designed to ensure that it, its employees, agents, and intermediaries comply with the FCPA, anti-money laundering laws and other similar laws and regulations, there can be no assurance that such policies or procedures will work effectively all of the time or protect the Company against liability for actions taken by its employees, agents, and intermediaries with respect to its business or any businesses that it may acquire. In the event the Company believes, or has reason to believe, its employees, agents, or intermediaries have or may have violated applicable anti-corruption laws in the jurisdiction in which it operates, including the FCPA, the Company may be required to investigate or have a third party investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. The Company’s continued operation and expansion outside the U.S., especially in Latin America, could increase the risk, perceived or otherwise, of such violations in the future.

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

Failure to maintain certain criteria required by various federal, state and local regulatory bodies could result in fines or the loss of the Company’s licenses to conduct business.

The Company’s pawn businesses are subject to significant registration and licensing requirements from various federal, state and municipal governmental entities in the U.S., Latin America and the U.K. Many of these regulatory bodies require registration and licenses of stores and employees to conduct the Company’s business and have established criteria the Company must meet in order to obtain, maintain, and renew those licenses. In addition, the AFF business is also subject to certain states’ laws which regulate and require licensing, registration, notice filing or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. From time to time, the Company is subject to audits in various jurisdictions to ensure it is meeting the applicable requirements to maintain the applicable licenses and registrations.

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

Foreign Operations Risks

The Company’s financial position and results of operations may change significantly due to fluctuations in currency exchange rates in Latin American and U.K. markets.

The Company derives significant revenue, earnings and cash flow from operations in Latin America and the U.K., where business operations are transacted primarily in Mexican pesos and British pounds sterling, and to a lesser extent in Guatemalan quetzales and Colombian pesos. The Company’s exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of the Company’s consolidated financial statements, as well as from transaction exposure associated with transactions and assets and liabilities denominated in currencies other than the respective subsidiaries’ functional currencies. While the Company’s consolidated financial statements are reported in U.S. dollars, the financial statements of the Company’s foreign subsidiaries are prepared using their respective functional currency and translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the foreign currencies could cause significant fluctuations in the value of the Company’s assets, liabilities, stockholders’ equity and operating results. In addition, while expenses with respect to foreign operations are generally denominated in the same currency as corresponding sales, the Company has transaction exposure to the extent expenditures are incurred in currencies other than the respective subsidiaries’ functional currencies. The costs of doing business in foreign jurisdictions also may increase as a result of adverse currency rate fluctuations. In addition, changes in currency rates could negatively affect customer demand, especially in Latin America and in U.S. stores located near the Mexican border. For a detailed discussion of the impact of fluctuations in currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

Risks and uncertainties related to the Company’s foreign operations could negatively impact the Company’s operating results.

As of December 31, 2025, the Company had 1,837 pawn store locations in Latin America, including 1,732 in Mexico, 75 in Guatemala, 18 in El Salvador and 12 in Colombia, and 286 stores in the U.K. The Company plans to open or acquire additional pawn stores in Latin America and the U.K. in the future. In addition, AFF owns customer service call centers operating in Jamaica and Mexico and utilizes third-party call center services located in the Dominican Republic. Doing business in foreign countries, especially in Latin America, involves increased risks related to geo-political events, political instability, corruption, economic volatility, property crime, drug cartel and gang-related violence, social and ethnic unrest including riots and looting, enforcement of property rights, governmental regulations, tax policies, banking policies or restrictions, foreign investment policies, public safety, health and security, anti-money laundering regulations, interest rate regulation and import/export regulations, among others. As in many developing markets, there are also uncertainties in the Latin American countries the Company operates in as to how both local law and U.S. federal law is applied, including laws related to commercial transactions and foreign investment. As a result, actions or events could occur in these foreign countries that are beyond the Company’s control, which could restrict or eliminate the Company’s ability to operate some or all of its locations in these countries or significantly reduce customer traffic, product demand and the expected profitability of such operations.

Changes impacting international trade and corporate tax and other related regulatory provisions may have an adverse effect on the Company’s financial condition and results of operations.

Many of the foreign countries in which the Company operates impose costs on non-domestic companies through the use of local regulations, tariffs, labor controls and other federal or state requirements or legislation. In addition, the U.S., China, Canada, Mexico, European Union and other countries have imposed, or threatened to impose, new or enhanced tariffs, quotas, trade barriers and other restrictions on imports into their respective territories. Numerous trade restrictions are currently in effect and such restrictions, coupled with the risk of retaliatory steps taken in response to such restrictions, could potentially serve to depress economic activity generally in the U.S., adversely affecting consumers and contributing to general market volatility.

Furthermore, Mexico’s judiciary is undergoing a substantial overhaul via a 2024 constitutional reform, transitioning from an appointed system to one where federal judges, magistrates, and even Supreme Court justices are popularly elected by vote, starting with 2025 elections, to combat corruption but raising concerns about independence, expertise, and potential political influence from the ruling party. Key changes include popular elections, restructuring governing bodies (replacing the Federal Judiciary Council), reducing Supreme Court size, and lowering qualifications for some judges, creating significant debate over the rule of law and stability. There is no guarantee as to the impact these reforms may have on our Mexican operations if at all.

Accounting, Tax and Financial Risks

The Company’s existing and future levels of indebtedness could adversely affect its financial health, its ability to obtain financing in the future, its ability to react to changes in its business and its ability to fulfill its obligations under such indebtedness.

As of December 31, 2025, the Company had outstanding principal indebtedness of $2,224.0 million and availability of $178.0 million under its credit facilities, subject to certain financial covenants. The Company's level of indebtedness could:

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

Determining the AFF business’ allowance for lease and loan losses and liability for off-balance sheet credit exposure requires many assumptions and complex analyses. If the estimates prove incorrect, the AFF business may incur net charge-offs in excess of its reserves or liabilities, or may be required to increase its provision for lease and loan losses, either of which would adversely affect the Company’s results of operations.

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

The Company maintains an allowance for lease and loan losses and a liability for off-balance sheet credit exposure related to the OBS Loans at a level believed to be sufficient to cover estimated lifetime losses expected to be incurred. These estimates are highly dependent upon the reasonableness of its assumptions and the predictability of the relationships that drive the results of its valuation methodologies. The Company performs a quantitative analysis to compute historical losses to estimate the allowance for future lease and loan losses and the liability for off-balance sheet credit exposure. Loss experience, first payment default histories, contractual delinquency of lease and loan receivables and OBS Loans and management’s judgment are factors used in assessing the overall adequacy of the allowance and liability and the resulting provision for lease and loan losses. Changes in estimates and assumptions can significantly affect the allowance, liability and provision for lease and loan losses. It is possible that the Company will experience losses that are different from its current estimates. If the Company’s estimates and assumptions prove incorrect and its allowance for lease and loan losses and liability for off-balance sheet credit exposure are insufficient, it may incur net charge-offs in excess of its reserves or liability, or it could be required to increase its provision for lease and loan losses, either of which would adversely affect its results of operations.

The Company is subject to goodwill impairment risk.

At December 31, 2025, the Company had $2,023.4 million of goodwill on its consolidated balance sheet, all of which represents assets capitalized in connection with the Company’s acquisitions and business combinations. Accounting for goodwill requires significant management estimates and judgment. Management performs periodic reviews of the carrying value of goodwill to determine whether events and circumstances indicate that an impairment in value may have occurred. A variety of factors could cause the carrying value of goodwill to become impaired. A write-down of the carrying value of goodwill could result in a non-cash charge, which could have an adverse effect on the Company’s results of operations.

Declines in commodity market prices of gold, other precious metals and diamonds could negatively affect the Company’s profits.

The Company’s profitability could be adversely impacted by commodity market fluctuations. As of December 31, 2025, approximately 75% of the Company’s pawn loans were collateralized with jewelry, which is primarily gold, and 62% of its inventories consisted of jewelry, which is also primarily gold. The Company sells significant quantities of gold, other precious metals and diamonds acquired through collateral forfeitures or direct purchases from customers. A significant and sustained decline in gold and/or other precious metal and diamond prices could result in decreased merchandise sales and related margins, decreased inventory valuations and sub-standard collateralization of outstanding pawn loans. In addition, a significant decline in market prices could result in a lower balance of pawn loans outstanding for the Company, as customers would receive lower loan amounts for individual pieces of jewelry or other gold items. For a detailed discussion of the impact of a decline in market prices on wholesale scrap jewelry sales, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

For example, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing broad changes to the U.S. tax code, including modifications to corporate and international provisions, which are primarily effective for the Company beginning in 2026 and 2027. The Company is continuing to assess OBBBA’s impact on its financial results. In addition, various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules (“Pillar

Two”), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The effective dates were generally January 1, 2024, and January 1, 2025 for different aspects of the rules and vary by jurisdiction. More jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. Additionally, OBBBA includes modifications to the international tax framework. While the Company continues to evaluate the effect of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.

The application of indirect taxes, such as sales and value-added taxes, is a complex and evolving issue. Failure to comply with such tax provisions or a successful assertion by a jurisdiction requiring the Company to collect taxes in a location or for transactions where or for which the Company presently does not, could result in substantial tax liabilities as well as penalties and interest. In addition, if the tax authorities in jurisdictions where the Company is already subject to sales tax or other indirect tax obligations were to successfully challenge the Company’s positions, the Company’s tax liability could increase substantially.

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

The current economic environment, characterized by elevated inflation, elevated interest rates, declines in consumer confidence and uncertainty about economic stability, has increased demand for pawn loans in the U.S. Conversely these conditions, coupled with tighter decisioning, adversely affected merchant sales volumes in certain categories and demand in general for AFF’s products in 2025. While retail sales at the Company’s pawnshops, due in part to the “deep value” nature of the products sold at its pawnshops, and demand for pawn loans have not been adversely affected by such economic trends in 2025, there is no guarantee that they will not be adversely affected should economic conditions deteriorate further. A sustained deterioration in the economy could reduce the demand and resale value of pre-owned merchandise and reduce the amount that the Company could effectively lend on an item of collateral. Such reductions could adversely affect pawn loan balances, pawn redemption rates, inventory balances, inventory mixes, sales volumes and gross profit margins.

Furthermore, economic conditions and demand may also fluctuate by geographic region. The current geographic concentration of the Company’s pawn stores and AFF’s merchant partners creates exposure to local economies and politics, and regional downturns, including with respect to Latin American economies and politics, which tend to be more volatile than the U.S. and U.K. economies. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect the Company’s revenues and profitability.

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

AFF depends on sales at its merchant partners to drive its transaction volume. If AFF’s merchant partners experience a general decline in sales or close their locations, it could negatively impact AFF’s transaction volume. The loss of business, transaction volumes or platform support from one or more of its top merchant partners could have a material adverse effect on the AFF business. Furthermore, a number of AFF’s legacy merchant partners operate brick-and-mortar retail locations, many of which are furniture stores which have been impacted industry-wide by sales declines over the past several years. Certain of AFF’s larger furniture-focused merchant partners have experienced lagging sales, store closures and, in some instances, including Conn’s Appliances, Inc. (“Conn’s”) and American Freight, Inc. (“A-Freight”), bankruptcies, which has and is expected to continue to negatively impact AFF’s originations. In the event that AFF is not able to replace origination volume from these brick-and-mortar retailers, its transaction volume and results of operations could be materially impacted.

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

AFF serves as a marketer, service provider and sub-servicer of loans originated by a Utah-chartered state bank. Under this arrangement, AFF purchases a portion of the cash flows originated by the Bank and sub-services the loans thereafter while the Bank retains ownership of the loans at all times. AFF does not originate or ultimately control the pricing or functionality of the loans. The Bank makes all key decisions regarding marketing, underwriting, product features and pricing. AFF generates revenues through the loans and through marketing and sub-servicing fees paid by the Bank. If the Bank were to change its pricing, underwriting or marketing of the loans in a way that decreases revenues or increases losses, then the profitability of each loan could be reduced. Loans originated through the Bank’s program represent a material amount of AFF’s total origination volume. AFF’s bank loan product relies on the Bank originating the loans that are facilitated through AFF’s platform and complying with various federal, state and other laws. The current loan program agreement expires in August 2028. In addition, upon the occurrence of certain early termination events, either AFF or the Bank may terminate the loan program agreement immediately upon written notice to the other party. The Bank could decide not to work with AFF for any reason, could make working with AFF cost-prohibitive or could decide to enter into an exclusive or more favorable relationship with one or more of AFF’s competitors. If the Bank were to suspend, limit or cease its operations, or if AFF’s relationship with the Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), AFF would need to implement a substantially similar arrangement with another bank, obtain additional state licenses or curtail its offering of a direct-to-consumer loan product through its platform. If AFF needs to enter into alternative arrangements with a different bank to replace its existing arrangements, it may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. If AFF is unable to enter into an alternative arrangement with different banks to fully replace or supplement its relationship with the Bank, AFF would potentially need to cease offering its bank loan product or other direct-to-consumer installment loans. In the event that AFF’s relationship with the Bank were terminated and it is unable to substitute another one of its products at the merchants that utilize such bank loan products, its business, results of operations, financial condition and future prospects may be materially affected.

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

Loans originated through the Bank’s programs accounted for 6% of the Company’s consolidated net revenues during 2025. AFF relies on its originating bank partner model to comply with various federal, state and other laws. If the legal structure underlying AFF’s relationship with the Bank was successfully challenged, it may be found to be in violation of state licensing requirements and state laws regulating interest rates and fees and disclosures. In the event of such a challenge or if AFF’s arrangements with the Bank were to end for any reason, AFF would need to find and rely on an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a bank charter, offer consumer loans and/or be subject to the interest rate limitations of certain states.

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

Governance

Given the Company’s status as a pawn store operator and payment solutions company entrusted with the safeguarding of sensitive customer information, the Board believes that a strong enterprise cybersecurity program is vital to the Company’s overall enterprise risk management. The Board is responsible for overseeing and monitoring the material risks facing the Company. The Board has tasked the Audit Committee of the Board with leading the Company’s cyber and technology risk mitigation efforts. As part of its oversight responsibilities, the Audit Committee is responsible for discussing with management the Company’s major risk exposures, related to cybersecurity and technology, and the steps management has taken to monitor and control those exposures, including the Company’s risk assessment and risk management policies. The Audit Committee also monitors the Company’s compliance with legal and regulatory requirements and the risks associated therewith. On a regular basis, the Audit Committee reviews significant areas of risk exposure involving cybersecurity with senior management. At the direction of the Audit Committee, the CIO and SIRT monitor internal and external cybersecurity threats and review and revise the Company’s cybersecurity defenses on an ongoing basis. The Company’s CIO, together with other members of the SIRT, bring a wealth of expertise to their respective roles, including expertise in security technologies; designing and implementing security strategies; security standards such as NIST, ISO, COBIT and ITIL; and risk management and incident response. The CIO prepares reports on IT general controls and cybersecurity metrics for the Audit Committee on a regular basis, and the CIO presents those reports to the Audit Committee and addresses any questions and concerns raised by the Audit Committee. At least annually, the Audit Committee meets with the CIO in person to discuss cybersecurity in greater detail. The Audit Committee reports to the Board regarding cybersecurity matters, and the Board addresses cybersecurity issues either directly with management or through the Audit Committee.

Item 2. Properties

While the Company generally leases its pawnshop locations, the Company also purchases real estate for its pawnshop locations as opportunities arise at prices that the Company believes are attractive, whether through new store acquisitions or through purchases from its landlords at existing stores. As of December 31, 2025, the Company owned the real estate and buildings for 443 of its pawn stores and its Company’s corporate headquarters in Fort Worth, Texas.

As of December 31, 2025, the Company leased 2,900 pawn store locations that were open or were in the process of opening. Leased facilities are generally leased for a term of three to five years with one or more options to renew. A majority of the store leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company’s leases expire on dates ranging from 2026 to 2084. All store leases provide for specified periodic rental payments ranging from approximately $1,000 to $40,000 per month as of December 31, 2025. In addition, the Company leases call center space in Jamaica and Mexico to support the AFF customer service operations. For more information about the Company’s pawn store locations, see “Item 1. Business—Pawn Store Locations.”

The following table details material corporate office locations leased by the Company (dollars in thousands):

Description	Location	Square Footage	Lease Expiration Date	Monthly Rental Payment
Administrative offices	Monterrey, Mexico	50,000	July 31, 2027	$56
Administrative offices	Coppell, Texas	26,000	June 30, 2029	46
Administrative offices	Mexico City, Mexico	8,000	August 31, 2030	23
Administrative offices	Sutton, England	7,000	April 30, 2030	14

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

On January 28, 2026, there were 197 stockholders of record of the Company’s common stock.

In January 2026, the Board declared a $0.42 per share first quarter cash dividend on common shares outstanding, or an aggregate of $18.5 million based on the December 31, 2025 share count, to be paid on February 27, 2026 to stockholders of record as of February 18, 2026. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended December 31, 2025 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
October 1 through October 31, 2025	—	$—	—	$25,391
November 1 through November 30, 2025	157,032	161.69	157,032	150,000
December 1 through December 31, 2025	—	—	—	150,000
Total	157,032	161.69	157,032

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended December 31, 2025, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)In July 2023, the Board authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock. During 2025, the Company repurchased a total of 912,000 shares of common stock at an aggregate cost of $115.0 million and an average cost per share of $126.03 which completed the share repurchase program authorized in July 2023. In October 2025, the Board authorized an additional common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining.

Recent Sales of Unregistered Securities

None.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on the common stock of the Company for the period from December 31, 2020 through December 31, 2025, with the cumulative total return on the Standard & Poor’s (“S&P”) MidCap 400 Index and the Russell 2000 Index, representing broad-based equity market indexes, and the S&P MidCap 400 Financials Index and the S&P MidCap 400 Consumer Discretionary Index, representing industry-based indexes, over the same period (assuming the investment of $100 on December 31, 2020 and assuming the reinvestment of all dividends on the date paid). Note that historic performance is not necessarily indicative of future performance.

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

The Company is also a leading provider of customer payment solutions at the POS for retailers of consumer goods and services, which it conducts solely through AFF. The Company’s customer payment solutions business line focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in the U.S. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

The Company’s two business lines are organized into four reportable segments. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia; the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia; and the U.K. pawn segment consists of pawn operations in England, Scotland and Wales. The retail POS payment solutions segment consists of the operations of AFF in the U.S. Financial information regarding the Company’s revenue and long-lived assets by geographic area is provided in Note 17 of Notes to Consolidated Financial Statements.

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

Finance receivables and revenue recognition — The Company purchases and services retail finance receivables, the term of which typically range from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with certain finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

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

Off-balance sheet installment loans — During the third quarter of 2025, the Company began assisting certain customers in applying for an OBS Loan that is underwritten and fully retained by a bank partner. After origination of the OBS Loan by the bank, the Company assumes responsibility for servicing the loan on behalf of the bank for the remaining term of the loan. The Company does not purchase the loan or the rights to a portion of the cash flows of the loan from the bank. As such, these loans are not reflected on the Company’s balance sheet as a finance receivable.

The Company receives certain servicing and other fees associated with performing OBS Loans from the bank, which are included in interest and fees on finance receivables in the accompanying consolidated statements of income. However, if an OBS Loan becomes 90 days contractually past due, the Company is obligated to reimburse the bank for the outstanding principal amount plus accrued interest. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets.

The Company calculates the liability for expected lifetime losses based on historical loss information and incorporates observable and forecasted economic conditions over a reasonable and supportable forecast period covering the full contractual life of the off-balance sheet credit exposure. Incorporating observable and forecasted economic conditions could have a material impact on the measurement of the liability to the extent that forecasted economic conditions change significantly. The Company may also consider other qualitative factors to address recent and forecasted business trends in estimating the liability, as necessary, including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices. The liability for off-balance sheet credit exposure is maintained at a level considered appropriate to cover expected lifetime losses of the off-balance sheet credit exposure, and the appropriateness of the liability is evaluated at each period end.

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

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn, U.K. pawn and retail POS payment solutions. The Company may assess goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors, such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology, or at the Company’s option, it may proceed directly to the quantitative impairment testing methodology for a reporting unit. See Note 14 of Notes to Consolidated Financial Statements.

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

Results of Operations

2025 Consolidated Operating Results Highlights

The following table sets forth revenue, net income, diluted earnings per share, adjusted net income, adjusted diluted earnings per share, EBITDA and adjusted EBITDA for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (in thousands, except per share amounts):

	Year Ended December 31,
	As Reported (GAAP)			Adjusted (Non-GAAP)
			Increase /			Increase /
	2025	2024	(Decrease)	2025	2024	(Decrease)
Revenue	$3,661,043	$3,388,514	8%	$3,661,043	$3,388,514	8%
Net income	$330,375	$258,815	28%	$390,142	$302,680	29%
Diluted earnings per share	$7.42	$5.73	29%	$8.76	$6.70	31%
EBITDA (non-GAAP measure)	$677,727	$551,008	23%	$698,389	$558,437	25%
Weighted-average diluted shares	44,526	45,168	(1)%	44,526	45,168	(1)%

See “Non-GAAP Financial Information—Adjusted Net Income and Adjusted Diluted Earnings Per Share and —Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Adjusted EBITDA” below.

The following charts present net income, adjusted net income, diluted earnings per share, adjusted diluted earnings per share, EBITDA, adjusted EBITDA and revenue for the years ended December 31, 2025, 2024 and 2023 (in millions, except per share amounts):

Net Income
$400
$300
$200
$100
$0
$219
$277
$259
$303
$330
$390
2023
2024
2025
Net Income
Adjusted Net Income*

Diluted Earnings Per Share
$10.00
$7.50
$5.00
$2.50
$0.00
$4.80
$6.06
$5.73
$6.70
$7.42
$8.76
2023
2024
2025
EPS
Adjusted EPS*

EBITDA*
$800
$600
$400
$200
$0
$494
$512
$551
$558
$678
$698
2023
2024
2025
EBITDA*
Adjusted EBITDA*

Revenue
$4,000
$3,000
$2,000
$1,000
$0
$3,152
$3,389
$3,661
2023
2024
2025
Revenue

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

The following charts present total assets and earning assets as of December 31, 2025, 2024 and 2023 (in millions):

Total Assets
$6,000
$4,500
$3,000
$1,500
$0
$4,290
$4,477
$5,301
2023
2024
2025
Total Assets

The following charts present share repurchases, dividends paid, operating cash flow and adjusted free cash flow for the years ended December 31, 2025, 2024 and 2023 (in millions):

Share Repurchases and Dividends Paid
$200
$150
$100
$50
$0
$176
$62
$114
$151
$66
$85
$186
$71
$115
2023
2024
2025
Share Repurchases
Dividends Paid

Cash Flow
$600
$450
$300
$150
$0
$416
$212
$540
$262
$586
$307
2023
2024
2025
Operating Cash Flow
Adjusted Free Cash Flow*

* Non-GAAP financial measures. See “Non-GAAP Financial Information” for additional discussion of non-GAAP financial measures.

Operating Results for the Twelve Months Ended December 31, 2025 Compared to the Twelve Months Ended December 31, 2024

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the years ended December 31, 2025 and 2024. For similar operating and financial data and discussion of the Company’s 2024 results compared to its 2023 results, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 3, 2025.

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

The following tables present segment information for the year ended December 31, 2025 as compared to the year ended December 31, 2024 (in thousands). Operating expenses include salary and benefit expenses of pawn store-level employees and certain of AFF’s operations-focused departments, occupancy costs, bank and other payment processing charges, data analytics and decisioning costs, information technology costs, advertising costs, security, insurance, utilities, supplies, other costs incurred by the pawn stores and other operational costs incurred by AFF. Administrative expenses and amortization expense of acquired intangible assets are not included in the segment pre-tax operating income.

	Year Ended December 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn (1)	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$1,046,258	$584,129	$40,767	$—	$(2,744)	(2)	$1,668,410
Pawn loan fees	555,035	254,061	44,640	—	—		853,736
Leased merchandise income	—	—	—	559,028	—		559,028
Interest and fees on finance receivables	—	—	—	311,189	—		311,189
Wholesale scrap jewelry sales	152,089	51,334	59,167	—	—		262,590
Other revenue	—	—	6,090	—	—		6,090
Total revenue	1,753,382	889,524	150,664	870,217	(2,744)		3,661,043

Cost of revenue:
Cost of retail merchandise sold	601,943	378,538	29,125	—	(1,458)	(2)	1,008,148
Depreciation of leased merchandise	—	—	—	320,106	(985)	(2)	319,121
Provision for lease losses	—	—	—	120,701	(339)	(2)	120,362
Provision for loan losses	—	—	—	162,706	—		162,706
Cost of wholesale scrap jewelry sold	129,926	43,725	35,034	—	—		208,685
Other cost of revenue	—	—	1,414	—	—		1,414
Total cost of revenue	731,869	422,263	65,573	603,513	(2,782)		1,820,436

Net revenue	1,021,513	467,261	85,091	266,704	38		1,840,607

Expenses and other income:
Operating expenses	536,552	272,060	30,329	94,788	—		933,729
Administrative expenses	—	—	—	—	232,844		232,844
Depreciation and amortization	32,393	17,755	2,276	2,790	56,592		111,806
Interest expense	—	—	—	—	121,293		121,293
Interest income	—	—	—	—	(2,935)		(2,935)
Gain on foreign exchange	—	—	—	—	(2,178)		(2,178)
Merger and acquisition expenses	—	—	—	—	14,369		14,369
Other income, net	—	—	—	—	(15,884)		(15,884)
Total expenses and other income	568,945	289,815	32,605	97,578	404,101		1,393,044

Income (loss) before income taxes	$452,568	$177,446	$52,486	$169,126	$(404,063)		$447,563

(1)Reflects the operations of H&T for the period August 14, 2025 to December 31, 2025 as a result of the completion of the H&T Acquisition on August 14, 2025.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$969,371	$541,787	$—	$—	$(4,062)	(1)	$1,507,096
Pawn loan fees	505,262	231,864	—	—	—		737,126
Leased merchandise income	—	—	—	766,241	—		766,241
Interest and fees on finance receivables	—	—	—	245,891	—		245,891
Wholesale scrap jewelry sales	93,923	38,237	—	—	—		132,160
Total revenue	1,568,556	811,888	—	1,012,132	(4,062)		3,388,514

Cost of revenue:
Cost of retail merchandise sold	560,970	350,906	—	—	(2,191)	(1)	909,685
Depreciation of leased merchandise	—	—	—	434,915	(1,609)	(1)	433,306
Provision for lease losses	—	—	—	163,937	(542)	(1)	163,395
Provision for loan losses	—	—	—	143,827	—		143,827
Cost of wholesale scrap jewelry sold	77,683	31,086	—	—	—		108,769
Total cost of revenue	638,653	381,992	—	742,679	(4,342)		1,758,982

Net revenue	929,903	429,896	—	269,453	280		1,629,532

Expenses and other income:
Operating expenses	503,630	259,307	—	138,041	—		900,978
Administrative expenses	—	—	—	—	177,978		177,978
Depreciation and amortization	28,980	20,369	—	2,783	52,809		104,941
Interest expense	—	—	—	—	105,226		105,226
Interest income	—	—	—	—	(1,935)		(1,935)
Loss on foreign exchange	—	—	—	—	2,641		2,641
Merger and acquisition expenses	—	—	—	—	2,228		2,228
Other income, net	—	—	—	—	(5,301)		(5,301)
Total expenses and other income	532,610	279,676	—	140,824	333,646		1,286,756

Income (loss) before income taxes	$397,293	$150,220	$—	$128,629	$(333,366)		$342,776

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

The following tables detail earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the pawn segments, as of December 31, 2025 as compared to December 31, 2024 (dollars in thousands, except as otherwise noted):

	As of December 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$450,516	$167,438	$213,543	$831,497
Inventories	286,102	129,269	71,861	487,232
	$736,618	$296,707	$285,404	$1,318,729

Average outstanding pawn loan amount (in ones)	$312	$112	$825	$259

Composition of pawn collateral:
Jewelry	73%	48%	98%	75%
General merchandise	27%	52%	2%	25%
	100%	100%	100%	100%

Composition of inventories:
Jewelry	62%	43%	99%	62%
General merchandise	38%	57%	1%	38%
	100%	100%	100%	100%

Percentage of inventory aged greater than one year	1.8%	1.4%	13.3%	3.4%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	4.0 times	2.5 times	3.1 times

Store count	1,207	1,837	286	3,330
Average store count	1,197	1,831	119	3,147

	As of December 31, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$396,667	$121,200	$—	$517,867
Inventories	245,492	89,088	—	334,580
	$642,159	$210,288	$—	$852,447

Average outstanding pawn loan amount (in ones)	$283	$87	$—	$185

Composition of pawn collateral:
Jewelry	72%	42%	—%	65%
General merchandise	28%	58%	—%	35%
	100%	100%	—%	100%

Composition of inventories:
Jewelry	59%	35%	—%	52%
General merchandise	41%	65%	—%	48%
	100%	100%	—%	100%

Percentage of inventory aged greater than one year	1.5%	1.4%	—%	1.4%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	4.2 times	—	3.2 times

Store count	1,200	1,826	—	3,026
Average store count	1,195	1,821	—	3,016

U.S. Pawn Segment

Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 8% to $1,046.3 million during 2025 compared to $969.4 million for 2024. Same-store retail sales increased 6% during 2025 compared to 2024. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during 2025 compared to 2024. The gross profit margin on retail merchandise sales in the U.S. was 42% during both 2025 and 2024.

U.S. inventories increased 17% to $286.1 million at December 31, 2025 compared to $245.5 million at December 31, 2024. The increase was primarily due to increases in pawn loan receivable balances creating more forfeited inventory. Inventories aged greater than one year in the U.S. were 1.8% at December 31, 2025 compared to 1.5% at December 31, 2024.

Pawn Lending Operations

U.S. pawn loan receivables as of December 31, 2025 increased 14% in total and 12% on a same-store basis compared to December 31, 2024. The Company believes the increase in same-store pawn receivables was primarily due to continued strong customer demand from a combination of more customer transactions and larger loan amounts requested by the Company’s customers.

U.S. pawn loan fees increased 10% to $555.0 million during 2025 compared to $505.3 million for 2024. Same-store pawn loan fees increased 9% during 2025 compared to 2024. The increase in total and same-store pawn loan fees was primarily due to higher pawn loan balances.

Segment Expenses

U.S. store operating expenses increased 7% to $536.6 million during 2025 compared to $503.6 million during 2024 while same-store operating expenses increased 6% compared with the prior year. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for 2025 was $452.6 million, which generated a pre-tax segment operating margin of 26% compared to $397.3 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America pawn segment pre-tax operating income for 2025 compared to 2024 was impacted by a 5% unfavorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of December 31, 2025 compared to December 31, 2024 benefited from a 11% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 8% (13% on a constant currency basis) to $584.1 million during 2025 compared to $541.8 million for 2024. Same-store retail sales increased 7% (12% on a constant currency basis) during 2025 compared to 2024. The increase in total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during 2025 compared to 2024. The gross profit margin on retail merchandise sales was 35% during both 2025 and 2024.

Latin America inventories increased 45% (29% increase on a constant currency basis) to $129.3 million at December 31, 2025 compared to $89.1 million at December 31, 2024. The increase in constant currency inventories was primarily due to increases in pawn loan receivable balances over the past several quarters creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory. Inventories aged greater than one year in Latin America were 1.4% at both December 31, 2025 and 2024.

Pawn Lending Operations

Latin America pawn loan receivables increased 38% (23% increase on a constant currency basis) as of December 31, 2025 compared to December 31, 2024. On a same-store basis, pawn loan receivables also increased 38% (23% increase on a constant currency basis) as of December 31, 2025 compared to December 31, 2024. The increase in constant currency total and same-store pawn receivables is primarily due to increasing demand for pawn loans and larger loan sizes, driven in part by higher gold prices and a slightly increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 10% (15% on a constant currency basis) to $254.1 million during 2025 compared to $231.9 million for 2024. Same-store pawn loan fees increased 9% (14% on a constant currency basis) during 2025 compared to 2024. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 5% (10% on a constant currency basis) to $272.1 million during 2025 compared to $259.3 million during 2024. Same-store operating expenses also increased 5% (10% on a constant currency basis) compared to the prior year. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for 2025 was $177.4 million, which generated a pre-tax segment operating margin of 20% compared to $150.2 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected the increase in net revenue, partially offset by an increase in operating expenses.

U.K. Pawn Segment

The segment contribution reflects the results of operations of H&T for the period August 14, 2025 to December 31, 2025 as a result of the completion of the H&T Acquisition on August 14, 2025. See Note 3 of Notes to Consolidated Financial Statements for additional information about the H&T Acquisition.

The U.K. pawn segment contributed $150.7 million in revenue and $52.5 million in pre-tax segment operating income for 2025. The resulting pre-tax segment operating margin was 35%.

U.K. pawn loan receivables were $213.5 million and inventories were $71.9 million as of December 31, 2025.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the year ended December 31, 2025 as compared to the year ended December 31, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024
Leased merchandise	$435,750	$568,635
Finance receivables (1)	586,115	510,231
Total gross transaction volume	$1,021,865	$1,078,866

(1)    For the year ended December 31, 2025 includes $32.6 million of OBS Loans the Company began offering during the third quarter of 2025.

The following table details retail POS payment solutions earning assets as of December 31, 2025 as compared to December 31, 2024 (dollars in thousands):

	As of December 31,
	2025	2024
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$179,396	$209,333
Less allowance for lease losses	(64,916)	(80,661)
Leased merchandise, net (1)	$114,480	$128,672

Finance receivables, net:
Finance receivables, before allowance for loan losses	$256,600	$264,506
Less allowance for loan losses	(106,326)	(117,005)
Finance receivables, net	$150,274	$147,501

(1)Includes $0.2 million of intersegment transactions as of both December 31, 2025 and 2024, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation.

The following table details the changes in the allowance for lease and loan losses and other portfolio metrics during the year ended December 31, 2025 as compared to the year ended December 31, 2024 (dollars in thousands):

	Year ended December 31,
	2025	2024
Leased merchandise portfolio metrics:
Provision rate (1)	27.7%	28.8%
Average monthly net charge-off rate (2)	5.9%	6.3%
Delinquency rate (3)	23.5%	24.4%

Finance receivables portfolio metrics:
Provision rate (1)	27.8%	28.2%
Average monthly net charge-off rate (2)	5.1%	4.3%
Delinquency rate (3)	21.2%	20.0%

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 14% as of December 31, 2025 compared to December 31, 2024. The decrease was primarily due to decreased gross transaction volumes originated resulting from the bankruptcy filings in late 2024 for two of AFF’s larger retail furniture merchant partners, A-Freight and Conn’s.

The allowance for lease losses decreased 20% to $64.9 million as of December 31, 2025 compared to $80.7 million as of December 31, 2024, which was primarily due to the decrease in leased merchandise and lower lease loss provisioning rates used during 2025 as compared to 2024. As a percentage of lease merchandise, the allowance was 36% at December 31, 2025 and 39% at December 31, 2024.

Leased merchandise income decreased 27% to $559.0 million during 2025 compared to $766.2 million during 2024, which was primarily due to lower average leased merchandise balances outstanding during 2025 compared to 2024.

Depreciation of leased merchandise decreased 26% to $320.1 million during 2025 compared to $434.9 million during 2024, primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise income, depreciation of leased merchandise was 57% during both 2025 and 2024.

Provision for lease losses decreased 26% to $120.7 million during 2025 compared to $163.9 million during 2024, which was primarily due to the 23% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for lease losses decreased to 27.7% during 2025 compared to 28.8% during 2024.

Retail Finance and Lending Operations

Finance receivables, before allowance for loan losses, decreased 3% as of December 31, 2025 compared to December 31, 2024. The decrease was primarily due to decreased gross transaction volumes in the later part of 2025 compared to the later part of 2024, in part as a result of shifting a portion of transaction volume to OBS Loans beginning in the third quarter of 2025.

The allowance for loan losses decreased 9% to $106.3 million as of December 31, 2025 compared to $117.0 million as of December 31, 2024, which was primarily due to the decrease in finance receivables and lower loan loss provisioning rates used during 2025 as compared to 2024. As a percentage of finance receivables, the allowance was 41% at December 31, 2025 compared to 44% at December 31, 2024.

Interest and fees on finance receivables increased 27% to $311.2 million during 2025 compared to $245.9 million during 2024. The increase was primarily due to the higher average finance receivable balances outstanding during 2025 compared to 2024, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals, some of which are provided at lower interest rates.

Provision for loan losses increased 13% to $162.7 million during 2025 compared to $143.8 million during 2024, which was primarily due to the 15% increase in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses decreased to 27.8% during 2025 compared to 28.2% during 2024.

Segment Expenses

Operating expenses decreased 31% to $94.8 million during 2025 compared to $138.0 million during 2024. The decrease was primarily due to the elimination of certain expenses associated with supporting the A-Freight and Conn’s relationships along with continued realization of operating synergies, primarily in technology and development infrastructure, coupled with other cost reduction initiatives. As a percentage of segment revenues, operating expenses decreased to 11% during 2025 from 14% during 2024.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income during 2025 was $169.1 million, which generated a pre-tax segment operating margin of 19% compared to $128.6 million and 13% in the prior year, respectively. The increase in the segment pre-tax operating income and margin was primarily the result of the decrease in operating expenses, partially offset by a decrease in segment net revenue.

Corporate Expenses and Taxes

Administrative expenses increased 31% to $232.8 million during 2025 compared to $178.0 million during 2024, primarily due to the CFPB litigation settlement in 2025, the incremental administrative expenses of H&T since the acquisition date, increased variable compensation expense and general inflationary impacts, partially offset by a 5% change in the average value of the Mexican peso resulting in lower U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses increased to 6% during 2025 compared to 5% during 2024.

Depreciation and amortization increased 7% to $56.6 million during 2025 compared to $52.8 million during 2024, primarily due to the addition of depreciation and amortization expenses of H&T during 2025.

Interest expense increased 15% to $121.3 million during 2025 compared to $105.2 million for 2024, primarily due to increased outstanding long-term debt balances associated with 2025 acquisition activity. See Note 11 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 545% to $14.4 million during 2025 compared to $2.2 million during 2024. The increase was due primarily to expenses associated with the H&T Acquisition.

Consolidated effective income tax rates for 2025 and 2024 were 26.2% and 24.5%, respectively. The increase in the effective tax rate was primarily due to certain non-deductible expenses incurred in 2025 related to the settlement of the CFPB lawsuit and certain acquisition costs associated with the H&T Acquisition. See Note 12 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Material Capital Requirements

The Company’s primary capital requirements include:

•Expansion of pawn operations through growth of pawn receivables and inventories in existing stores, new store openings, strategic acquisitions and purchases of underlying real estate at new and existing locations;
•Growth of earning assets in the retail POS payment solutions operations through transaction volumes generated from new and existing merchant partners; and
•Return of capital to shareholders through dividends and stock repurchases.

Other material capital requirements include operating expenses (see Note 4 of Notes to Consolidated Financial Statements regarding operating lease commitments), maintenance capital expenditures related to its facilities, technology platforms, general corporate operating activities, income tax payments and debt service, among others. The Company believes that net cash provided by operating activities and available and unused funds under its revolving credit facilities will be adequate to meet its liquidity and capital needs for these items over the next 12 months and also in the longer term beyond the next 12 months.

Expand Pawn Operations

The Company intends to continue expansion of its pawn operations through growth of pawn receivables and inventories in existing stores along with new store openings and acquisitions.

On August 14, 2025, the Company completed its previously announced acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations. Under the terms of the H&T Acquisition, H&T shareholders received 650 pence per share in cash. The total equity value for the H&T Acquisition, including cash consideration for the shares, was £289.1 million ($392.4 million USD using the August 13, 2025 closing GBP/USD exchange rate of 1.36). H&T had outstanding indebtedness of £79.6 million as of August 14, 2025 ($108.0 million USD using the August 13, 2025 closing GBP/USD exchange rate of 1.36), which the Company assumed upon closing. The Company also incurred additional costs, expenses and fees for professional services, financing and other transaction and integration costs in connection with the H&T Acquisition and expects to continue to incur additional integration costs during 2026. The substantial majority of these costs will be non-recurring expenses relating to the H&T Acquisition. The Company financed the H&T Acquisition and other costs with available funds under the Credit Facility.

During 2025, the Company also acquired 23 pawn stores in the U.S. for a cumulative purchase price of $106.3 million, net of cash acquired and subject to future post-closing adjustments. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. During 2025, the Company also opened 32 new locations in Latin America, two new stores in the U.S. and one new store in the U.K.

For 2026, the Company expects to continue adding store locations through new store openings and acquisitions. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. During 2025, the Company purchased the real estate at 43 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $61.9 million. As of December 31, 2025, the Company owned the real estate at a total of 443 pawn locations, primarily in the U.S., along with its corporate headquarters building in Fort Worth, Texas.

Expand Retail POS Payment Solutions Operations

AFF expects to expand its business primarily by promoting and expanding relationships with both new and existing customers and retail merchant partners. In addition, AFF has made, and intends to continue to make, investments in its customer and merchant support operations and facilities, its technology platforms and its proprietary decisioning platforms and processes. In addition to utilizing cash flows generated from its own operations to fund expected 2026 growth, AFF has access to the additional sources of liquidity described below if needed to fund further expansion activities.

Return of Capital to Shareholders

During 2025, the Company paid quarterly cash dividends to its shareholders totaling $70.9 million. In January 2026, the Board declared a $0.42 per share first quarter cash dividend on common shares outstanding, or an aggregate of $18.5 million based on the December 31, 2025 share count, to be paid on February 27, 2026 to stockholders of record as of February 18, 2026. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

In July 2023, the Board authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock. During 2025, the Company repurchased a total of 912,000 shares of common stock at an aggregate cost of $115.0 million and an average cost per share of $126.03, which completed the share repurchase program authorized in July 2023. The Company incurred $1.2 million and $0.9 million of excise taxes during 2025 and 2024, respectively.

In October 2025, the Board authorized an additional common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of December 31, 2025, the Company’s primary sources of liquidity were $125.2 million in cash and cash equivalents, $171.9 million of available and unused funds under the Company's revolving unsecured credit facilities and $6.1 million of available and unused funds under the Company’s revolving secured credit facility, subject to certain financial covenants (see Note 11 of Notes to Consolidated Financial Statements). The Company had working capital of $1,448.7 million as of December 31, 2025.

The Company’s cash and cash equivalents as of December 31, 2025 included $43.8 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos and British pounds sterling, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Item 1. Business—Governmental Regulation.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of certain operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 62% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash flow provided by operating activities	$585,942	$539,958	$416,142
Cash flow used in investing activities	(828,045)	(441,591)	(462,332)
Cash flow provided by (used in) financing activities	176,408	(38,193)	51,313

	As of December 31,
	2025	2024	2023
Working capital	$1,448,654	$1,064,344	$971,009
Current ratio	4.6:1	4.1:1	3.9:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $46.0 million, or 9%, from $540.0 million for 2024 to $585.9 million for 2025 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $71.6 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $386.5 million, or 88%, from $441.6 million during 2024 to $828.0 million during 2025. Cash flows from investing activities are utilized primarily to fund acquisitions, purchases of furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing pawn stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $54.9 million for furniture, fixtures, equipment and improvements and $61.9 million for discretionary pawn store real property purchases during 2025 compared to $68.2 million and $86.1 million in 2024, respectively. The Company paid $475.1 million in cash related to pawn store acquisitions during 2025 compared to $76.0 million during 2024. The Company funded a net increase in pawn loans of $137.9 million during 2025 and $72.0 million during 2024. The Company funded a net increase in finance receivables of $98.3 million during 2025 and $139.3 million during 2024.

Cash Flow Provided by Financing Activities

Net cash used in financing activities decreased $214.6 million, or 562%, from net cash used in financing activities of $38.2 million during 2024 to net cash provided by financing activities of $176.4 million during 2025. Net borrowings on credit facilities were $368.9 million during 2025 compared to net payments of $370.0 million during 2024. During 2024, the Company received $500.0 million in proceeds from the private offering of senior unsecured notes which was used to repay a portion of the outstanding balance on the Credit Facility, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $10.4 million during 2024. The Company funded $115.8 million for share repurchases during 2025, compared to $85.0 million during 2024. The Company paid dividends of $70.9 million during 2025 compared to $65.8 million during 2024. In addition, the Company paid withholding taxes of $5.8 million on net share settlements of restricted stock awards during 2025 compared to $7.0 million during 2024.

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

The Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses and amortization of acquired intangible assets, the CFPB litigation settlement and certain other income and expenses. The Company does not consider these items to be related to the organic operations of the Company’s businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the Company. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share, calculated in accordance with GAAP, to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (unaudited, in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023	2025	2024	2023
	In Thousands	In Thousands	In Thousands	Per Share	Per Share	Per Share
Net income and diluted earnings per share, as reported	$330,375	$258,815	$219,301	$7.42	$5.73	$4.80
Adjustments, net of tax:
Merger and acquisition expenses	12,271	1,706	6,089	0.27	0.04	0.13
Purchase accounting and other adjustments	41,055	38,289	54,341	0.92	0.85	1.19
CFPB litigation settlement	9,390	—	—	0.21	—	—
Other (income) expense, net	(2,949)	3,870	(2,857)	(0.06)	0.08	(0.06)
Adjusted net income and diluted earnings per share	$390,142	$302,680	$276,874	$8.76	$6.70	$6.06

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

	Year Ended December 31,
	2025	2024	2023
Net income	$330,375	$258,815	$219,301
Income taxes	117,188	83,961	73,548
Depreciation and amortization (1)	111,806	104,941	109,161
Interest expense	121,293	105,226	93,243
Interest income	(2,935)	(1,935)	(1,469)
EBITDA	677,727	551,008	493,784
Adjustments:
Merger and acquisition expenses	14,369	2,228	7,922
Purchase accounting and other adjustments (2)	—	—	13,968
CFPB litigation settlement	11,000	—	—
Other (income) expense, net	(4,707)	5,201	(3,942)
Adjusted EBITDA	$698,389	$558,437	$511,732

(1)Includes $53.5 million, $49.7 million and $56.6 million of amortization expense related to identifiable intangible assets for 2025, 2024 and 2023, respectively.

(2)For 2023, amount represents other non-recurring costs included in administrative expenses related to a discontinued finance product.

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

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities	$585,942	$539,958	$416,142
Cash flow from investing activities:
Pawn loans made	(2,094,228)	(1,720,158)	(1,572,010)
Pawn loans repaid	1,197,038	1,003,752	933,092
Recovery of pawn loan principal through sale of forfeited collateral	759,333	644,407	603,940
Investments in finance receivables	(440,576)	(425,817)	(363,789)
Proceeds from finance receivables	342,272	286,503	248,347
Purchases of furniture, fixtures, equipment and improvements	(54,906)	(68,245)	(60,148)
Free cash flow	294,875	260,400	205,574
Merger and acquisition expenses paid, net of tax benefit	12,271	1,706	6,089
Adjusted free cash flow	$307,146	$262,106	$211,663

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

The following table presents segment information for the Latin America pawn segment for the year ended December 31, 2025 using the exchange rate from the prior-year comparable periods (unaudited, in thousands):

	Year Ended December 31, 2025
		Currency	Constant Currency
		Exchange Rate	Basis
	U.S. Dollar Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$584,129	$27,664	$611,793
Pawn loan fees	254,061	12,057	266,118
Wholesale scrap jewelry sales	51,334	—	51,334
Total revenue	889,524	39,721	929,245

Cost of revenue:
Cost of retail merchandise sold	378,538	17,798	396,336
Cost of wholesale scrap jewelry sold	43,725	2,125	45,850
Total cost of revenue	422,263	19,923	442,186

Net revenue	467,261	19,798	487,059

Segment expenses:
Operating expenses	272,060	12,472	284,532
Depreciation	17,755	782	18,537
Total segment expenses	289,815	13,254	303,069

Segment pre-tax operating income	$177,446	$6,544	$183,990

The following table presents earning assets and average outstanding pawn loan amount for the Latin America pawn segment as of December 31, 2025 using the exchange rate from the prior-year comparable period (unaudited, in thousands, except as otherwise noted):

	As of December 31, 2025
		Currency	Constant Currency
		Exchange Rate	Basis
	U.S. Dollar Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$167,438	$(17,990)	$149,448
Inventories	129,269	(13,933)	115,336
	$296,707	$(31,923)	$264,784

Average outstanding pawn loan amount (in ones)	$112	$(12)	$100

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal, Colombian peso and British pound sterling for the current and prior-year periods:

	2025		2024		2023
	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate	% Change Over Prior- Year Period Favorable / (Unfavorable)	Rate
U.S. dollar / Mexican peso exchange rate:
End-of-period	18.0	11%	20.3	(20)%	16.9
Twelve months ended	19.2	(5)%	18.3	(3)%	17.8

U.S. dollar / Guatemalan quetzal exchange rate:
End-of-period	7.7	—%	7.7	1%	7.8
Twelve months ended	7.7	1%	7.8	—%	7.8

U.S. dollar / Colombian peso exchange rate:
End-of-period	3,757	15%	4,409	(15)%	3,822
Twelve months ended	4,053	—%	4,071	6%	4,328

British pound sterling / U.S. dollar exchange rate:
End-of-period	1.35	8%	1.25	(2)%	1.27
Twelve months ended	1.32	3%	1.28	3%	1.24

Off-Balance Sheet Arrangements

During the third quarter of 2025, the Company began assisting certain customers in applying for an OBS Loan that is underwritten and fully retained by a bank partner. After origination of the OBS Loan by the bank, the Company assumes responsibility for servicing the loan on behalf of the bank for the remaining term of the loan. The Company does not purchase the loan or the rights to a portion of the cash flows of the loan from the bank. As such, these loans are not reflected on the Company’s balance sheet as a finance receivable. As of December 31, 2025, the outstanding amount of OBS Loans originated and held by the bank was $28.1 million.

The Company receives certain servicing and other fees associated with performing OBS Loans from the bank, which are included in interest and fees on finance receivables in the accompanying consolidated statements of income. However, if an OBS Loan becomes 90 days contractually past due, the Company is obligated to reimburse the bank for the outstanding principal amount plus accrued interest. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses. As of December 31, 2025, a liability of $13.8 million was included in accrued liabilities in the accompanying consolidated balance sheets.

The liability for off-balance sheet credit exposure is maintained at a level considered appropriate to cover expected lifetime losses of the off-balance sheet credit exposure, and the appropriateness of the liability is evaluated at each period end. For further detail, see the “Off-balance sheet installment loans” section in Note 2 of Notes to Consolidated Financial Statements.

Effects of Inflation

While the impacts of inflation have been widely reported and may be ongoing into the foreseeable future, the Company does not believe inflation had a material effect on the Company’s overall results of operations in 2025. Depending on the severity and persistence of these inflationary pressures, the Company could see a negative impact on its customers’ ability to pay for its goods and services, including an impact on the collectability of its accounts receivable, which could result in increased charge-offs of AFF’s finance receivables and leased merchandise. The Company could also see increases in wages and other operating costs. Furthermore, inflation could also weaken sales at AFF’s merchant partners, negatively impacting AFF’s originations.

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

Gold Price Risk

The Company has significant holdings of gold in the form of jewelry inventories and pawn collateral, and a significant portion of retail merchandise sales are gold jewelry, as are most of the wholesale scrap jewelry sales. At December 31, 2025, the Company held approximately $302.1 million in jewelry inventories, which were primarily gold, representing 62% of total inventory. In addition, approximately $623.6 million, or 75%, of total pawn loans were collateralized by jewelry, which was also primarily gold. Of the Company’s total retail merchandise revenue during 2025, approximately $734.1 million, or 44%, was from jewelry sales. During 2025, the average market price of gold increased by 44% from $2,385 to $3,441 per ounce. The price of gold at December 31, 2025 was $4,323 per ounce compared to $2,609 at December 31, 2024. A significant and sustained decline in the price of gold would negatively impact the value of jewelry inventories held by the Company and the value of gold jewelry pledged as collateral by pawn customers. As a result, the Company’s profit margins from the sale of existing jewelry inventories could be negatively impacted, as could the potential profit margins on gold jewelry currently pledged as collateral by pawn customers if forfeited by the customer. In addition, a decline in gold prices could result in a lower balance of pawn loans outstanding for the Company, as customers generally would receive lower loan amounts for individual pieces of pledged gold jewelry, although the Company believes that many customers would be willing to add additional items of value to their pledge in order to obtain the desired loan amount, thus mitigating a portion of this risk.

Foreign Currency Risk

The financial statements of the Company’s subsidiaries in Mexico, Guatemala, Colombia and the U.K. are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for revenues and expenses. Adjustments resulting from translating net assets are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity under the caption “currency translation adjustment.” Exchange rate gains or losses related to foreign currency transactions are recognized as transaction gains or losses in the Company’s income statement as incurred. The Company also has operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

On a dollar-translated basis, foreign revenues and cost of revenues accounted for 28% and 27%, respectively, of consolidated amounts for the year ended December 31, 2025. The majority of foreign revenues and expenses are denominated in currencies other than the U.S. dollar, and the Company, therefore, has foreign currency risk related to these currencies, which are primarily the Mexican peso and British pound sterling, and, to a much lesser extent, the Guatemalan quetzal and Colombian peso.

Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect the Company’s revenue and earnings of its foreign pawn operations as expressed in U.S. dollars. For the year ended December 31, 2025, the Company’s foreign revenues and pre-tax operating income would have been approximately $36.9 million and $6.7 million higher, respectively, had foreign currency exchange rates remained consistent with those for the year ended December 31, 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Information” for further discussion of constant currency results.

The Company does not use long-term foreign exchange contracts or derivatives to hedge foreign currency exposures. The volatility of exchange rates depends on many factors that it cannot forecast with reliable accuracy. The Company’s continued international expansion increases exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on future results of operations. The average value of the Mexican peso to the U.S. dollar exchange rate for 2025 was 19.2 to 1 compared to 18.3 to 1 in 2024 and 17.8 to 1 in 2023. A one-point change in the average Mexican peso to the U.S. dollar exchange rate would have impacted 2025 annual earnings by approximately $4.4 million. The average value of the U.S. dollar to the British pound sterling exchange rate for 2025 was 1.32 to 1 compared to 1.28 to 1 in 2024 and 1.24 to 1 in 2023. The impact of foreign exchange rates in Guatemala, Colombia and the U.K. is not material to the Company’s financial position or results of operations.

Interest Rate Risk

The Company is potentially exposed to market risk in the form of interest rate risk for its long-term lines of credit. At December 31, 2025, the Company had $613.5 million outstanding under its revolving lines of credit. The revolving lines of credit are generally priced with a variable rate based on a fixed spread over the prevailing secured overnight financing rate (“SOFR”), the Mexican Central Bank’s interbank equilibrium rate (“TIIE”) or the Sterling Overnight Index Average (“SONIA”) and repriced with any changes in SOFR, TIIE or SONIA. Based on the $613.5 million in outstanding borrowings at December 31, 2025, a 1% (100 basis points) increase in interest rates would have increased the Company’s annual interest expense by approximately $6.1 million for 2025.

Interest rate fluctuations will generally not affect the Company’s future earnings or cash flows on its fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of the Company’s fixed rate instruments. At December 31, 2025, the fair value of the Company’s fixed rate debt was approximately $1,624.5 million and the outstanding principal of the Company’s fixed rate debt was $1,610.5 million. The fair value estimate of the Company’s fixed rate debt was estimated based on quoted prices in markets that are not active. Changes in assumptions or estimation methodologies may have a material effect on this estimated fair value. As the Company has the ability to hold its fixed rate instruments to maturity, and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, the Company does not expect that fluctuations in interest rates, and the resulting change in fair value of its fixed rate instruments, would have a significant impact on the Company’s operations.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. To make this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s internal control over financial reporting as of December 31, 2025 has been audited by RSM US LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this report, and RSM US LLP’s attestation report is included below.

Changes in Internal Control Over Financial Reporting

Except for the H&T Acquisition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of integrating H&T into its assessment of its internal control over financial reporting. H&T’s total assets and revenue represent approximately 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the twelve months ended December 31, 2025. Management excluded H&T from its assessment of internal control over financial reporting as of December 31, 2025 because the integration of H&T’s internal control over financial reporting was not complete as of December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited FirstCash Holdings, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated February 9, 2026 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded H&T from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a business combination on August 14, 2025. We have also excluded H&T from our audit of internal control over financial reporting. H&T is a wholly owned subsidiary whose total assets and revenues represent approximately 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
February 9, 2026

Item 9B. Other Information

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended December 31, 2025.

Appointment of Chief Accounting Officer

The Company is providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers).

On February 6, 2026, the Board of Directors appointed Brian D. Hostetler as Senior Vice President and Chief Accounting Officer of the Company. In this role, Mr. Hostetler will serve as the Company’s Principal Accounting Officer. Mr. Hostetler, age 42, joined the Company in July 2014 and has most recently served as Senior Vice President of Finance since January 2024. Mr. Hostetler previously served as Corporate Controller from July 2014 to January 2020 and Vice President and Corporate Controller from January 2020 to January 2024. Prior to joining the Company, Mr. Hostetler spent four years at Goldman Sachs & Co. as a Vice President in the Controllers Group. Prior to his employment at Goldman Sachs & Co., Mr. Hostetler was employed by Ernst & Young, LLP for approximately four years. Mr. Hostetler is a Certified Public Accountant and holds a Master of Science in Accounting from the University of Texas, Arlington.

There are no family relationships between Mr. Hostetler and any other director or executive officer of the Company and no transactions involving Mr. Hostetler that would require disclosure under Item 404(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 to this Annual Report on Form 10-K with respect to the directors, executive officers and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the information provided under the headings “Election of Directors,” “Executive Officers,” and “Corporate Governance, Board Matters and Director Compensation” contained in the Company’s Proxy Statement, to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”).

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

The Company has adopted an Insider Trading Policy (“Insider Trading Policy”) that governs the purchase, sale, and other dispositions of Company securities by its directors, officers, and employees. The Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable listing standards. The Insider Trading Policy states, among other things, that the Company’s directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. A copy of the Company's Insider Trading Policy has been filed with the Company’s 2024 Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

The information required by Item 11 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” of the 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of the 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance, Board Matters and Director Compensation” of the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 to this Annual Report on Form 10-K is incorporated herein by reference from the information provided under the heading “Ratification of Independent Registered Public Accounting Firm” of the 2026 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Rule 2.7 Announcement	8-K	001-10960	2.1	05/14/2025
2.2	Co-operation Agreement	8-K	001-10960	2.2	05/14/2025
3.1	Amended and Restated Certificate of Incorporation of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.1	12/16/2021
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc., dated December 16, 2021	8-K12B	001-10960	3.2	12/16/2021
4.1	Common Stock Specimen	S-1	33-48436	4.2a	06/05/1992
4.2	Indenture, dated as of August 26, 2020, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	08/26/2020
4.3	First Supplemental Indenture, dated November 17, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A.	8-K	001-10960	4.1	12/07/2021
4.4	Indenture, dated as of December 13, 2021, by and among FirstCash, Inc., the guarantors listed therein and BOKF, N.A. (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	12/13/2021
4.5	Indenture, dated as of February 21, 2024, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto).	8-K	001-10960	4.1	02/21/2024
4.6	Description of Securities	10-K	0-19133	4.6	02/03/2025
10.1	First Cash Financial Services, Inc. 2004 Long-Term Incentive Plan *	DEF 14A	0-19133	C	04/29/2004
10.2	First Cash Financial Services, Inc. 2011 Long-Term Incentive Plan *	DEF 14A	0-19133	A	04/28/2011
10.3	Amendment to the FirstCash, Inc. 2011 Long-Term Incentive Plan *	S-8	333-214452	99.2	11/04/2016
10.4	First Cash 401(k) Profit Sharing Plan, as amended effective as of October 1, 2010 (executed on August 5, 2010)	S-8	333-106881	4(g)	05/31/2012
10.5	Amended and Restated Credit Agreement, dated July 25, 2016, between First Cash Financial Services, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	0-19133	10.1	07/26/2016
10.6	Performance-Based Restricted Stock Unit Award Agreement *	10-Q	001-10960	10.1	05/05/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7	First Amendment to Amended and Restated Credit Agreement and Waiver, dated May 30, 2017, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	05/31/2017
10.8	Employment Agreement, dated July 30, 2018, between Raul Ramos and FirstCash, Inc. *	10-Q	001-10960	10.1	08/01/2018
10.9	Second Amendment to Amended and Restated Credit Agreement, dated October 4, 2018, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	10/04/2018
10.10	FirstCash, Inc. 2019 Long-Term Incentive Plan *	DEF 14A	001-10960	B	04/26/2019
10.11	Third Amendment to Amended and Restated Credit Agreement, dated December 19, 2019, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/19/2019
10.12	Fourth Amendment to Amended and Restated Credit Agreement, dated November 9, 2020, between FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	11/10/2020
10.13	Fifth Amendment to Amended and Restated Credit Agreement, dated December 8, 2021, by and among FirstCash, Inc., the guarantors and lenders listed herein and Wells Fargo Bank, National Association	8-K	001-10960	10.1	12/13/2021
10.14	Assignment and Assumption Agreement, dated December 16, 2021, between FirstCash, Inc. and FirstCash Holdings, Inc.	8-K12B	001-10960	10.1	12/16/2021
10.15	Registration Rights Agreement, dated as of December 17, 2021, by and among FirstCash Holdings, Inc. and certain seller parties thereto	8-K	001-10960	10.1	12/17/2021
10.16	Employment Agreement, dated February 25, 2022, between Rick L. Wessel and FirstCash Holdings, Inc. *	10-K	001-10960	10.17	02/28/2022
10.17	Employment Agreement, dated February 25, 2022, between T. Brent Stuart and FirstCash Holdings, Inc. *	10-K	001-10960	10.18	02/28/2022
10.18	Employment Agreement, dated February 25, 2022, between R. Douglas Orr and FirstCash Holdings, Inc. *	10-K	001-10960	10.19	02/28/2022
10.19	Employment Agreement, dated February 25, 2022, between Howard F. Hambleton and FirstCash Holdings, Inc. *	10-K	001-10960	10.20	02/28/2022
10.20	Sixth Amendment to Amended and Restated Credit Agreement, dated August 30, 2022, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	8-K	001-10960	10.1	08/31/2022
10.21	Seventh Amendment to Amended and Restated Credit Agreement, dated October 18, 2023, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association	10-Q	001-10960	10.1	10/30/2023
10.22	Employment Agreement, dated April 2, 2024, between Daniel R. Feehan and FirstCash Holdings, Inc. *	10-Q	001-10960	10.1	04/29/2024

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.23	Eighth Amendment to Amended and Restated Credit Agreement, dated August 8, 2024, between FirstCash Holdings, Inc., FirstCash, Inc., certain subsidiaries of the borrower from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent **	8-K	001-10960	10.1	08/09/2024
10.24	Ninth Amendment to Amended and Restated Credit Agreement	10-Q	001-10960	10.1	07/28/2025
10.25	Amendment to Employment Agreement between Rick L. Wessel and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.1	03/05/2025
10.26	Amendment to Employment Agreement between T. Brent Stuart and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.2	03/05/2025
10.27	Amendment to Employment Agreement between R. Douglas Orr and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.3	03/05/2025
10.28	Amendment to Employment Agreement between Howard Hambleton and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.4	03/05/2025
10.29	Amendment to Employment Agreement between Raul Ramos and FirstCash Holdings, Inc., dated March 3, 2025 *	8-K	001-10960	10.5	03/05/2025
19.1	Insider Trading Policy	10-K	001-10960	19.1	02/03/2025
21.1	Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm, RSM US LLP					X
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
97.1	FirstCash Holdings, Inc. Compensation Recoupment Policy (effective October 25, 2023) *	10-K	001-10960	97.1	02/05/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

*    Indicates management contract or compensatory plan, contract or arrangement.

**    Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 9, 2026	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICK L. WESSEL Rick L. Wessel	Vice-Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 9, 2026

/s/ R. DOUGLAS ORR R. Douglas Orr	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2026

/s/ BRIAN D. HOSTETLER Brian D. Hostetler	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 9, 2026

/s/ DANIEL R. FEEHAN Daniel R. Feehan	Chairman of the Board	February 9, 2026

/s/ DANIEL E. BERCE Daniel E. Berce	Director	February 9, 2026

/s/ MARTHEA DAVIS Marthea Davis	Director	February 9, 2026

/s/ MIKEL D. FAULKNER Mikel D. Faulkner	Director	February 9, 2026

/s/ PAULA K. GARRETT Paula K. Garrett	Director	February 9, 2026

/s/ JAMES H. GRAVES James H. Graves	Director	February 9, 2026

/s/ RANDEL G. OWEN Randel G. Owen	Director	February 9, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FirstCash Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FirstCash Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 9, 2026, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for loan losses—finance receivables
As described in Notes 2 and 7 to the consolidated financial statements, the Company established an allowance for loan losses on its finance receivables of $106.3 million as of December 31, 2025, which was estimated using the Company’s expected lifetime loss model. Loan losses on finance receivables were estimated and recognized upon purchase of the receivable, based on expected loan losses for the full contractual life of the finance receivable. The Company’s expected lifetime loss model segmented the finance receivable population into monthly pools of receivable origination vintages by loan product and estimated the allowance for loan losses by applying modeled loss rates derived from historical loss information. The Company then adjusted the historical loss information for observable and forecasted economic conditions and qualitative factors to address recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for loan losses on finance receivables was subjective and required management to make significant judgments related to the selection and application of modeled loss rates, the incorporation of observable and forecasted economic conditions, and adjustments to address recent and forecasted business trends. We identified the allowance for loan losses on finance receivable portfolios as a critical audit matter as auditing the judgments surrounding the selection of modeled loss rates, incorporation of observable and forecasted economic conditions, and adjustments to address recent and forecasted business trends, was complex and required a high degree of auditor judgment and subjectivity.

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
•We evaluated key assumptions and judgments surrounding the selection of modeled loss rates and adjustments to address recent and forecasted business trends, including delinquency rates, for reasonableness by comparing to internal and external source data.

Allowance for lease losses—leased merchandise
As described in Notes 2 and 8 to the consolidated financial statements, the Company established an allowance for lease losses on its portfolio of leased merchandise of $64.7 million as of December 31, 2025, representing estimated losses expected on its lease agreements. The Company estimated this allowance based on historical loss experience and gave consideration to recent and forecasted business trends including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices.

The determination of the allowance for lease losses on leased merchandise was subjective and required management to make significant judgments related to the selection and application of historical loss experience and adjustments for recent and forecasted business trends. We identified the allowance for lease losses on leased merchandise as a critical audit matter as auditing the judgments surrounding the selection and application of historical loss experience and adjustments for recent and forecasted business trends was complex and required a high degree of auditor judgment and subjectivity.

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
•We evaluated key assumptions and judgments surrounding the selection of historical loss experience and adjustments for recent and forecasted business trends for reasonableness by comparing to internal and external source data.

/s/ RSM US LLP

We have served as the Company’s auditor since 2016.

Dallas, Texas
February 9, 2026

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$125,197	$175,095
Accounts receivable, net	115,854	73,325
Pawn loans	831,497	517,867
Finance receivables, net	150,274	147,501
Inventories	487,232	334,580
Leased merchandise, net	114,283	128,437
Prepaid expenses and other current assets	32,131	26,943
Total current assets	1,856,468	1,403,748

Property and equipment, net	808,050	717,916
Operating lease right of use asset	365,621	324,646
Goodwill	2,023,426	1,787,172
Intangible assets, net	231,140	228,858
Other assets	9,796	9,934
Deferred tax assets, net	6,262	4,712
Total assets	$5,300,763	$4,476,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$212,615	$171,540
Customer deposits and prepayments	83,908	72,703
Lease liability, current	111,291	95,161
Total current liabilities	407,814	339,404

Revolving unsecured credit facility	559,000	198,000
Other long-term debt	1,649,434	1,531,346
Deferred tax liabilities, net	158,819	128,574
Lease liability, non-current	248,934	225,498
Total liabilities	3,024,001	2,422,822

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock; $0.01 par value; 90,000 shares authorized;
57,547 and 57,547 shares issued, respectively;
43,977 and 44,752 shares outstanding, respectively	575	575
Additional paid-in capital	1,771,379	1,767,569
Retained earnings	1,670,583	1,411,083
Accumulated other comprehensive loss	(64,835)	(129,596)
Common stock held in treasury, 13,570 and 12,795 shares at cost, respectively	(1,100,940)	(995,467)
Total stockholders’ equity	2,276,762	2,054,164
Total liabilities and stockholders’ equity	$5,300,763	$4,476,986

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Retail merchandise sales	$1,668,410	$1,507,096	$1,381,272
Pawn loan fees	853,736	737,126	658,536
Leased merchandise income	559,028	766,241	752,682
Interest and fees on finance receivables	311,189	245,891	233,818
Wholesale scrap jewelry sales	262,590	132,160	125,488
Other revenue	6,090	—	—
Total revenue	3,661,043	3,388,514	3,151,796

Cost of revenue:
Cost of retail merchandise sold	1,008,148	909,685	832,393
Depreciation of leased merchandise	319,121	433,306	411,455
Provision for lease losses	120,362	163,395	175,858
Provision for loan losses	162,706	143,827	123,030
Cost of wholesale scrap jewelry sold	208,685	108,769	101,821
Other cost of revenue	1,414	—	—
Total cost of revenue	1,820,436	1,758,982	1,644,557

Net revenue	1,840,607	1,629,532	1,507,239

Expenses and other income:
Operating expenses	933,729	900,978	832,149
Administrative expenses	232,844	177,978	181,653
Depreciation and amortization	111,806	104,941	109,161
Interest expense	121,293	105,226	93,243
Interest income	(2,935)	(1,935)	(1,469)
(Gain) loss on foreign exchange	(2,178)	2,641	(1,529)
Merger and acquisition expenses	14,369	2,228	7,922
Other income, net	(15,884)	(5,301)	(6,740)
Total expenses and other income	1,393,044	1,286,756	1,214,390

Income before income taxes	447,563	342,776	292,849

Provision for income taxes	117,188	83,961	73,548

Net income	$330,375	$258,815	$219,301

Earnings per share:
Basic	$7.46	$5.76	$4.82
Diluted	7.42	5.73	4.80

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$330,375	$258,815	$219,301
Other comprehensive income (loss):
Currency translation adjustment	64,761	(86,559)	63,536
Comprehensive income	$395,136	$172,256	$282,837

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2024	57,547	$575	$1,767,569	$1,411,083	$(129,596)	12,795	$(995,467)	$2,054,164
Shares issued under share-based compensation plan, net of 52 shares net-settled	—	—	(16,440)	—	—	(137)	10,676	(5,764)
Share-based compensation expense	—	—	20,250	—	—	—	—	20,250
Net income	—	—	—	330,375	—	—	—	330,375
Cash dividends ($1.60 per share)	—	—	—	(70,875)	—	—	—	(70,875)
Currency translation adjustment	—	—	—	—	64,761	—	—	64,761
Purchases of treasury stock, including excise tax	—	—	—	—	—	912	(116,149)	(116,149)
As of 12/31/2025	57,547	$575	$1,771,379	$1,670,583	$(64,835)	13,570	$(1,100,940)	$2,276,762

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$330,375	$258,815	$219,301
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	319,121	433,306	411,455
Provision for lease losses	120,362	163,395	175,858
Provision for loan losses	162,706	143,827	123,030
Share-based compensation expense	20,250	14,786	13,674
Depreciation and amortization expense	111,806	104,941	109,161
Amortization of debt issuance costs	3,988	3,638	2,795
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(67,174)	(38,113)	(17,995)
Impairments and dispositions of certain other assets	—	1,734	496
Deferred income taxes, net	18,651	(7,417)	(13,103)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(5,547)	(3,411)	(8,660)
Inventories	(21,294)	(9,723)	1,806
Leased merchandise	(425,329)	(553,947)	(605,202)
Prepaid expenses and other assets	(11,087)	1,995	(3,458)
Accounts payable, accrued liabilities and other liabilities	5,371	17,907	22,418
Income taxes	23,743	8,225	(15,434)
Net cash flow provided by operating activities	585,942	539,958	416,142
Cash flow from investing activities:
Pawn loans made	(2,094,228)	(1,720,158)	(1,572,010)
Pawn loans repaid	1,197,038	1,003,752	933,092
Recovery of pawn loan principal through sale of forfeited collateral	759,333	644,407	603,940
Investments in finance receivables	(440,576)	(425,817)	(363,789)
Proceeds from finance receivables	342,272	286,503	248,347
Purchases of furniture, fixtures, equipment and improvements	(54,906)	(68,245)	(60,148)
Purchases of store real property	(61,919)	(86,070)	(70,452)
Acquisitions of pawn stores, net of cash acquired	(475,059)	(75,963)	(181,312)
Net cash flow used in investing activities	(828,045)	(441,591)	(462,332)
Cash flow from financing activities:
Borrowings from credit facilities	796,280	445,000	646,334
Repayments of credit facilities	(427,384)	(815,000)	(416,026)
Issuance of senior unsecured notes	—	500,000	—
Debt issuance costs paid	—	(10,425)	(279)
Purchases of treasury stock	(115,849)	(85,000)	(114,378)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(5,764)	(7,007)	(2,463)
Dividends paid	(70,875)	(65,761)	(61,875)
Net cash flow provided by (used in) financing activities	176,408	(38,193)	51,313
Effect of exchange rates on cash	15,797	(12,097)	4,565
Change in cash and cash equivalents	(49,898)	48,077	9,688
Cash and cash equivalents at beginning of the year	175,095	127,018	117,330
Cash and cash equivalents at end of the year	$125,197	$175,095	$127,018

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONTINUED
(in thousands)
	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$134,451	$91,176	$90,278

Supplemental disclosure of non-cash investing and financing activity:
Non-cash transactions in connection with pawn loans settled through forfeitures of collateral transferred to inventories	$789,490	$599,978	$529,429
Other long-term debt assumed in conjunction with H&T Acquisition	108,033	—	—
Issuance of common stock associated with an acquisition of certain pawn stores	—	29,322	—

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Organization and Nature of the Company

FirstCash Holdings, Inc. (together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware. The Company operates two business lines: pawn operations and retail POS payment solutions, which are organized into four reportable segments. The U.S. pawn segment consists of pawn operations in 29 U.S. states and the District of Columbia; the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia; and the U.K. pawn segment consists of pawn operations in England, Scotland and Wales. The retail POS payment solutions segment consists of the operations of AFF in the U.S.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom with 286 store locations, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results. For further detail, see Note 3.

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

Cash and cash equivalents — The Company considers any highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. As of December 31, 2025, the amount of cash associated with indefinitely reinvested foreign earnings was $43.8 million, which are primarily held in Mexican pesos and British pounds sterling.

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

Finance receivables and revenue recognition — The Company purchases and services retail finance receivables, the term of which typically ranges from six to 24 months, directly from its merchant partners or from its bank partner. The Company has a partnership with a Utah state-chartered bank that requires the Company to purchase the rights to the cash flows associated with certain finance receivables marketed to retail consumers on the bank’s behalf. The bank establishes the underwriting criteria for the finance receivables originated by the bank.

Interest income is recognized using the interest method over the life of the finance receivable for all loans for which the Company deems collection to be probable based on historical loan redemption statistics and stops accruing interest upon charge-off. Accrued interest, net of an allowance for uncollectible interest income, is included in accounts receivable, net in the accompanying consolidated balance sheets and as of December 31, 2025 and 2024 was $4.4 million and $10.0 million, respectively. Charges for late fees and insufficient fund fees are recognized as income when collected. The Company receives an origination fee on newly purchased bank loans and may receive a discount from or pay a premium to certain merchant partners for finance receivables purchased from them, which are deferred and amortized using the interest method as adjustments to yield over the contractual life of the related finance receivable. Unamortized origination fees, discounts and premiums are recognized in full upon early payoff or charge-off.

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

Off-balance sheet installment loans — During the third quarter of 2025, the Company began assisting certain customers in applying for an OBS Loan that is underwritten and fully retained by a bank partner. After origination of the OBS Loan by the bank, the Company assumes responsibility for servicing the loan on behalf of the bank for the remaining term of the loan. The Company does not purchase the loan or the rights to a portion of the cash flows of the loan from the bank. As such, these loans are not reflected on the Company’s balance sheet as a finance receivable.

The Company receives certain servicing and other fees associated with performing OBS Loans from the bank, which are included in interest and fees on finance receivables in the accompanying consolidated statements of income. However, if an OBS Loan becomes 90 days contractually past due, the Company is obligated to reimburse the bank for the outstanding principal amount plus accrued interest. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets.

The Company calculates the liability for expected lifetime losses based on historical loss information and incorporates observable and forecasted economic conditions over a reasonable and supportable forecast period covering the full contractual life of the off-balance sheet credit exposure. Incorporating observable and forecasted economic conditions could have a material impact on the measurement of the liability to the extent that forecasted economic conditions change significantly. The Company may also consider other qualitative factors to address recent and forecasted business trends in estimating the liability, as necessary, including, but not limited to, loss trends, delinquency levels, economic conditions, underwriting and collection practices. The liability for off-balance sheet credit exposure is maintained at a level considered appropriate to cover expected lifetime losses of the off-balance sheet credit exposure, and the appropriateness of the liability is evaluated at each period end.

As of December 31, 2025, the outstanding amount of OBS Loans originated and held by the bank was $28.1 million. The past due balance of OBS Loans was not material as of December 31, 2025.

The following table details the changes in the liability for off-balance sheet credit exposure (in thousands):

	As of December 31,
	2025	2024
Balance at beginning of year	$—	$—
Provision for loan losses	14,630	—
Charge-offs	(848)	—
Balance at end of year	$13,782	$—

Foreign currency transactions — The Company has pawn operations in Mexico, Guatemala, Colombia and the U.K., where the functional currency is the Mexican peso, Guatemalan quetzal, Colombian peso and the British pound sterling, respectively. Accordingly, the assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each balance sheet date, and the resulting adjustments are accumulated in other comprehensive income (loss) as a separate component of stockholders’ equity. Revenues and expenses are translated at the average exchange rates occurring during the respective period. Prior to translation, U.S.-dollar-denominated transactions of the foreign subsidiaries are remeasured into their functional currency using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement of dollar-denominated monetary assets and liabilities in Mexico, Guatemala, Colombia and the U.K. are included in (gain) loss on foreign exchange in the consolidated statements of income. Deferred taxes are not currently recorded on cumulative foreign currency translation adjustments as the Company indefinitely reinvests earnings of its foreign subsidiaries. The Company also has pawn operations in El Salvador, where the reporting and functional currency is the U.S. dollar.

The average value of the Mexican peso to the U.S. dollar exchange rate for 2025 was 19.2 to 1 compared to 18.3 to 1 in 2024 and 17.8 to 1 in 2023. The average value of the Guatemalan quetzal to the U.S. dollar exchange rate for 2025 was 7.7 to 1 compared to 7.8 to 1 in 2024 and 7.8 to 1 in 2023. The average value of the Colombian peso to the U.S. dollar exchange rate for 2025 was 4,053 to 1 compared to 4,071 to 1 in 2024 and 4,328 to 1 in 2023. The average value of the U.S. dollar to the British pound sterling exchange rate for 2025 was 1.32 to 1 compared to 1.28 to 1 in 2024 and 1.24 to 1 in 2023.

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

Property and equipment — Property and equipment are recorded at cost. Depreciation is recorded on the straight-line method generally based on estimated useful lives of 30 to 40 years for buildings and three to five years for furniture, fixtures and equipment. The costs of improvements on leased pawn stores are capitalized as leasehold improvements and are depreciated using the straight-line method over the applicable lease period, or useful life, if shorter. Maintenance and repairs are charged to expense as incurred and renewals and betterments are charged to the appropriate property and equipment accounts. Upon sale or retirement of depreciable assets, the cost and related accumulated depreciation is removed from the accounts, and the resulting gain or loss is included in the results of operations in the period when the assets are sold or retired.

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

Goodwill and other indefinite-lived intangible assets — Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in each business combination. The Company performs its goodwill impairment assessment annually as of October 1, and between annual assessments if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company’s reporting units, which are tested for impairment, are U.S. pawn, Latin America pawn, U.K. pawn and retail POS payment solutions. The Company may assess goodwill for impairment at a reporting unit level by first assessing a range of qualitative factors, including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company proceeds to the quantitative impairment testing methodology, or at the Company’s option, it may proceed directly to the quantitative impairment testing methodology for a reporting unit. See Note 14.

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

The Company did not record any material impairment loss for the years ended December 31, 2025 and 2024.

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

Advertising — The Company expenses the costs of advertising when incurred. Advertising expense for the years ended December 31, 2025, 2024 and 2023, was $6.3 million, $3.7 million and $4.3 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$330,375	$258,815	$219,301

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,314	44,965	45,452
Effect of dilutive securities:
Restricted stock unit awards	212	203	241
Weighted-average common shares for calculating diluted earnings per share	44,526	45,168	45,693

Earnings per share:
Basic	$7.46	$5.76	$4.82
Diluted	7.42	5.73	4.80

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

Reclassification — For purposes of comparability, certain prior period amounts in the consolidated statements of income have been reclassified in order to conform to the current period presentation.

The 2024 and 2023 net presentation of finance receivables within cash flows from investing activities in the consolidated statements of cash flows has been revised to reflect a gross presentation of investments in finance receivables and proceeds from finance receivables for all periods presented. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

The 2024 and 2023 net presentation of pawn loans within cash flows from investing activities in the consolidated statements of cash flows has been revised to reflect a gross presentation of pawn loans made, pawn loans repaid and recovery of pawn loan principal through sale of forfeited collateral for all periods presented. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

Recent accounting pronouncements — In October 2023, the FASB issued ASU No 2023-06, “Disclosure Agreements – Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

In December 2023, the FASB issued ASU No 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 expands disclosures in the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 should be applied prospectively; however, retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively, which resulted in updated financial statement disclosures but did not have a material effect on the Company’s financial position or results of operations. See Note 12.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”), which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations or financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations or financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations or financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” (“ASU 2025-12”). ASU 2025-12 provides clarifying guidance intended to improve the consistency and application of existing accounting standards. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The adoption of ASU 2025-12 did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

NOTE 3 - ACQUISITIONS

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during 2025, the Company completed acquisitions as described below:

2025 H&T Acquisition

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the purchase price for the H&T Acquisition is as follows (in thousands):

Cash and cash equivalents	$21,920
Pawn loans	182,654
Accounts receivable	34,129
Inventories	69,787
Prepaid expenses and other current assets	4,679
Property and equipment	20,838
Operating lease right of use asset	27,269
Goodwill (1)	142,333
Intangible assets (2)	56,459
Current liabilities	(20,952)
Customer deposits and prepayments	(646)
Lease liability, current	(8,393)
Other long-term debt	(108,033)
Deferred tax liabilities	(10,782)
Lease liability, non-current	(18,876)
Purchase price	$392,386

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

2025 U.S. Pawn Acquisitions

During 2025, the Company acquired 23 pawn stores in the U.S. in seven separate transactions. The aggregate purchase price for these acquisitions totaled $106.3 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $101.8 million in cash paid during 2025 and remaining short-term amounts payable to certain of the sellers of $4.5 million. During 2025, the Company also paid $2.8 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

The estimated fair value of the assets acquired and liabilities assumed are preliminary, as the Company is gathering information to finalize the valuation of these assets and liabilities. The preliminary allocation of the aggregate purchase price of the acquired U.S. stores during 2025 is as follows (in thousands):

Pawn loans	$8,512
Accounts receivable	868
Inventories	19,753
Property and equipment	311
Operating lease right of use asset	472
Goodwill (1)	78,565
Intangible assets	210
Current liabilities	(1,883)
Lease liability	(472)
Aggregate purchase price	$106,336

(1)Substantially all of the goodwill is expected to be deductible for U.S. income tax purposes. This goodwill has been assigned to the U.S. pawn reporting unit.

2025 Combined Pawn Acquisitions

The results of operations for the H&T Acquisition and the acquired U.S. stores have been consolidated since the respective acquisition dates. During 2025, revenue from the combined acquisitions was $164.4 million and the earnings from the combined acquisitions since the acquisition dates (including $12.3 million of transaction costs, net of tax) was $12.2 million. Transaction costs associated with the H&T Acquisition and the acquired U.S. stores were expensed as incurred and are presented in the consolidated statements of income as merger and acquisition expenses. These expenses include investment banking, legal, accounting and other related third-party costs. Pro forma information has not been presented as (1) disclosure is impracticable due to the lack of availability of historical H&T financial statements that comply with GAAP and (2) the acquired U.S. stores are not material individually or in the aggregate to the Company’s consolidated financial statements.

2024 Pawn Acquisitions

During 2024, the Company acquired 28 pawn stores in the U.S. in five separate transactions, 10 pawn stores in Mexico in a separate transaction and acquired one pawn license that was used to open one new pawn store in the state of Nevada. The aggregate purchase price for these acquisitions totaled $107.6 million, net of cash acquired. The aggregate purchase price was composed of $75.0 million in cash paid at closing, $29.3 million of stock consideration and remaining short-term amounts payable to certain of the sellers of approximately $3.3 million.

NOTE 4 - OPERATING LEASES

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases approximately 64% of its U.S. pawnshop locations, the majority of its Latin America and U.K. pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases as of December 31, 2025, 2024 and 2023 was 4.2 years, 4.1 years and 3.9 years, respectively.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of December 31, 2025, 2024 and 2023 was 8.5%, 8.5% and 8.0%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability, and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $3.1 million, loss of $3.8 million and gain of $2.5 million during the years ended December 31, 2025, 2024 and 2023, respectively, related to the remeasurement of these U.S.-dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$149,201	$146,091	$141,831
Variable lease expense (1)	20,210	19,705	18,618
Total operating lease expense	$169,411	$165,796	$160,449

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of December 31, 2025 (in thousands):

2026	$135,417
2027	104,087
2028	78,590
2029	50,733
2030	20,587
Thereafter	29,421
Total	$418,835
Less amount of lease payments representing interest	(58,610)
Total present value of lease payments	$360,225

The following table details supplemental cash flow information related to operating leases for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$132,435	$131,991	$124,584
Leased assets obtained in exchange for new operating lease liabilities	130,261	130,964	110,819

NOTE 5 - STOCKHOLDERS' EQUITY

In July 2023, the Board authorized a common stock repurchase program for up to $200.0 million of the Company’s outstanding common stock. During 2025, the Company repurchased a total of 912,000 shares of common stock at an aggregate cost of $115.0 million and an average cost per share of $126.03, which completed the share repurchase program authorized in July 2023. The Company previously repurchased 721,000 shares of common stock at an aggregate cost of $85.0 million and an average cost per share of $117.90 during 2024. The aggregate cost and average cost per share does not include the effect of the 1% excise tax on certain share repurchases enacted under the Inflation Reduction Act of 2022. The Company incurred $1.2 million and $0.9 million of excise taxes during 2025 and 2024, respectively.

In October 2025, the Board authorized an additional common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of alternative investment opportunities.

Total cash dividends paid in 2025 and 2024 were $70.9 million and $65.8 million, respectively. The amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during 2025 and 2024.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of December 31, 2025 and 2024 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,197	$125,197	$125,197	$—	$—
Accounts receivable, net	115,854	115,854	—	—	115,854
Pawn loans	831,497	831,497	—	—	831,497
Finance receivables, net (1)	150,274	281,504	—	—	281,504
	$1,222,822	$1,354,052	$125,197	$—	$1,228,855

Financial liabilities:
Liability for off-balance sheet credit exposure	$13,782	$13,782	$—	$—	$13,782
Revolving unsecured credit facility	559,000	559,000	—	559,000	—
Other long-term debt (outstanding principal)	1,665,006	1,679,006	—	1,679,006	—
	$2,237,788	$2,251,788	$—	$2,238,006	$13,782

(1)Finance receivables, gross as of December 31, 2025 was $283.5 million. See Note 7.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2024	2024	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$175,095	$175,095	$175,095	$—	$—
Accounts receivable, net	73,325	73,325	—	—	73,325
Pawn loans	517,867	517,867	—	—	517,867
Finance receivables, net (1)	147,501	296,526	—	—	296,526
	$913,788	$1,062,813	$175,095	$—	$887,718

Financial liabilities:
Revolving unsecured credit facility	$198,000	$198,000	$—	$198,000	$—
Other long-term debt (outstanding principal)	1,550,000	1,503,000	—	1,503,000	—
	$1,748,000	$1,701,000	$—	$1,701,000	$—

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

The carrying value of the liability for off-balance sheet credit exposure approximates fair value as of December 31, 2025 due to the short-term nature and estimation based on current expected lifetime losses.

The carrying value of the revolving unsecured credit facility approximates fair value as of December 31, 2025 and 2024. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on the prevailing SOFR and reprices with any changes in SOFR.

The other long-term debt consists primarily of fixed rate secured term loans and senior unsecured notes. The fair value of the secured term loans is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active. The remainder of the other long-term debt consists of two variable interest rate credit facilities, the carrying value of which approximates fair value as of December 31, 2025 and 2024.

NOTE 7 - FINANCE RECEIVABLES, NET

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of December 31,
	2025	2024
Finance receivables, gross	$283,514	$294,166
Merchant partner discounts and premiums, net	(22,728)	(22,833)
Unearned origination fees	(4,186)	(6,827)
Finance receivables, amortized cost	256,600	264,506
Less allowance for loan losses	(106,326)	(117,005)
Finance receivables, net	$150,274	$147,501

The following table details the changes in the allowance for loan losses (in thousands):

	As of December 31,
	2025	2024
Balance at beginning of year	$117,005	$96,454
Provision for loan losses (1)	148,076	143,827
Charge-offs	(170,804)	(130,812)
Recoveries	12,049	7,536
Balance at end of year	$106,326	$117,005

(1)    The provision for loan losses presented on the consolidated statement of income for the year ended December 31, 2025 includes an additional $14.6 million of provision expense related to OBS Loans. See the “Off-balance sheet installment loans” section in Note 2.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of December 31, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	Total
As of December 31, 2025
Delinquency:
1 to 30 days past due	$22,348	$3,060	$—	$25,408
31 to 60 days past due	13,272	2,094	—	15,366
61 to 89 days past due (1)	12,399	2,227	—	14,626
Total past due finance receivables	48,019	7,381	—	55,400
Current finance receivables	177,132	24,068	—	201,200
Finance receivables, amortized cost	$225,151	$31,449	$—	$256,600

	Origination Year
	2024	2023	2022	Total
As of December 31, 2024
Delinquency:
1 to 30 days past due	$24,186	$2,728	$—	$26,914
31 to 60 days past due	13,502	1,896	—	15,398
61 to 89 days past due (1)	9,584	1,653	—	11,237
Total past due finance receivables	47,272	6,277	—	53,549
Current finance receivables	191,983	18,974	—	210,957
Finance receivables, amortized cost	$239,255	$25,251	$—	$264,506

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the year ended December 31, 2025 and 2024, by origination year (in thousands):

	Origination Year
	2025	2024	2023	2022	2021	Total
Finance receivables gross charge-offs:
Gross charge-offs during 2025	$73,925	$90,415	$6,464	$—	$—	$170,804
Gross charge-offs during 2024	$—	$52,874	$71,483	$6,455	$—	$130,812
Gross charge-offs during 2023	$—	$—	$51,597	$58,571	$7,793	$117,961

NOTE 8 - LEASED MERCHANDISE, NET

Leased merchandise, net, consists of the following (in thousands):

	As of December 31,
	2025	2024
Leased merchandise	$252,064	$319,444
Processing fees	(2,240)	(2,960)
Merchant partner (discounts) and premiums, net	(175)	493
Accumulated depreciation	(70,650)	(108,283)
Leased merchandise, before allowance for lease losses	178,999	208,694
Less allowance for lease losses	(64,716)	(80,257)
Leased merchandise, net	$114,283	$128,437

The following table details the changes in the allowance for lease losses (in thousands):

	As of December 31,
	2025	2024
Balance at beginning of year	$80,257	$95,127
Provision for lease losses	120,362	163,395
Charge-offs	(143,661)	(185,360)
Recoveries	7,758	7,095
Balance at end of year	$64,716	$80,257

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	As of December 31,
	2025	2024
Land	$226,551	$195,767
Buildings	387,340	355,870
Furniture, fixtures, equipment and improvements	690,379	592,387
	1,304,270	1,144,024
Less accumulated depreciation	(496,220)	(426,108)
Property and equipment, net	$808,050	$717,916

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $58.0 million, $54.8 million and $52.1 million, respectively.

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation	$70,935	$52,094
Sales, property and payroll taxes payable	28,591	32,879
Trade accounts payable	26,521	31,136
Accrued interest payable	21,912	34,855
Income taxes payable	16,098	746
Liability for off-balance sheet credit exposure	13,782	—
Legal and professional fees payable	12,406	1,343
Acquisition purchase price amounts payable to sellers	5,024	3,390
Benefits liabilities and withholding payable	4,415	1,931
Other accrued liabilities	12,931	13,166
	$212,615	$171,540

NOTE 11 - LONG-TERM DEBT

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of December 31,
	2025	2024
Revolving credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$559,000	$198,000
Revolving secured credit facility, maturing 2027 (2)	54,476	—
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—
Total revolving credit facilities	613,476	198,000

Secured term loans:
Secured term loan, maturing 2027 (2)	26,902	—
Secured term loan, maturing 2029 (2)	13,451	—
Secured term loan, maturing 2031 (2)	20,177	—
Total secured term loans	60,530	—

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (3)	496,706	495,577
5.625% senior unsecured notes due 2030 (4)	545,171	544,130
6.875% senior unsecured notes due 2032 (5)	492,551	491,639
Total senior unsecured notes	1,534,428	1,531,346

Total long-term debt	$2,208,434	$1,729,346

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)Assumed on August 14, 2025 in connection with the H&T Acquisition.

(3)As of December 31, 2025 and 2024, deferred debt issuance costs of $3.3 million and $4.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(4)As of December 31, 2025 and 2024, deferred debt issuance costs of $4.8 million and $5.9 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(5)As of December 31, 2025 and 2024, deferred debt issuance costs of $7.4 million and $8.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

As of December 31, 2025, annual maturities of the outstanding long-term debt for each of the five years after December 31, 2025 are as follows (in thousands):

2026	$—
2027	81,378
2028	500,000
2029	572,451
2030	550,000
Thereafter	520,177
$2,224,006

Revolving Unsecured Credit Facility

As of December 31, 2025, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029.

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

As of December 31, 2025, the Company had $559.0 million in outstanding borrowings and $2.5 million in outstanding letters of credit under the Credit Facility, leaving $138.5 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of 1, 3 or 6 months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at December 31, 2025 was 6.28% based on 1-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of December 31, 2025. During 2025, the Company received net proceeds of $361.0 million from borrowings pursuant to the Credit Facility.

Revolving Secured Credit Facility

In connection with the H&T Acquisition, the Company assumed a secured line of credit with a bank in the U.K. in an amount of £45.0 million maturing on December 22, 2027 (the “U.K. Credit Facility”). The U.K. Credit Facility bears interest at the prevailing Sterling Overnight Index Average (“SONIA”) (with interest periods of 1, 3 or 6 months at H&T’s option) plus a spread of between 2.4% and 3.3%, depending on certain ratios. The U.K. Credit Facility is secured by all of the assets of H&T. The weighted-average interest rate on amounts outstanding under the U.K. Credit Facility at December 31, 2025 was 6.43% based on 1-month SONIA. Under the terms of the U.K. Credit Facility, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Credit Facility as of December 31, 2025. As of December 31, 2025, H&T had $54.5 million (£40.5 million) outstanding under the U.K. Credit Facility and $6.1 million (£4.5 million) available for future borrowings, subject to certain financial covenants. Since assuming the loan on August 14, 2025, the Company received net proceeds of $7.9 million from borrowings pursuant to the U.K. Credit Facility.

Revolving Unsecured Uncommitted Credit Facility

As of December 31, 2025, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at TIIE plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of December 31, 2025. As of December 31, 2025, the Company had no amount outstanding under the Mexico Credit Facility and $33.4 million ($600.0 million pesos) available for future borrowings.

Secured Term Loans

In connection with the H&T Acquisition, the Company assumed three secured term loans with multiple lending institutions in the U.K. in an aggregate amount of $60.5 million (£45.0 million) maturing between December 22, 2027 and February 21, 2031 (the “U.K. Term Loans”). The U.K. Term Loans bear interest at the Bank of England base rate plus a fixed spread of 4.00%, a fixed rate of 8.37% or a fixed rate of 8.43%. The U.K. Term Loans are secured by all of the assets of H&T. Under the terms of the U.K. Term Loans, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Term Loans as of December 31, 2025.

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

The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes (the “2028 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2025, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

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

The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes (the

“2030 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2025, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes (the “2032 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of December 31, 2025, the Company’s consolidated total debt ratio was 2.7 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

NOTE 12 - INCOME TAXES

Components of the provision for income taxes and the income to which it relates for the years ended December 31, 2025, 2024 and 2023 consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes (1):
Domestic	$331,382	$280,685	$217,502
Foreign	116,181	62,091	75,347
Income before income taxes	$447,563	$342,776	$292,849

Current income taxes:
U.S. federal	$54,749	$66,338	$53,217
Foreign	32,642	14,988	18,683
U.S. state and local	10,443	10,012	15,124
Current provision for income taxes	97,834	91,338	87,024

Deferred provision (benefit) for income taxes:
U.S. federal	20,325	(7,571)	(6,253)
Foreign	(1,045)	822	1,475
U.S. state and local	74	(628)	(8,698)
Total deferred provision for income taxes	19,354	(7,377)	(13,476)

Provision for income taxes	$117,188	$83,961	$73,548

(1)Includes the allocation of certain administrative expenses and intercompany payments, such as royalties, management fees and interest, between domestic and foreign subsidiaries.

At December 31, 2025, the cumulative amount of undistributed earnings of foreign subsidiaries was $254.4 million. The Tax Cuts and Jobs Act imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries with the exception of foreign withholding taxes and other foreign local tax. During 2025, the Company repatriated $76.2 million from certain foreign subsidiaries, which was not subject to withholding or federal income tax. It is the Company’s intent to indefinitely reinvest the remaining undistributed earnings and future earnings of certain subsidiaries outside the U.S. and, therefore, deferred taxes are not currently recorded on cumulative foreign currency translation adjustments. For those subsidiaries where the company is not asserting indefinite reinvestment of the remaining undistributed earnings and future earnings, there are no deferred taxes which to record.

The principal deferred tax assets and liabilities consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Property and equipment in foreign jurisdictions	$19,306	$16,305
Finance receivables	27,077	26,378
Accrued fees on forfeited pawn loans	11,650	8,998
Deferred cost of goods sold deduction	3,737	3,133
Accrued compensation and employee benefits	5,685	3,833
U.S. state and certain foreign net operating losses	5,315	6,170
Other	10,504	4,973
Total deferred tax assets	83,274	69,790

Deferred tax liabilities:
Intangible assets	188,077	163,612
Leased merchandise and property and equipment in domestic jurisdictions	34,654	19,655
Net operating lease asset	1,930	825
Other	5,855	3,390
Total deferred tax liabilities	230,516	187,482

Net deferred tax liabilities before valuation allowance	(147,242)	(117,692)
Valuation allowance	(5,315)	(6,170)
Net deferred tax liabilities	$(152,557)	$(123,862)

Reported as:
Deferred tax assets	$6,262	$4,712
Deferred tax liabilities	(158,819)	(128,574)
Net deferred tax liabilities	$(152,557)	$(123,862)

The Company has a valuation allowance of $5.3 million and $6.2 million as of December 31, 2025 and 2024, respectively, related to the deferred tax assets associated with its U.S. state and certain foreign net operating losses. The Company has evaluated the nature and timing of its other deferred tax assets and concluded that no additional valuation allowance is necessary.

The following is a reconciliation of income taxes calculated at the U.S. federal statutory rate to the provision for income taxes (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	In Thousands	%	In Thousands	%	In Thousands	%
Tax at the U.S. federal statutory rate	$93,988	21.0%	$71,983	21.0%	$61,498	21.0%
U.S. state income tax, net of federal income tax effect (1)	8,575	1.9%	5,990	1.8%	5,076	1.7%
Foreign tax effects:
Mexico:
Statutory tax rate difference between U.S. and Mexico	7,482	1.7%	5,363	1.6%	6,510	2.2%
Mexico inflation index adjustment	(5,154)	(1.2)%	(6,021)	(1.7)%	(5,685)	(1.9)%
Other	3,382	0.8%	2,896	0.8%	3,176	1.1%
Other foreign jurisdictions	1,481	0.3%	498	0.2%	372	0.1%
Effect of cross-border tax laws:
Foreign-derived intangible income	(1,260)	(0.3)%	(1,260)	(0.4)%	—	—%
Tax credits	(500)	(0.1)%	(550)	(0.2)%	(1,500)	(0.5)%
Nontaxable or nondeductible items:
Nondeductible compensation	5,968	1.3%	3,864	1.1%	4,358	1.5%
Other	2,878	0.7%	(253)	(0.1)%	979	0.3%
Other adjustments, net	348	0.1%	1,451	0.4%	(1,236)	(0.4)%
Effective tax rate	$117,188	26.2%	$83,961	24.5%	$73,548	25.1%

(1)State taxes in Texas, Florida and Maryland made up the majority (greater than 50%) of the tax effect in this category.

The Company’s foreign pawn operating subsidiaries are subject to their respective foreign statutory rates, which differ from the U.S. federal statutory rate. The statutory tax rates in Mexico, Guatemala, Colombia, El Salvador and the U.K. are 30%, 25%, 35%, 30% and 25%, respectively.

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

As of December 31, 2025 and 2024, the Company had no unrecognized tax benefits and, therefore, the Company did not have a liability for accrued interest and penalties and no such interest or penalties were incurred for the years ended December 31, 2025, 2024 and 2023.

The Company files federal income tax returns in the U.S., Mexico, Guatemala, Colombia, El Salvador, the U.K., Jamaica and Puerto Rico, as well as multiple state and local income tax returns in the U.S. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2022. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2022. The federal tax returns in Mexico are closed to examination for the tax years prior to 2019. With respect to federal tax returns in Guatemala, Colombia, El Salvador, the U.K., Jamaica and Puerto Rico, the tax years prior to 2020 are closed to examination. There are no state income taxes in Mexico, Guatemala, Colombia, El Salvador, the U.K., Jamaica or Puerto Rico.

Net cash paid for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$43,970	$55,937	$62,400
Aggregated state and local jurisdictions	7,490	12,684	23,142
Aggregated foreign jurisdictions	1,336	3,261	1,387
Disaggregated foreign jurisdictions:
Mexico	14,444	13,542	15,234
U.K.	5,475	—	—
Net cash paid for income taxes	$72,715	$85,424	$102,163

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

On November 12, 2021, the CFPB initiated a civil action in the United States District Court for the Northern District of Texas (the “District Court”) against FirstCash, Inc. and Cash America West, Inc., and later amended the complaint to include numerous Company subsidiaries as defendants. The CFPB’s lawsuit alleged violations of the MLA in connection with pawn transactions. The CFPB sought an injunction, redress for affected borrowers and a civil monetary penalty. On July 11, 2025, with the District Court’s approval and without admitting or denying the allegations, the Company and the CFPB agreed to settle and resolve all matters in dispute. As part of the settlement, the Company agreed to offer a new pawn lending product for covered members of the U.S. military and their covered dependents. Additionally, the Company will pay consumer redress in fees or principal returned to affected customers, which is estimated by the Company to be no more than $7.0 million. The Company paid a $4.0 million fine to the CFPB victims' relief fund in July 2025.

OBS Loans

The Company is obligated to reimburse the bank for the outstanding principal amount plus accrued interest for all OBS Loans that are 90 days contractually past due. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets. As of December 31, 2025, the outstanding amount of OBS Loans originated and held by the bank, which would represent the maximum exposure to the Company, was $28.1 million.

Gold Forward Sales Contracts

As of December 31, 2025, the Company had contractual commitments to deliver a total of 60,000 gold ounces between January 2026 and September 2027 at a weighted-average price of $3,340 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

NOTE 14 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying value of goodwill by segment were as follows (in thousands):

December 31, 2025	U.S. Pawn Segment	Latin America Pawn Segment	U.K. Pawn Segment	Retail POS Payment Solutions Segment	Total
Balance, beginning of year	$1,125,226	$175,741	$—	$486,205	$1,787,172
Acquisitions (see Note 3)	78,565	—	142,333	—	220,898
Effect of foreign currency translation	—	16,625	(1,269)	—	15,356
Balance, end of year	$1,203,791	$192,366	$141,064	$486,205	$2,023,426

December 31, 2024
Balance, beginning of year	$1,042,867	$198,580	$—	$486,205	$1,727,652
Acquisitions (see Note 3)	82,359	2,528	—	—	84,887
Effect of foreign currency translation	—	(25,367)	—	—	(25,367)
Balance, end of year	$1,125,226	$175,741	$—	$486,205	$1,787,172

The Company performed its annual assessment of goodwill and determined there was no impairment as of December 31, 2025 and 2024.

Definite-Lived Intangible Assets

The following table summarizes the components of gross and net definite-lived intangible assets subject to amortization (in thousands):

	As of December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Merchant relationships	$194,000	$(121,129)	$72,871	$194,000	$(92,916)	$101,084
Developed technology	117,290	(83,698)	33,592	99,400	(60,468)	38,932
Customer relationships	44,104	(29,164)	14,940	27,656	(26,417)	1,239
	$355,394	$(233,991)	$121,403	$321,056	$(179,801)	$141,255

Merchant relationships and customer relationships are generally amortized using an accelerated amortization method that reflects the future cash flows expected from the existing AFF merchants and returning pawn customers.

The following table details the remaining weighted-average amortization periods for the definite-lived intangible assets included in the table above:

Weighted-Average Remaining Amortization Period (Years)
As of December 31, 2025
Merchant relationships	1.5
Developed technology	0.7
Customer relationships	1.8
Total definite-lived intangible assets	1.3

Amortization expense for definite-lived intangible assets was $53.9 million, $50.1 million and $57.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Estimated future amortization expense is as follows (in thousands):

2026	$59,399
2027	33,750
2028	25,332
2029	1,926
2030	996
$121,403

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets as of December 31, 2025 and 2024 consist of the following (in thousands):

	As of December 31,
	2025	2024
Trade names	$68,224	$46,300
Pawn licenses (1)	41,513	41,303
	$109,737	$87,603

(1)Costs to renew licenses with indefinite lives are expensed as incurred and recorded in operating expenses in the consolidated statements of income.

The Company performed its annual assessment of indefinite-lived intangible assets and determined there was no impairment as of December 31, 2025 and 2024.

NOTE 15 - EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

The Company has previously adopted equity and share-based compensation plans to attract and retain executive officers, directors and key employees. Under these plans, the Company may grant qualified and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock unit awards to executive officers, directors and other key employees. At December 31, 2025, 2,449,000 shares were reserved for future grants to all employees and directors under the plans.

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

The Company granted performance-based awards in 2025, 2024 and 2023 to certain senior executive officers. The performance period for these awards is the three-year cumulative period beginning on January 1 of the respective grant year. The performance goals for these grants include net income, adjusted for certain non-core and/or non-recurring items, AFF adjusted EBITDA and the Company’s total shareholder return relative to a peer group over the respective three-year cumulative period. The Company’s level of achievement of the performance goals at the end of each respective performance period will result in awards being earned between 0% and 150% of the target share award.

The Company granted time-based awards in 2025, 2024 and 2023 to certain executive officers, directors and key employees of the Company which generally vest, subject to continued employment with the Company, over one, three or five-year periods from the grant date depending upon role and title.

The following table summarizes the restricted stock unit award activity for the years ended December 31, 2025, 2024 and 2023 (shares in thousands):

	2025		2024		2023
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Underlying	Fair Value	Underlying	Fair Value	Underlying	Fair Value
	Shares	of Grant	Shares	of Grant	Shares	of Grant
Outstanding at beginning of year	376	$101.98	369	$80.68	435	$67.38
Performance-based grants (1)	117	111.94	102	114.77	107	91.76
Time-based grants	94	111.94	87	114.77	93	91.76
Performance-based vested	(100)	91.76	(114)	69.78	(211)	65.54
Time-based vested	(88)	94.86	(58)	78.01	(45)	69.97
Performance-based canceled	(7)	91.76	(6)	69.78	(10)	72.37
Time-based canceled	—	—	(4)	91.47	—	—
Outstanding at end of year	392	$112.24	376	$101.98	369	$80.68

(1)Represents the maximum possible award. The Company’s level of achievement of the respective performance goals will result in actual vesting of between zero shares and the maximum share award.

Restricted stock unit awards vesting in 2025, 2024 and 2023 had an aggregate intrinsic value of $29.7 million, $18.0 million and $20.6 million, respectively, based on the closing price of the Company’s stock on the date of vesting. The outstanding award units had an aggregate intrinsic value of $62.5 million at December 31, 2025.

Share-Based Compensation Expense

The Company’s net income includes the following compensation costs related to restricted stock unit awards (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross compensation expense of restricted stock unit awards	$20,250	$14,786	$13,674
Income tax benefit of restricted stock unit awards	(304)	(292)	(605)
Net compensation expense of restricted stock unit awards	$19,946	$14,494	$13,069

As of December 31, 2025, the total compensation cost related to non-vested restricted stock unit awards not yet recognized was $20.3 million (based on maximum possible award vesting) and is expected to be recognized over the weighted-average period of 1.4 years.

NOTE 16 - BENEFIT PLANS

The Company’s 401(k) savings plan (the “Plan”) is available to all full-time, U.S.-based employees who have been employed with the Company for six months or longer. Under the Plan, a participant may contribute up to 100% of earnings, with the Company matching the first 5% of contributions at a rate of 50%. The participant and Company contributions are paid to a corporate trustee and invested in various funds based on participant direction. Company contributions made to participants’ accounts become fully vested upon completion of five years of service. The total Company matching contributions were $5.4 million, $5.1 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 17 - SEGMENT AND GEOGRAPHIC INFORMATION

Segment Information

The Company considers its chief operating decision maker (“CODM”) to be a function shared by the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s CODM reviews key financial information, such as revenue growth, pawn loan metrics, lease and finance receivable metrics and operating margins, to budget, allocate resources, and assess performance of each segment. Based on an analysis of the reports the CODM regularly reviews, the Company has determined there are four reportable segments as follows:

•U.S. pawn
•Latin America pawn
•U.K. pawn
•Retail POS payment solutions (American First Finance or “AFF”)

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, (gain) loss on foreign exchange, merger and acquisition expenses and other income, net, are presented on a consolidated basis and are not allocated between the segments. Intersegment transactions related to AFF’s LTO payment solution product offered in U.S. pawn stores are eliminated from consolidated totals.

The following tables present reportable segment information for the years ended December 31, 2025, 2024 and 2023 as well as certain segment assets (in thousands):

	Year Ended December 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn (1)	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$1,046,258	$584,129	$40,767	$—	$(2,744)	(2)	$1,668,410
Pawn loan fees	555,035	254,061	44,640	—	—		853,736
Leased merchandise income	—	—	—	559,028	—		559,028
Interest and fees on finance receivables	—	—	—	311,189	—		311,189
Wholesale scrap jewelry sales	152,089	51,334	59,167	—	—		262,590
Other revenue	—	—	6,090	—	—		6,090
Total revenue	1,753,382	889,524	150,664	870,217	(2,744)		3,661,043

Cost of revenue:
Cost of retail merchandise sold	601,943	378,538	29,125	—	(1,458)	(2)	1,008,148
Depreciation of leased merchandise	—	—	—	320,106	(985)	(2)	319,121
Provision for lease losses	—	—	—	120,701	(339)	(2)	120,362
Provision for loan losses	—	—	—	162,706	—		162,706
Cost of wholesale scrap jewelry sold	129,926	43,725	35,034	—	—		208,685
Other cost of revenue	—	—	1,414	—	—		1,414
Total cost of revenue	731,869	422,263	65,573	603,513	(2,782)		1,820,436

Net revenue	1,021,513	467,261	85,091	266,704	38		1,840,607

Expenses and other income:
Operating expenses	536,552	272,060	30,329	94,788	—		933,729
Administrative expenses	—	—	—	—	232,844		232,844
Depreciation and amortization	32,393	17,755	2,276	2,790	56,592		111,806
Interest expense	—	—	—	—	121,293		121,293
Interest income	—	—	—	—	(2,935)		(2,935)
Gain on foreign exchange	—	—	—	—	(2,178)		(2,178)
Merger and acquisition expenses	—	—	—	—	14,369		14,369
Other income, net	—	—	—	—	(15,884)		(15,884)
Total expenses and other income	568,945	289,815	32,605	97,578	404,101		1,393,044

Income (loss) before income taxes	$452,568	$177,446	$52,486	$169,126	$(404,063)		$447,563

(1)Reflects the operations of H&T for the period August 14, 2025 to December 31, 2025 as a result of the completion of the H&T Acquisition on August 14, 2025.

(2)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Pawn loans	$450,516	$167,438	$213,543	$—	$—		$831,497
Finance receivables, net	—	—	—	150,274	—		150,274
Inventories	286,102	129,269	71,861	—	—		487,232
Leased merchandise, net	—	—	—	114,480	(197)	(1)	114,283
Goodwill	1,203,791	192,366	141,064	486,205	—		2,023,426
Total assets	2,906,162	785,030	576,199	880,906	152,466		5,300,763

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$969,371	$541,787	$—	$—	$(4,062)	(1)	$1,507,096
Pawn loan fees	505,262	231,864	—	—	—		737,126
Leased merchandise income	—	—	—	766,241	—		766,241
Interest and fees on finance receivables	—	—	—	245,891	—		245,891
Wholesale scrap jewelry sales	93,923	38,237	—	—	—		132,160
Total revenue	1,568,556	811,888	—	1,012,132	(4,062)		3,388,514

Cost of revenue:
Cost of retail merchandise sold	560,970	350,906	—	—	(2,191)	(1)	909,685
Depreciation of leased merchandise	—	—	—	434,915	(1,609)	(1)	433,306
Provision for lease losses	—	—	—	163,937	(542)	(1)	163,395
Provision for loan losses	—	—	—	143,827	—		143,827
Cost of wholesale scrap jewelry sold	77,683	31,086	—	—	—		108,769
Total cost of revenue	638,653	381,992	—	742,679	(4,342)		1,758,982

Net revenue	929,903	429,896	—	269,453	280		1,629,532

Expenses and other income:
Operating expenses	503,630	259,307	—	138,041	—		900,978
Administrative expenses	—	—	—	—	177,978		177,978
Depreciation and amortization	28,980	20,369	—	2,783	52,809		104,941
Interest expense	—	—	—	—	105,226		105,226
Interest income	—	—	—	—	(1,935)		(1,935)
Loss on foreign exchange	—	—	—	—	2,641		2,641
Merger and acquisition expenses	—	—	—	—	2,228		2,228
Other income, net	—	—	—	—	(5,301)		(5,301)
Total expenses and other income	532,610	279,676	—	140,824	333,646		1,286,756

Income (loss) before income taxes	$397,293	$150,220	$—	$128,629	$(333,366)		$342,776

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2024
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Pawn loans	$396,667	$121,200	$—	$—	$—		$517,867
Finance receivables, net	—	—	—	147,501	—		147,501
Inventories	245,492	89,088	—	—	—		334,580
Leased merchandise, net	—	—	—	128,672	(235)	(1)	128,437
Goodwill	1,125,226	175,741	—	486,205	—		1,787,172
Total assets	2,683,078	637,721	—	959,476	196,711		4,476,986

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	Year Ended December 31, 2023
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Revenue:
Retail merchandise sales	$854,190	$533,612	$—	$—	$(6,530)	(1)	$1,381,272
Pawn loan fees	435,762	222,774	—	—	—		658,536
Leased merchandise income	—	—	—	752,682	—		752,682
Interest and fees on finance receivables	—	—	—	233,818	—		233,818
Wholesale scrap jewelry sales	78,571	46,917	—	—	—		125,488
Total revenue	1,368,523	803,303	—	986,500	(6,530)		3,151,796

Cost of revenue:
Cost of retail merchandise sold	490,544	345,309	—	—	(3,460)	(1)	832,393
Depreciation of leased merchandise	—	—	—	413,546	(2,091)	(1)	411,455
Provision for lease losses	—	—	—	177,418	(1,560)	(1)	175,858
Provision for loan losses	—	—	—	123,030	—		123,030
Cost of wholesale scrap jewelry sold	64,545	37,276	—	—	—		101,821
Total cost of revenue	555,089	382,585	—	713,994	(7,111)		1,644,557

Net revenue	813,434	420,718	—	272,506	581		1,507,239

Expenses and other income:
Operating expenses	451,543	243,146	—	137,460	—		832,149
Administrative expenses	—	—	—	—	181,653		181,653
Depreciation and amortization	25,585	21,350	—	3,030	59,196		109,161
Interest expense	—	—	—	—	93,243		93,243
Interest income	—	—	—	—	(1,469)		(1,469)
Gain on foreign exchange	—	—	—	—	(1,529)		(1,529)
Merger and acquisition expenses	—	—	—	—	7,922		7,922
Other income, net	—	—	—	—	(6,740)		(6,740)
Total expenses and other income	477,128	264,496	—	140,490	332,276		1,214,390

Income (loss) before income taxes	$336,306	$156,222	$—	$132,016	$(331,695)		$292,849

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

	As of December 31, 2023
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations		Consolidated
Pawn loans	$344,152	$127,694	$—	$—	$—		$471,846
Finance receivables, net	—	—	—	113,901	—		113,901
Inventories	221,843	90,246	—	—	—		312,089
Leased merchandise, net	—	—	—	171,706	(515)	(1)	171,191
Goodwill	1,042,867	198,580	—	486,205	—		1,727,652
Total assets	2,423,092	693,650	—	1,011,541	161,632		4,289,915

(1)Represents the elimination of intersegment transactions related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores.

Geographic Information

The following table shows revenue and long-lived assets (all non-current assets except operating lease right of use asset, goodwill, intangibles, net and deferred tax assets, net) by geographic area (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
U.S.	$2,620,855	$2,576,626	$2,348,493
Mexico	836,238	764,431	762,563
Other Latin America	53,286	47,457	40,740
U.K.	150,664	—	—
	$3,661,043	$3,388,514	$3,151,796

Long-lived assets:
U.S.	$691,831	$630,457	$529,180
Mexico	90,889	84,719	101,649
Other Latin America	12,537	12,674	12,137
U.K.	22,589	—	—
	$817,846	$727,850	$642,966