Form 10-Q
period 2026-03-31
FirstCash Holdings, Inc.
filed 2026-04-24
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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

As of April 22, 2026, there were 43,836,687 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the present regulatory environment in the jurisdictions in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States, Latin America and the United Kingdom, including as a result of inflation, elevated interest rates, increased energy costs and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso and British pound sterling; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; risks related to the Company’s ability to prevent cyber attacks, other cybersecurity incidents, security breaches or other disruptions to its information technology systems; risks related to the Company’s ability to develop, operate and adapt its information technology infrastructure suitable for the nature of its business and to successfully transition acquired businesses to its information technology platform; contraction in sales activity or store closures at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part I, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,		December 31,
	2026	2025	2025
ASSETS
Cash and cash equivalents	$130,739	$146,034	$125,197
Accounts receivable, net	117,345	71,166	115,854
Pawn loans	851,125	499,710	831,497
Finance receivables, net	139,296	145,079	150,274
Inventories	538,791	334,700	487,232
Leased merchandise, net	97,248	103,612	114,283
Prepaid expenses and other current assets	30,689	26,033	32,131
Total current assets	1,905,233	1,326,334	1,856,468

Property and equipment, net	841,570	724,213	808,050
Operating lease right of use asset	362,128	329,183	365,621
Goodwill	2,020,527	1,815,139	2,023,426
Intangible assets, net	214,987	216,736	231,140
Other assets	9,758	9,952	9,796
Deferred tax assets, net	7,119	4,720	6,262
Total assets	$5,361,322	$4,426,277	$5,300,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$206,834	$129,137	$212,615
Customer deposits and prepayments	88,033	76,211	83,908
Lease liability, current	104,801	96,539	111,291
Total current liabilities	399,668	301,887	407,814

Revolving unsecured credit facility	573,000	175,000	559,000
Other long-term debt	1,681,120	1,532,099	1,649,434
Deferred tax liabilities, net	157,479	129,936	158,819
Lease liability, non-current	251,975	228,995	248,934
Total liabilities	3,063,242	2,367,917	3,024,001

Stockholders’ equity:
Common stock	575	575	575
Additional paid-in capital	1,755,756	1,755,591	1,771,379
Retained earnings	1,759,830	1,477,730	1,670,583
Accumulated other comprehensive loss	(76,399)	(130,540)	(64,835)
Common stock held in treasury, at cost	(1,141,682)	(1,044,996)	(1,100,940)
Total stockholders’ equity	2,298,080	2,058,360	2,276,762
Total liabilities and stockholders’ equity	$5,361,322	$4,426,277	$5,300,763

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Retail merchandise sales	$464,834	$371,056
Pawn loan fees	266,698	191,871
Leased merchandise income	130,187	156,918
Interest and fees on retail finance products	74,335	73,413
Wholesale scrap jewelry sales	112,481	43,165
Other revenue	3,116	—
Total revenue	1,051,651	836,423

Cost of revenue:
Cost of retail merchandise sold	278,049	224,124
Depreciation of leased merchandise	81,059	88,819
Provision for lease losses	29,744	27,562
Provision for loan losses	42,844	36,360
Cost of wholesale scrap jewelry sold	76,727	35,355
Other cost of revenue	846	—
Total cost of revenue	509,269	412,220

Net revenue	542,382	424,203

Expenses and other income:
Operating expenses	269,429	214,586
Administrative expenses	65,778	48,523
Depreciation and amortization	31,516	25,502
Interest expense	34,528	27,471
Interest income	(227)	(1,229)
Gain on foreign exchange	(1,102)	(14)
Merger and acquisition expenses	865	462
Other income, net	(3,533)	(2,315)
Total expenses and other income	397,254	312,986

Income before income taxes	145,128	111,217

Provision for income taxes	37,426	27,626

Net income	$107,702	$83,591

Earnings per share:
Basic	$2.44	$1.87
Diluted	$2.43	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$107,702	$83,591
Other comprehensive loss:
Currency translation adjustment	(11,564)	(944)
Comprehensive income	$96,138	$82,647

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2025	57,547	$575	$1,771,379	$1,670,583	$(64,835)	13,570	$(1,100,940)	$2,276,762
Shares issued under share-based compensation plan, net of 67 shares net-settled	—	—	(20,998)	—	—	(120)	9,758	(11,240)
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	107,702	—	—	—	107,702
Cash dividends ($0.42 per share)	—	—	—	(18,455)	—	—	—	(18,455)
Currency translation adjustment	—	—	—	—	(11,564)	—	—	(11,564)
Purchases of treasury stock, including excise tax	—	—	—	—	—	261	(50,500)	(50,500)
As of 3/31/2026	57,547	$575	$1,755,756	$1,759,830	$(76,399)	13,711	$(1,141,682)	$2,298,080

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2026	2025
Cash flow from operating activities:
Net income	$107,702	$83,591
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	81,059	88,819
Provision for lease losses	29,744	27,562
Provision for loan losses	42,844	36,360
Share-based compensation expense	5,375	4,462
Depreciation and amortization expense	31,516	25,502
Amortization of debt issuance costs	951	980
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(16,940)	(13,372)
Deferred income taxes, net	(2,068)	1,342
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(2,418)	2,134
Inventories purchased directly from customers, wholesalers or manufacturers	(32,478)	812
Leased merchandise	(93,767)	(91,556)
Prepaid expenses and other assets	1,023	(7,575)
Accounts payable, accrued liabilities and other liabilities	(18,418)	(54,518)
Income taxes	19,503	22,097
Net cash flow provided by operating activities	153,628	126,640
Cash flow from investing activities:
Pawn loans made	(661,711)	(422,375)
Pawn loans repaid	403,654	273,880
Recovery of pawn loan principal through sale of forfeited collateral	211,478	167,935
Investments in finance receivables	(102,568)	(114,493)
Proceeds from finance receivables	87,642	93,927
Purchases of furniture, fixtures, equipment and improvements	(20,116)	(12,914)
Purchases of store real property	(30,547)	(6,879)
Acquisitions of pawn stores, net of cash acquired	(3,705)	(29,228)
Net cash flow used in investing activities	(115,873)	(50,147)
Cash flow from financing activities:
Borrowings from credit facilities	189,303	106,000
Repayments of credit facilities	(141,207)	(129,000)
Purchases of treasury stock	(50,000)	(59,609)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(11,240)	(5,764)
Dividends paid	(18,455)	(16,944)
Net cash flow used in financing activities	(31,599)	(105,317)
Effect of exchange rates on cash	(614)	(237)
Change in cash and cash equivalents	5,542	(29,061)
Cash and cash equivalents at beginning of the period	125,197	175,095
Cash and cash equivalents at end of the period	$130,739	$146,034

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1 - General

Basis of Presentation

The accompanying consolidated balance sheet as of December 31, 2025, which is derived from audited consolidated financial statements, and the unaudited consolidated financial statements, including the notes thereto, includes the accounts of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”). The Company regularly makes acquisitions, and the results of operations for the acquisitions have been consolidated since the acquisition dates. All significant intercompany accounts and transactions have been eliminated.

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 9, 2026. The consolidated financial statements as of March 31, 2026 and 2025, and for the three month periods ended March 31, 2026 and 2025, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year.

The Company completed the acquisition of H&T Group plc (“H&T”), the leading pawn operator in the United Kingdom, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results (the “H&T Acquisition”). The purchase price allocation for the H&T Acquisition remains preliminary as of March 31, 2026 and is expected to be finalized by August 14, 2026. No material measurement period adjustments were recognized during the three months ended March 31, 2026.

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

The net presentation of pawn loans within cash flows from investing activities in the consolidated statements of cash flows for the three months ended March 31, 2025 has been revised to reflect a gross presentation of pawn loans made, pawn loans repaid and recovery of pawn loan principal through sale of forfeited collateral. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

The net presentation of finance receivables within cash flows from investing activities in the consolidated statements of cash flows for the three months ended March 31, 2025 has been revised to reflect a gross presentation of investments in finance receivables and proceeds from finance receivables. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations and financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations and financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations and financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income	$107,702	$83,591

Denominator:
Weighted-average common shares for calculating basic earnings per share	44,063	44,649
Effect of dilutive securities:
Restricted stock unit awards	185	140
Weighted-average common shares for calculating diluted earnings per share	44,248	44,789

Earnings per share:
Basic	$2.44	$1.87
Diluted	$2.43	$1.87

Note 3 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2 to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases approximately 63% of its U.S. pawnshop locations, almost all of its Latin America and U.K. pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years as of March 31, 2026 and 4.2 years as of March 31, 2025.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of March 31, 2026 and 2025 was 8.3% and 8.6%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.8 million and $0.1 million during the three months ended March 31, 2026 and 2025, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in gain on foreign exchange in the accompanying consolidated statements of income.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Operating lease expense	$40,859	$34,629
Variable lease expense (1)	5,589	4,804
Total operating lease expense	$46,448	$39,433

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of March 31, 2026 (in thousands):

Nine months ending December 31, 2026	$125,983
2027	126,209
2028	96,728
2029	64,748
2030	31,731
Thereafter	27,669
Total	$473,068
Less amount of lease payments representing interest	(116,292)
Total present value of lease payments	$356,776

The following table details supplemental cash flow information related to operating leases for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$37,779	$32,165
Leased assets obtained in exchange for new operating lease liabilities	$27,615	$30,641

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026, March 31, 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the three months ended March 31, 2026.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of March 31, 2026, March 31, 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2026	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$130,739	$130,739	$130,739	$—	$—
Accounts receivable, net	117,345	117,345	—	—	117,345
Pawn loans	851,125	851,125	—	—	851,125
Finance receivables, net (1)	139,296	276,249	—	—	276,249
	$1,238,505	$1,375,458	$130,739	$—	$1,244,719

Financial liabilities:
Liability for off-balance sheet credit exposure	$16,822	$16,822	$—	$—	$16,822
Revolving unsecured credit facility	573,000	573,000	—	573,000	—
Other long-term debt (outstanding principal)	1,695,968	1,679,968	—	1,679,968	—
	$2,285,790	$2,269,790	$—	$2,252,968	$16,822

(1)Finance receivables, gross as of March 31, 2026 was $272.4 million. See Note 5.

	Carrying Value	Estimated Fair Value
	March 31,	March 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$146,034	$146,034	$146,034	$—	$—
Accounts receivable, net	71,166	71,166	—	—	71,166
Pawn loans	499,710	499,710	—	—	499,710
Finance receivables, net (1)	145,079	303,286	—	—	303,286
	$861,989	$1,020,196	$146,034	$—	$874,162

Financial liabilities:
Revolving unsecured credit facility	175,000	175,000	—	175,000	—
Other long-term debt (outstanding principal)	1,550,000	1,512,000	—	1,512,000	—
	$1,725,000	$1,687,000	$—	$1,687,000	$—

(1)Finance receivables, gross as of March 31, 2025 was $297.0 million. See Note 5.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,197	$125,197	$125,197	$—	$—
Accounts receivable, net	115,854	115,854	—	—	115,854
Pawn loans	831,497	831,497	—	—	831,497
Finance receivables, net (1)	150,274	281,504	—	—	281,504
	$1,222,822	$1,354,052	$125,197	$—	$1,228,855

Financial liabilities:
Liability for off-balance sheet credit exposure	$13,782	$13,782	$—	$—	$13,782
Revolving unsecured credit facility	559,000	559,000	—	559,000	—
Other long-term debt (outstanding principal)	1,665,006	1,679,006	—	1,679,006	—
	$2,237,788	$2,251,788	$—	$2,238,006	$13,782

(1)Finance receivables, gross as of December 31, 2025 were $283.5 million. See Note 5.

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

The carrying value of the liability for off-balance sheet credit exposure approximates fair value as of March 31, 2026 and December 31, 2025 due to the short-term nature and estimation based on current expected lifetime losses.

The carrying value of the revolving unsecured credit facility approximates fair value as of March 31, 2026, March 31, 2025 and December 31, 2025. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) and reprices with any changes in SOFR.

The other long-term debt consists primarily of fixed rate secured term loans and senior unsecured notes. The fair value of the secured term loans is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active. The remainder of the other long-term debt consists of two variable interest rate credit facilities, the carrying value of which approximates fair value as of March 31, 2026, March 31, 2025 and December 31, 2025.

Note 5 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of March 31,		As of December 31,
	2026	2025	2025
Finance receivables, gross	$272,411	$296,999	$283,514
Merchant partner discounts and premiums, net	(25,040)	(27,355)	(22,728)
Unearned origination fees	(3,504)	(6,223)	(4,186)
Finance receivables, amortized cost	243,867	263,421	256,600
Less allowance for loan losses	(104,571)	(118,342)	(106,326)
Finance receivables, net	$139,296	$145,079	$150,274

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$106,326	$117,005
Provision for loan losses (1)	35,240	36,360
Charge-offs	(40,806)	(38,419)
Recoveries	3,811	3,396
Balance at end of period	$104,571	$118,342

(1)During the third quarter of 2025, the Company’s retail POS payment solutions business (American First Finance or “AFF”) began assisting certain customers in applying for a direct-to-consumer unsecured installment loan that is underwritten and fully retained by AFF’s bank partner (“OBS Loan”). OBS Loans are not reflected on the Company’s balance sheet as a finance receivable. The provision for loan losses presented on the consolidated statement of income for the three months ended March 31, 2026 includes an additional $7.6 million of provision expense related to OBS Loans in which AFF is responsible for reimbursing the bank partner for certain charge-offs, which the Company is required to recognize a liability for at inception. See the “OBS Loans” section in Note 8.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of March 31, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	Total
As of March 31, 2026
Delinquency:
1 to 30 days past due	$8,328	$13,759	$1,636	$23,723
31 to 60 days past due	3,745	9,700	1,109	14,554
61 to 89 days past due (1)	817	10,018	1,013	11,848
Total past due finance receivables	12,890	33,477	3,758	50,125
Current finance receivables	80,020	102,048	11,674	193,742
Finance receivables, amortized cost	$92,910	$135,525	$15,432	$243,867

	Origination Year
	2025	2024	2023	Total
As of March 31, 2025
Delinquency:
1 to 30 days past due	$8,682	$14,504	$1,271	$24,457
31 to 60 days past due	3,350	11,189	845	15,384
61 to 89 days past due (1)	735	10,288	742	11,765
Total past due finance receivables	12,767	35,981	2,858	51,606
Current finance receivables	88,669	114,138	9,008	211,815
Finance receivables, amortized cost	$101,436	$150,119	$11,866	$263,421

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the three months ended March 31, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	2023	Total
Finance receivables gross charge-offs:
Gross charge-offs during the three months ended March 31, 2026	$99	$35,798	$4,909	$—	$40,806

Gross charge-offs during the three months ended March 31, 2025	—	123	34,410	3,886	38,419

Note 6 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of March 31,		As of December 31,
	2026	2025	2025
Leased merchandise	$224,797	$271,535	$252,064
Processing fees	(1,966)	(2,276)	(2,240)
Merchant partner (discounts) and premiums, net	(297)	6	(175)
Accumulated depreciation	(64,217)	(96,868)	(70,650)
Leased merchandise, before allowance for lease losses	158,317	172,397	178,999
Less allowance for lease losses	(61,069)	(68,785)	(64,716)
Leased merchandise, net	$97,248	$103,612	$114,283

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$64,716	$80,257
Provision for lease losses	29,744	27,562
Charge-offs	(35,731)	(41,374)
Recoveries	2,340	2,340
Balance at end of period	$61,069	$68,785

Note 7 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of March 31,		As of December 31,
	2026	2025	2025
Revolving credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$573,000	$175,000	$559,000
Revolving secured credit facility, maturing 2027 (2)	53,412	—	54,476
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	33,210	—	—
Total revolving credit facilities	659,622	175,000	613,476

Secured term loans:
Secured term loan, maturing 2027 (2)	26,376	—	26,902
Secured term loan, maturing 2029 (2)	13,188	—	13,451
Secured term loan, maturing 2031 (2)	19,782	—	20,177
Total secured term loans	59,346	—	60,530

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (3)	496,922	495,854	496,706
5.625% senior unsecured notes due 2030 (4)	545,440	544,384	545,171
6.875% senior unsecured notes due 2032 (5)	492,790	491,861	492,551
Total senior unsecured notes	1,535,152	1,532,099	1,534,428

Total long-term debt	$2,254,120	$1,707,099	$2,208,434

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)Assumed on August 14, 2025 in connection with the H&T Acquisition.

(3)As of March 31, 2026, March 31, 2025 and December 31, 2025, deferred debt issuance costs of $3.1 million, $4.1 million and $3.3 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(4)As of March 31, 2026, March 31, 2025 and December 31, 2025, deferred debt issuance costs of $4.6 million, $5.6 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(5)As of March 31, 2026, March 31, 2025 and December 31, 2025, deferred debt issuance costs of $7.2 million, $8.1 million and $7.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of March 31, 2026, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029. As of March 31, 2026, the Company had $573.0 million in outstanding borrowings and $2.5 million in outstanding letters of credit under the Credit Facility, leaving $124.5 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of one, three or six months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at March 31, 2026 was 6.17% based on one-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of March 31, 2026. During the three months ended March 31, 2026, the Company received net proceeds of $14.0 million from borrowings pursuant to the Credit Facility.

Revolving Secured Credit Facility

In connection with the H&T Acquisition, the Company assumed a secured line of credit with a bank in the U.K. in an amount of £45.0 million maturing on December 22, 2027 (the “U.K. Credit Facility”). The U.K. Credit Facility bears interest at the prevailing Sterling Overnight Index Average (“SONIA”) (with interest periods of one, three or six months at H&T’s option) plus a spread of between 2.4% and 3.3% depending on certain ratios. The U.K. Credit Facility is secured by all of the assets of H&T. The weighted-average interest rate on amounts outstanding under the U.K. Credit Facility at March 31, 2026 was 6.43% based on one-month SONIA. Under the terms of the U.K. Credit Facility, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Credit Facility as of March 31, 2026. As of March 31, 2026, H&T had $53.4 million (£40.5 million) outstanding under the U.K. Credit Facility and $5.9 million (£4.5 million) available for future borrowings, subject to certain financial covenants.

Revolving Unsecured Uncommitted Credit Facility

As of March 31, 2026, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.25% and matures on August 24, 2027. The interest rate on the amount outstanding under the Mexico Credit Facility at March 31, 2026 was 9.53%. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of March 31, 2026. As of March 31, 2026, the Company had $33.2 million ($600.0 million pesos) in outstanding borrowings, leaving no availability for future borrowings. During the three months ended March 31, 2026, the Company received net proceeds of $34.1 million ($600.0 million pesos) from borrowings pursuant to the Mexico Credit Facility.

Secured Term Loans

In connection with the H&T Acquisition, the Company assumed three secured term loans with multiple lending institutions in the U.K. in an aggregate amount of $59.3 million (£45.0 million) maturing between December 22, 2027 and February 21, 2031 (the “U.K. Term Loans”). The U.K. Term Loans bear interest at the Bank of England base rate plus a fixed spread of 4.00%, a fixed rate of 8.37% or a fixed rate of 8.43%. The U.K. Term Loans are secured by all of the assets of H&T. Under the terms of the U.K. Term Loans, H&T is required to maintain certain financial ratios and comply with certain financial covenants. H&T was in compliance with the covenants of the U.K. Term Loans as of March 31, 2026.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of March 31, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provides the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

OBS Loans

The Company is obligated to reimburse the Company’s bank partner for the outstanding principal amount plus accrued interest for all OBS Loans that are 90 days contractually past due. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets. As of March 31, 2026, the outstanding amount of OBS Loans originated and held by the Company’s bank partner, which would represent the maximum exposure to the Company, was $32.9 million.

The following table details the changes in the liability for off-balance sheet credit exposure (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Balance at beginning of period	$13,782	$—
Provision for loan losses	7,604	—
Charge-offs	(4,596)	—
Recoveries	32	—
Balance at end of period	$16,822	$—

Gold Forward Sales Contracts

As of March 31, 2026, the Company had contractual commitments to deliver a total of 51,750 gold ounces between April 2026 and September 2027 at a weighted-average price of $3,614 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

Note 9 - Segment Information

The Company organizes its operations into four reportable segments as follows:

•U.S. pawn
•Latin America pawn
•U.K. pawn
•Retail POS payment solutions (American First Finance or “AFF”)

Operating expenses of the three pawn segments include salary and benefit expenses of store-level employees, occupancy costs, bank and other treasury fees, security, insurance, utilities, supplies and other costs incurred by the pawn stores. Operating expenses of the AFF segment include salary and benefit expenses of operations-focused departments, payment processing charges, data analytics and decisioning costs, information technology costs, advertising costs and other operational costs incurred by AFF.

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

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results.

The following tables present reportable segment information for the three month period ended March 31, 2026 and 2025, as well as certain segment assets (in thousands):

	Three Months Ended March 31, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$283,829	$159,841	$21,845	$—	$(681)	$464,834
Pawn loan fees	157,808	76,646	32,244	—	—	266,698
Leased merchandise income	—	—	—	130,187	—	130,187
Interest and fees on retail finance products	—	—	—	74,335	—	74,335
Wholesale scrap jewelry sales	47,369	20,632	44,480	—	—	112,481
Other revenue	—	—	3,116	—	—	3,116
Total revenue	489,006	257,119	101,685	204,522	(681)	1,051,651

Cost of revenue:
Cost of retail merchandise sold	158,956	104,066	15,379	—	(352)	278,049
Depreciation of leased merchandise	—	—	—	81,352	(293)	81,059
Provision for lease losses	—	—	—	29,931	(187)	29,744
Provision for loan losses	—	—	—	42,844	—	42,844
Cost of wholesale scrap jewelry sold	36,097	16,860	23,770	—	—	76,727
Other cost of revenue	—	—	846	—	—	846
Total cost of revenue	195,053	120,926	39,995	154,127	(832)	509,269

Net revenue	293,953	136,193	61,690	50,395	151	542,382

Expenses and other income:
Operating expenses	143,857	80,727	21,089	23,756	—	269,429
Administrative expenses	—	—	—	—	65,778	65,778
Depreciation and amortization	8,696	4,585	1,447	720	16,068	31,516
Interest expense	—	—	—	—	34,528	34,528
Interest income	—	—	—	—	(227)	(227)
Gain on foreign exchange	—	—	—	—	(1,102)	(1,102)
Merger and acquisition expenses	—	—	—	—	865	865
Other income, net	—	—	—	—	(3,533)	(3,533)
Total expenses and other income	152,553	85,312	22,536	24,476	112,377	397,254

Income (loss) before income taxes	$141,400	$50,881	$39,154	$25,919	$(112,226)	$145,128

	As of March 31, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$441,628	$194,116	$215,381	$—	$—	$851,125
Finance receivables, net	—	—	—	139,296	—	139,296
Inventories	311,579	144,013	83,199	—	—	538,791
Leased merchandise, net	—	—	—	97,294	(46)	97,248
Goodwill	1,247,518	148,577	138,227	486,205	—	2,020,527
Total assets	2,997,017	781,498	584,706	834,604	163,497	5,361,322

	Three Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$251,225	$120,532	$—	$—	$(701)	$371,056
Pawn loan fees	137,948	53,923	—	—	—	191,871
Leased merchandise income	—	—	—	156,918	—	156,918
Interest and fees on retail finance products	—	—	—	73,413	—	73,413
Wholesale scrap jewelry sales	33,492	9,673	—	—	—	43,165
Total revenue	422,665	184,128	—	230,331	(701)	836,423

Cost of revenue:
Cost of retail merchandise sold	145,758	78,739	—	—	(373)	224,124
Depreciation of leased merchandise	—	—	—	89,143	(324)	88,819
Provision for lease losses	—	—	—	27,604	(42)	27,562
Provision for loan losses	—	—	—	36,360	—	36,360
Cost of wholesale scrap jewelry sold	27,224	8,131	—	—	—	35,355
Total cost of revenue	172,982	86,870	—	153,107	(739)	412,220

Net revenue	249,683	97,258	—	77,224	38	424,203

Expenses and other income:
Operating expenses	128,951	61,417	—	24,218	—	214,586
Administrative expenses	—	—	—	—	48,523	48,523
Depreciation and amortization	7,600	4,436	—	705	12,761	25,502
Interest expense	—	—	—	—	27,471	27,471
Interest income	—	—	—	—	(1,229)	(1,229)
Gain on foreign exchange	—	—	—	—	(14)	(14)
Merger and acquisition expenses	—	—	—	—	462	462
Other income, net	—	—	—	—	(2,315)	(2,315)
Total expenses and other income	136,551	65,853	—	24,923	85,659	312,986

Income (loss) before income taxes	$113,132	$31,405	$—	$52,301	$(85,621)	$111,217

	As of March 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$365,972	$133,738	$—	$—	$—	$499,710
Finance receivables, net	—	—	—	145,079	—	145,079
Inventories	246,237	88,463	—	—	—	334,700
Leased merchandise, net	—	—	—	103,809	(197)	103,612
Goodwill	1,153,513	175,421	—	486,205	—	1,815,139
Total assets	2,681,376	659,716	—	911,261	173,924	4,426,277

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition, results of operations, liquidity and capital resources of FirstCash Holdings, Inc. and its wholly-owned subsidiaries (together, the “Company”) should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included under Part I, Item 1 of this quarterly report on Form 10-Q, as well as with the audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

GENERAL

The Company’s primary line of business is the operation of retail pawn stores, also known as “pawnshops,” which focus on serving cash- and credit-constrained consumers. The Company is the leading international operator of pawn stores with locations in the U.S., Latin America and the U.K. Pawn stores help customers meet small short-term cash needs by providing non-recourse pawn loans and buying merchandise directly from customers. Personal property, such as jewelry, electronics, tools, appliances, sporting goods and musical instruments, is pledged and held as collateral for the pawn loans over the term of the loan. Pawn stores also generate retail sales primarily from the merchandise acquired through collateral forfeitures and over-the-counter purchases from customers.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom, on August 14, 2025, the date which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results.

The Company is also a leading provider of customer payment solutions at the POS for retailers of consumer goods and services, which it conducts solely through its subsidiary, AFF. The Company’s customer payment solutions business line focuses on LTO products and facilitating other retail financing payment options across a large network of traditional and e-commerce merchant partners in the U.S. AFF’s retail partners provide consumer goods and services to their customers and use AFF’s LTO and retail finance solutions to facilitate payments on such transactions.

The Company’s two business lines are organized into four reportable segments. The U.S. pawn segment consists of pawn operations in the U.S.; the Latin America pawn segment consists of pawn operations in Mexico, Guatemala, El Salvador and Colombia; and the U.K. pawn segment consists of pawn operations in England, Scotland and Wales. The retail POS payment solutions segment consists of the operations of AFF in the U.S.

OPERATIONS AND LOCATIONS

Pawn Operations

As of March 31, 2026, the Company operated 3,334 pawn store locations composed of 1,207 stores in 29 U.S. states and the District of Columbia, 1,733 stores in 32 states in Mexico, 75 stores in Guatemala, 18 stores in El Salvador, 12 stores in Colombia and 289 stores in the U.K.

The following table details pawn store count activity for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,207	1,837	286	3,330
New locations opened	—	4	3	7
Locations acquired	1	—	—	1
Consolidation of existing pawn locations (1)	(1)	(3)	—	(4)
Total locations, end of period	1,207	1,838	289	3,334

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

POS Payment Solutions

As of March 31, 2026, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 16,600 active retail merchant partner locations located in all 50 U.S. states and the District of Columbia, up from approximately 14,500 locations at March 31, 2025.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2025 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the three months ended March 31, 2026.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (in thousands).

Operating expenses of the three pawn segments include salary and benefit expenses of store-level employees, occupancy costs, bank and other treasury fees, security, insurance, utilities, supplies and other costs incurred by the pawn stores. Operating expenses of the AFF segment include salary and benefit expenses of operations-focused departments, payment processing charges, data analytics and decisioning costs, information technology costs, advertising costs and other operational costs incurred by AFF.

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

	Three Months Ended March 31, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$283,829	$159,841	$21,845	$—	$(681)	$464,834
Pawn loan fees	157,808	76,646	32,244	—	—	266,698
Leased merchandise income	—	—	—	130,187	—	130,187
Interest and fees on retail finance products	—	—	—	74,335	—	74,335
Wholesale scrap jewelry sales	47,369	20,632	44,480	—	—	112,481
Other revenue	—	—	3,116	—	—	3,116
Total revenue	489,006	257,119	101,685	204,522	(681)	1,051,651

Cost of revenue:
Cost of retail merchandise sold	158,956	104,066	15,379	—	(352)	278,049
Depreciation of leased merchandise	—	—	—	81,352	(293)	81,059
Provision for lease losses	—	—	—	29,931	(187)	29,744
Provision for loan losses	—	—	—	42,844	—	42,844
Cost of wholesale scrap jewelry sold	36,097	16,860	23,770	—	—	76,727
Other cost of revenue	—	—	846	—	—	846
Total cost of revenue	195,053	120,926	39,995	154,127	(832)	509,269

Net revenue	293,953	136,193	61,690	50,395	151	542,382

Expenses and other income:
Operating expenses	143,857	80,727	21,089	23,756	—	269,429
Administrative expenses	—	—	—	—	65,778	65,778
Depreciation and amortization	8,696	4,585	1,447	720	16,068	31,516
Interest expense	—	—	—	—	34,528	34,528
Interest income	—	—	—	—	(227)	(227)
Gain on foreign exchange	—	—	—	—	(1,102)	(1,102)
Merger and acquisition expenses	—	—	—	—	865	865
Other income, net	—	—	—	—	(3,533)	(3,533)
Total expenses and other income	152,553	85,312	22,536	24,476	112,377	397,254

Income (loss) before income taxes	$141,400	$50,881	$39,154	$25,919	$(112,226)	$145,128

	Three Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$251,225	$120,532	$—	$—	$(701)	$371,056
Pawn loan fees	137,948	53,923	—	—	—	191,871
Leased merchandise income	—	—	—	156,918	—	156,918
Interest and fees on retail finance products	—	—	—	73,413	—	73,413
Wholesale scrap jewelry sales	33,492	9,673	—	—	—	43,165
Total revenue	422,665	184,128	—	230,331	(701)	836,423

Cost of revenue:
Cost of retail merchandise sold	145,758	78,739	—	—	(373)	224,124
Depreciation of leased merchandise	—	—	—	89,143	(324)	88,819
Provision for lease losses	—	—	—	27,604	(42)	27,562
Provision for loan losses	—	—	—	36,360	—	36,360
Cost of wholesale scrap jewelry sold	27,224	8,131	—	—	—	35,355
Total cost of revenue	172,982	86,870	—	153,107	(739)	412,220

Net revenue	249,683	97,258	—	77,224	38	424,203

Expenses and other income:
Operating expenses	128,951	61,417	—	24,218	—	214,586
Administrative expenses	—	—	—	—	48,523	48,523
Depreciation and amortization	7,600	4,436	—	705	12,761	25,502
Interest expense	—	—	—	—	27,471	27,471
Interest income	—	—	—	—	(1,229)	(1,229)
Gain on foreign exchange	—	—	—	—	(14)	(14)
Merger and acquisition expenses	—	—	—	—	462	462
Other income, net	—	—	—	—	(2,315)	(2,315)
Total expenses and other income	136,551	65,853	—	24,923	85,659	312,986

Income (loss) before income taxes	$113,132	$31,405	$—	$52,301	$(85,621)	$111,217

The following tables detail earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Company’s pawn segments, as of March 31, 2026 compared to March 31, 2025 (dollars in thousands, except as otherwise noted):

	As of March 31, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$441,628	$194,116	$215,381	$851,125
Inventories	311,579	144,013	83,199	538,791
	$753,207	$338,129	$298,580	$1,389,916

Average outstanding pawn loan amount (in ones)	$328	$115	$854	$260

Composition of pawn collateral:
Jewelry	75%	51%	99%	76%
General merchandise	25%	49%	1%	24%
	100%	100%	100%	100%

Composition of inventories:
Jewelry	66%	50%	99%	67%
General merchandise	34%	50%	1%	33%
	100%	100%	100%	100%

Percentage of inventory aged greater than one year	1.7%	1.3%	10.2%	2.9%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	3.9 times	2.4 times	3.0 times

Store count	1,207	1,838	289	3,334
Weighted-average store count for the three months ended March 31	1,207	1,838	289	3,334

	As of March 31, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$365,972	$133,738	$—	$499,710
Inventories	246,237	88,463	—	334,700
	$612,209	$222,201	$—	$834,410

Average outstanding pawn loan amount (in ones)	$289	$86	$—	$177

Composition of pawn collateral:
Jewelry	73%	42%	—%	64%
General merchandise	27%	58%	—%	36%
	100%	100%	—%	100%

Composition of inventories:
Jewelry	61%	38%	—%	55%
General merchandise	39%	62%	—%	45%
	100%	100%	—%	100%

Percentage of inventory aged greater than one year	1.7%	1.5%	—%	1.7%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	4.2 times	—	3.2 times

Store count	1,197	1,826	—	3,023
Weighted-average store count for the three months ended March 31	1,199	1,826	—	3,025

U.S. Pawn Segment

Merchandise Sales Operations

U.S. retail merchandise sales increased 13% to $283.8 million during the first quarter of 2026 compared to $251.2 million for the first quarter of 2025. Same-store retail sales increased 9% in the first quarter of 2026 compared to the first quarter of 2025. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the first quarter of 2026 compared to the first quarter of 2025. The gross profit margin on retail merchandise sales in the U.S. increased to 44% during the first quarter of 2026 compared to 42% during the first quarter of 2025.

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 41% to $47.4 million during the first quarter of 2026 compared to $33.5 million during the first quarter of 2025. The scrap gross profit margin in the U.S. was 24% compared to the prior-year margin of 19%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

U.S. inventories increased 27% to $311.6 million at March 31, 2026 compared to $246.2 million at March 31, 2025. The increase was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited inventory available for sale. Inventories aged greater than one year in the U.S. were 1.7% at both March 31, 2026 and 2025.

Pawn Lending Operations

U.S. pawn loan receivables as of March 31, 2026 increased 21% in total and 19% on a same-store basis compared to March 31, 2025. The Company believes the increase in same-store pawn receivables was primarily due to continued strong customer demand from a combination of more customer transactions and an increase in the average loan amount requested by customers.

U.S. pawn loan fees increased 14% to $157.8 million during the first quarter of 2026 compared to $137.9 million for the first quarter of 2025. Same-store pawn loan fees increased 13% in the first quarter of 2026 compared to the first quarter of 2025. The increase in total and same-store pawn loan fees was due to the higher pawn receivable balances.

Segment Expenses

U.S. operating expenses increased 12% to $143.9 million during the first quarter of 2026 compared to $129.0 million during the first quarter of 2025 while same-store operating expenses increased 10% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the first quarter of 2026 was $141.4 million, which generated a pre-tax segment operating margin of 29% compared to $113.1 million and 27% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 benefited from a 14% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of March 31, 2026 compared to March 31, 2025 also benefited from an 11% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

Latin America retail merchandise sales increased 33% (15% on a constant currency basis) to $159.8 million during the first quarter of 2026 compared to $120.5 million for the first quarter of 2025. Same-store retail sales also increased 33% (15% on a constant currency basis) during the first quarter of 2026 compared to the first quarter of 2025. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the first quarter of 2026 compared to the first quarter of 2025. The gross profit margin on retail merchandise sales was 35% during both the first quarter of 2026 and 2025.

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 113% to $20.6 million during the first quarter of 2026 compared to $9.7 million during the first quarter of 2025. The scrap gross profit margin in Latin America was 18% compared to the prior-year margin of 16%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Latin America inventories increased 63% (46% on a constant currency basis) to $144.0 million at March 31, 2026 compared to $88.5 million at March 31, 2025. The increase in constant currency inventories was primarily due to increased pawn lending activity over the past several quarters, creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory. Inventories aged greater than one year in Latin America were 1.3% at March 31, 2026 compared to 1.5% at March 31, 2025.

Pawn Lending Operations

Latin America pawn loan receivables increased 45% (30% on a constant currency basis) as of March 31, 2026 compared to March 31, 2025. On a same-store basis, pawn loan receivables also increased 45% (30% on a constant currency basis) as of March 31, 2026 compared to March 31, 2025. The increase in constant currency total and same-store pawn receivables is primarily due to increased number of pawn loans and larger average loan sizes, driven in part by an increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 42% (23% on a constant currency basis), totaling $76.6 million during the first quarter of 2026 compared to $53.9 million for the first quarter of 2025. Same-store pawn fees also increased 42% (23% on a constant currency basis) in the first quarter of 2026 compared to the first quarter of 2025. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 31% (14% on a constant currency basis) to $80.7 million during the first quarter of 2026 compared to $61.4 million during the first quarter of 2025. Same-store operating expenses also increased 31% (14% on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the first quarter of 2026 was $50.9 million, which generated a pre-tax segment operating margin of 20% compared to $31.4 million and 17% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

The Company completed the H&T Acquisition on August 14, 2025, and the results of operations of H&T have been consolidated since the acquisition date.

The U.K. pawn segment contributed $101.7 million in revenue and $39.2 million in segment pre-tax operating income for the first quarter of 2026. The resulting segment pre-tax operating margin was 39%.

U.K. pawn loan receivables were $215.4 million and inventories were $83.2 million as of March 31, 2026.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Leased merchandise	$96,702	$94,305
Finance receivables (1)	145,477	141,262
Total gross transaction volume	$242,179	$235,567

(1)    For the three months ended March 31, 2026, includes $14.4 million of OBS Loans.

The following table details retail POS payment solutions earning assets as of March 31, 2026 as compared to March 31, 2025 (in thousands):

	As of March 31,
	2026	2025
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$158,542	$172,886
Less allowance for lease losses	(61,248)	(69,077)
Leased merchandise, net (1)	$97,294	$103,809

Finance receivables, net:
Finance receivables, before allowance for loan losses (2)	$243,867	$263,421
Less allowance for loan losses	(104,571)	(118,342)
Finance receivables, net	$139,296	$145,079

(1)Includes less than $0.1 million and $0.2 million of intersegment transactions as of March 31, 2026 and 2025, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation.

(2)Does not include $32.9 million of outstanding OBS Loans held by AFF’s bank partner as of March 31, 2026. Combined finance receivables, before allowance for loan losses, and OBS Loans totaled $276.8 million as of March 31, 2026. See the “OBS Loans” section in Note 8 of Notes to Consolidated Financial Statements.

The following table details certain retail POS payment solutions portfolio metrics for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

	Three Months Ended
	March 31,
	2026	2025
Leased merchandise portfolio metrics:
Provision rate (1)	31.0%	29.3%
Average monthly net charge-off rate (2)	6.6%	6.8%
Delinquency rate (3)	24.3%	22.6%

Finance receivables portfolio metrics:
Provision rate (1)	29.5%	25.7%
Average monthly net charge-off rate (2)	4.9%	4.4%
Delinquency rate (3)	20.5%	19.3%

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 8% to $158.5 million as of March 31, 2026 compared to $172.9 million as of March 31, 2025. The decrease was primarily due to decreased gross transaction volumes originated throughout 2025 resulting from the bankruptcy filings in late 2024 for two of AFF’s larger retail furniture merchant partners.

The allowance for lease losses decreased 11% to $61.2 million as of March 31, 2026 compared to $69.1 million as of March 31, 2025, which was primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise, the allowance was 39% at March 31, 2026 and 40% at March 31, 2025.

Leased merchandise income decreased 17% to $130.2 million during the first quarter of 2026 compared to $156.9 million during the first quarter of 2025, which was primarily due to lower average leased merchandise balances outstanding during the first quarter of 2026 compared to the first quarter of 2025.

Depreciation of leased merchandise decreased 9% to $81.4 million during the first quarter of 2026 compared to $89.1 million during the first quarter of 2025, primarily due to the decrease in leased merchandise balances outstanding partially offset by increased early buyout activity resulting in an increase in accelerated depreciation during the first quarter of 2026 compared to the first quarter of 2025. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 62% during the first quarter of 2026 from 57% during the first quarter of 2025.

Provision for lease losses increased 8% to $29.9 million during the first quarter of 2026 compared to $27.6 million during the first quarter of 2025, which was primarily due to the 3% increase in gross transaction volumes and slightly higher lease loss provisioning rates used during the first quarter of 2026 compared to the first quarter of 2025. As a percentage of gross transaction volume, the provision for lease losses increased to 31% during the first quarter of 2026 compared to 29% during the first quarter of 2025.

Retail Finance Operations

Finance receivables, before allowance for loan losses, decreased 7% as of March 31, 2026 compared to March 31, 2025. The decrease was primarily due to a shift in a number of finance receivable transaction volumes to OBS Loans, which are not included on the Company’s balance sheet. As of March 31, 2026, the outstanding amount of OBS Loans originated and held by the Company’s bank partner was $32.9 million. Including the OBS Loans, finance receivables, before allowance for loan losses would have increased 5% as of March 31, 2026 compared to March 31, 2025, which is consistent with the 3% increase in gross transaction volume, which includes OBS Loans originated.

The allowance for loan losses decreased 12% to $104.6 million as of March 31, 2026 compared to $118.3 million as of March 31, 2025, which was primarily due to the decrease in finance receivables outstanding. As a percentage of finance receivables, the allowance was 43% at March 31, 2026 compared to 45% at March 31, 2025.

Interest and fees on retail finance products increased 1% to $74.3 million during the first quarter of 2026 compared to $73.4 million during the first quarter of 2025. The increase was primarily due to higher combined average finance receivable and OBS Loan balances outstanding during the first quarter of 2026 compared to the first quarter of 2025, partially offset by a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates.

Provision for loan losses increased 18% to $42.8 million during the first quarter of 2026 compared to $36.4 million during the first quarter of 2025, which was primarily due to the 3% increase in gross transaction volumes, $7.6 million in provision expense related to the off-balance sheet credit exposure of the OBS Loans, and slightly higher loan loss provisioning rates used during the first quarter of 2026 compared to the first quarter of 2025. As a percentage of gross transaction volume, the provision for loan losses increased to 29% during the first quarter of 2026 from 26% during the first quarter of 2025.

Segment Expenses

Operating expenses decreased 2% to $23.8 million during the first quarter of 2026 compared to $24.2 million during the first quarter of 2025. As a percentage of segment revenues, operating expenses increased to 12% during the first quarter of 2026 compared to 11% during the first quarter of 2025.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the first quarter of 2026 was $25.9 million compared to $52.3 million in the first quarter of 2025. The decrease was primarily the result of the decrease in segment net revenue, partially offset by a decrease in operating expenses.

Corporate Expenses and Taxes

Administrative expenses increased 36% to $65.8 million during the first quarter of 2026 compared to $48.5 million in the first quarter of 2025, primarily due to the addition of administrative expenses of H&T, increased variable compensation, general inflationary impacts and a 14% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% in both the first quarter of 2026 and 2025.

Depreciation and amortization increased 26% to $16.1 million during the first quarter of 2026 compared to $12.8 million in the first quarter of 2025, primarily due to the addition of depreciation and amortization expenses of H&T during the first quarter of 2026.

Interest expense increased 26% to $34.5 million during the first quarter of 2026 compared to $27.5 million in the first quarter of 2025, primarily due to increased outstanding long-term debt balances. See Note 7 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

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

During the three months ended March 31, 2026, the Company opened four new stores in Latin America, three new stores in the U.K. and acquired one pawn store in the U.S. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments. The Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments.

The Company also incurred, and expects to incur, additional costs, expenses and fees for professional services, financing and other transaction and integration costs in connection with the H&T Acquisition. The substantial majority of these costs will be non-recurring expenses relating to the H&T Acquisition. The Company financed the H&T Acquisition and other costs with available funds under the Credit Facility.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. During the three months ended March 31, 2026, the Company purchased the real estate at 15 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $30.5 million. As of March 31, 2026, the Company owned the real estate at a total of 458 pawn locations, primarily in the U.S., along with its corporate headquarters building in Fort Worth, Texas.

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

Return of Capital to Shareholders

During the three months ended March 31, 2026, the Company paid quarterly cash dividends to its shareholders totaling $18.5 million. In April 2026, the Company’s Board of Directors declared a $0.42 per share second quarter cash dividend on common shares outstanding, or an aggregate of $18.4 million based on the March 31, 2026 share count, to be paid on May 29, 2026 to stockholders of record as of May 15, 2026. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the three months ended March 31, 2026, the Company repurchased a total of 261,000 shares of common stock at an aggregate cost of $50.0 million and an average cost per share of $191.79. The Company incurred $0.5 million of excise taxes during the three months ended March 31, 2026.

In October 2025, the Board of Directors authorized a common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which $100.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of acquisitions or other alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of March 31, 2026, the Company’s primary sources of liquidity were $130.7 million in cash and cash equivalents, $124.5 million of available and unused funds under the Company’s revolving unsecured credit facilities and $5.9 million of available and unused funds under the Company’s revolving secured credit facility, subject to certain financial covenants (see Note 7 of Notes to Consolidated Financial Statements). The Company had working capital of $1,505.6 million as of March 31, 2026.

The Company’s cash and cash equivalents as of March 31, 2026 included $46.8 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos and British pound sterling, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of certain operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 67% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flow provided by operating activities	$153,628	$126,640
Cash flow used in investing activities	$(115,873)	$(50,147)
Cash flow used in financing activities	$(31,599)	$(105,317)

	As of March 31,
	2026	2025
Working capital	$1,505,565	$1,024,447
Current ratio	4.8:1	4.4:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $27.0 million, or 21%, from $126.6 million for the three months ended March 31, 2025 to $153.6 million for the three months ended March 31, 2026 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $24.1 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $65.7 million, or 131%, from $50.1 million for the three months ended March 31, 2025 to $115.9 million for the three months ended March 31, 2026. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $20.1 million for furniture, fixtures, equipment and improvements and $30.5 million for discretionary pawn store real property purchases during the three months ended March 31, 2026 compared to $12.9 million and $6.9 million in the prior-year period, respectively. The Company paid $3.7 million in cash related to pawn store acquisitions during the three months ended March 31, 2026 compared to $29.2 million during the three months ended March 31, 2025. The Company funded a net increase in pawn loans of $46.6 million during the three months ended March 31, 2026 and received funds from a net decrease of $19.4 million during the three months ended March 31, 2025. The Company funded a net increase in finance receivables of $14.9 million during the three months ended March 31, 2026 and $20.6 million during the three months ended March 31, 2025.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $73.7 million, or 70%, from $105.3 million for the three months ended March 31, 2025 to $31.6 million for the three months ended March 31, 2026. Net borrowings on credit facilities were $48.1 million during the three months ended March 31, 2026 compared to net payments of $23.0 million during the three months ended March 31, 2025. The Company funded $50.0 million of share repurchases during the three months ended March 31, 2026 compared to $59.6 million during the three months ended March 31, 2025. The Company paid dividends of $18.5 million during the three months ended March 31, 2026 compared to $16.9 million during the three months ended March 31, 2025. In addition, the Company paid withholding taxes of $11.2 million on net share settlements of restricted stock awards during the three months ended March 31, 2026 compared to $5.8 million during the three months ended March 31, 2025.

GOVERNMENTAL REGULATION

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 9, 2026 and in subsequent documents filed with the SEC. There have been no changes to the significant regulation that the Company’s businesses are subject to that the Company believes would have a material impact on its businesses or results of operation from those described in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, amortization of acquired intangible assets and certain other income and expenses. The Company does not consider these items to be related to the organic operations of the Company’s businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the Company. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs and costs related to the consolidation of technology systems and corporate facilities, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025	2026	2025
	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$107,702	$83,591	$2.43	$1.87
Adjustments, net of tax:
Merger and acquisition expenses	646	354	0.02	—
Amortization of acquired intangible assets	11,554	9,258	0.26	0.21
Other income, net	(854)	(422)	(0.02)	(0.01)
Adjusted net income and diluted earnings per share	$119,048	$92,781	$2.69	$2.07

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net income	$107,702	$83,591	$354,486	$281,038
Income taxes	37,426	27,626	126,988	91,070
Depreciation and amortization (1)	31,516	25,502	117,820	104,416
Interest expense	34,528	27,471	128,350	107,279
Interest income	(227)	(1,229)	(1,933)	(2,421)
EBITDA	210,945	162,961	725,711	581,382
Adjustments:
Merger and acquisition expenses	865	462	14,772	2,093
CFPB litigation settlement	—	—	11,000	—
Other (income) expense, net	(1,179)	(543)	(5,343)	6,250
Adjusted EBITDA	$210,631	$162,880	$746,140	$589,725

(1)Includes $15.1 million and $56.5 million of amortization expense related to identifiable intangible assets for the three months and trailing twelve months ended March 31, 2026, respectively. Includes $12.0 million and $49.3 million of amortization expense related to identifiable intangible assets for the three months and trailing twelve months ended March 31, 2025, respectively.

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

			Trailing Twelve
	Three Months Ended		Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Cash flow from operating activities	$153,628	$126,640	$612,930	$544,066
Cash flow from certain investing activities:
Pawn loans made	(661,711)	(422,375)	(2,333,564)	(1,899,202)
Pawn loans repaid	403,654	273,880	1,326,812	1,081,973
Recovery of pawn loan principal through sale of forfeited collateral	211,478	167,935	802,876	739,521
Investments in finance receivables	(102,568)	(114,493)	(428,651)	(455,072)
Proceeds from finance receivables	87,642	93,927	335,987	310,503
Purchases of furniture, fixtures, equipment and improvements	(20,116)	(12,914)	(62,108)	(54,732)
Free cash flow	72,007	112,600	254,282	267,057
Merger and acquisition expenses paid, net of tax benefit	646	354	12,563	1,603
Adjusted free cash flow	$72,653	$112,954	$266,845	$268,660

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

The following table presents operating results for the Latin America pawn segment using the exchange rate from the prior-year comparable period (in thousands):

	Three Months Ended March 31, 2026
		Currency	Constant
	U.S.	Exchange	Currency
	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$159,841	$(21,208)	$138,633
Pawn loan fees	76,646	(10,193)	66,453
Wholesale scrap jewelry sales	20,632	—	20,632
Total revenue	257,119	(31,401)	225,718

Cost of revenue:
Cost of retail merchandise sold	104,066	(13,740)	90,326
Cost of wholesale scrap jewelry sold	16,860	(2,283)	14,577
Total cost of revenue	120,926	(16,023)	104,903

Net revenue	136,193	(15,378)	120,815

Segment expenses:
Operating expenses	80,727	(10,432)	70,295
Depreciation	4,585	(575)	4,010
Total segment expenses	85,312	(11,007)	74,305

Segment pre-tax operating income	$50,881	$(4,371)	$46,510

The following table presents earning assets for the Latin America pawn segment using the exchange rate from the prior-year comparable period (in thousands):

	As of March 31, 2026
		Currency	Constant Currency
		Exchange Rate	Basis
	U.S. Dollar Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$194,116	$(20,386)	$173,730
Inventories	144,013	(15,164)	128,849
	$338,129	$(35,550)	$302,579

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal, Colombian peso and British pound sterling for the current and prior-year periods:

	March 31,		Favorable /
	2026	2025	(Unfavorable)
U.S. dollar / Mexican peso exchange rate:
End-of-period	18.1	20.3	11%
Three months ended	17.6	20.4	14%

U.S. dollar / Guatemalan quetzal exchange rate:
End-of-period	7.6	7.7	1%
Three months ended	7.7	7.7	—%

U.S. dollar / Colombian peso exchange rate:
End-of-period	3,670	4,193	12%
Three months ended	3,699	4,191	12%

British pound sterling / U.S. dollar exchange rate:
End-of-period	1.32	1.29	2%
Three months ended	1.35	1.26	7%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2025 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, are further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2025.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of integrating H&T into its assessment of its internal control over financial reporting for the year ending December 31, 2026.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 8 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report which is incorporated to this Part II, Item 1 by reference.

ITEM 1A. RISK FACTORS

Important risk factors that could materially affect the Company’s business, financial condition or results of operations in future periods are described in Part I, Item 1A, “Risk Factors” of the Company’s 2025 Annual Report on Form 10-K. These factors are supplemented by those discussed under “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Governmental Regulation” in Part I, Item 2 of this quarterly report and in “Governmental Regulation” in Part I, Item 1 of the Company’s 2025 Annual Report on Form 10-K. There have been no material changes in the Company’s risk factors from those in Part I, Item 1A, “Risk Factors” of the Company’s 2025 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended March 31, 2026 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased (1)	Average Price Paid Per Share (1), (2)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (2) (3)
January 1 through January 31, 2026	67,373	$166.83	—	$150,000
February 1 through February 28, 2026	—	—	—	150,000
March 1 through March 31, 2026	260,703	191.79	260,703	100,000
Total	328,076	186.66	260,703

(1)In January 2026, 67,373 shares of the Company’s common stock were withheld by the Company to satisfy tax obligations that arose upon vesting of certain restricted stock granted pursuant to shareholder approved plans. These shares were not acquired pursuant to a publicly announced repurchase plan.

(2)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended March 31, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(3)In October 2025, the Company’s Board of Directors authorized a common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which $100.0 million is currently remaining.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended March 31, 2026.

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

Dated: April 24, 2026	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer)

/s/ BRIAN D. HOSTETLER
Brian D. Hostetler
Senior Vice President and Chief Accounting Officer
(As Principal Accounting Officer)