Form 10-Q
period 2026-06-30
FirstCash Holdings, Inc.
filed 2026-07-27
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number 001-10960
FIRSTCASH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Texas	87-3920732
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of July 22, 2026, there were 43,371,800 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

Forward-Looking Information

This quarterly report contains forward-looking statements about the business, financial condition, outlook and prospects of FirstCash Holdings, Inc. and its wholly owned subsidiaries (together, the “Company”) and the Company’s previously announced acquisition of Ramsdens Holdings plc (“Ramsdens”). Forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, can be identified by the use of forward-looking terminology such as “believes,” “projects,” “expects,” “may,” “estimates,” “should,” “plans,” “targets,” “intends,” “could,” “would,” “anticipates,” “potential,” “confident,” “optimistic,” or the negative thereof, or other variations thereon, or comparable terminology, or by discussions of strategy, objectives, estimates, guidance, expectations, outlook and future plans. Forward-looking statements can also be identified by the fact these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties.

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the present regulatory environment in the jurisdictions in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all; risks related to the acquisition of Ramsdens, in particular, the ability to obtain the necessary shareholder, anti-trust and regulatory approvals, and to satisfy other closing conditions in the expected timeframe, if at all, and the ability to achieve the anticipated benefits from the acquisition of Ramsdens on the anticipated timeline, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States, Latin America and the United Kingdom, including as a result of geopolitical conflicts, inflation, elevated interest rates, increased energy costs and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso and British pound sterling; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; risks related to the Company’s ability to prevent cyber attacks, other cybersecurity incidents, security breaches or other disruptions to its information technology systems; risks related to the Company’s ability to develop, operate and adapt its information technology infrastructure suitable for the nature of its business and to successfully transition acquired businesses to its information technology platform; contraction in sales activity or store closures at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part I, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,		December 31,
	2026	2025	2025
ASSETS
Cash and cash equivalents	$172,298	$101,467	$125,197
Accounts receivable, net	120,884	76,062	115,854
Pawn loans	897,555	550,718	831,497
Finance receivables, net	131,002	154,518	150,274
Inventories	570,493	355,733	487,232
Leased merchandise, net	84,569	100,689	114,283
Prepaid expenses and other current assets	41,911	35,667	32,131
Total current assets	2,018,712	1,374,854	1,856,468

Property and equipment, net	855,034	750,862	808,050
Operating lease right of use asset	363,132	342,859	365,621
Goodwill	2,030,563	1,826,184	2,023,426
Intangible assets, net	200,247	204,643	231,140
Other assets	9,639	9,805	9,796
Deferred tax assets, net	8,246	5,042	6,262
Total assets	$5,485,573	$4,514,249	$5,300,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$208,170	$145,035	$212,615
Customer deposits and prepayments	93,437	80,848	83,908
Lease liability, current	111,512	100,845	111,291
Total current liabilities	413,119	326,728	407,814

Revolving unsecured credit facility	69,000	152,000	559,000
Other long-term debt	2,277,039	1,532,865	1,649,434
Deferred tax liabilities, net	159,158	125,290	158,819
Lease liability, non-current	245,465	237,198	248,934
Total liabilities	3,163,781	2,374,081	3,024,001

Stockholders’ equity:
Common stock	575	575	575
Additional paid-in capital	1,761,131	1,760,179	1,771,379
Retained earnings	1,834,886	1,520,677	1,670,583
Accumulated other comprehensive loss	(55,746)	(96,267)	(64,835)
Common stock held in treasury, at cost	(1,219,054)	(1,044,996)	(1,100,940)
Total stockholders’ equity	2,321,792	2,140,168	2,276,762
Total liabilities and stockholders’ equity	$5,485,573	$4,514,249	$5,300,763

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Retail merchandise sales	$471,263	$385,125	$936,097	$756,181
Pawn loan fees	258,441	190,822	525,139	382,693
Leased merchandise income	115,499	139,784	245,686	296,702
Interest and fees on retail finance products	73,962	76,075	148,297	149,488
Wholesale scrap jewelry sales	152,132	38,816	264,613	81,981
Other revenue	3,391	—	6,507	—
Total revenue	1,074,688	830,622	2,126,339	1,667,045

Cost of revenue:
Cost of retail merchandise sold	285,619	230,326	563,668	454,450
Depreciation of leased merchandise	71,650	78,272	152,709	167,091
Provision for lease losses	24,439	32,543	54,183	60,105
Provision for loan losses	39,930	41,761	82,774	78,121
Cost of wholesale scrap jewelry sold	119,069	34,904	195,796	70,259
Other cost of revenue	312	—	1,158	—
Total cost of revenue	541,019	417,806	1,050,288	830,026

Net revenue	533,669	412,816	1,076,051	837,019

Expenses and other income:
Operating expenses	267,738	222,493	537,167	437,079
Administrative expenses	66,825	59,263	132,603	107,786
Depreciation and amortization	32,440	25,864	63,956	51,366
Interest expense	35,702	26,337	70,230	53,808
Interest income	(417)	(527)	(644)	(1,756)
Loss (gain) on foreign exchange	1,738	(1,271)	636	(1,285)
Merger and acquisition expenses	6,358	2,777	7,223	3,239
Other income, net	(3,717)	(3,199)	(7,250)	(5,514)
Total expenses and other income	406,667	331,737	803,921	644,723

Income before income taxes	127,002	81,079	272,130	192,296

Provision for income taxes	33,535	21,274	70,961	48,900

Net income	$93,467	$59,805	$201,169	$143,396

Earnings per share:
Basic	$2.13	$1.35	$4.58	$3.22
Diluted	$2.12	$1.34	$4.56	$3.21

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$93,467	$59,805	$201,169	$143,396
Other comprehensive income:
Currency translation adjustment	20,653	34,273	9,089	33,329
Comprehensive income	$114,120	$94,078	$210,258	$176,725

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2025	57,547	$575	$1,771,379	$1,670,583	$(64,835)	13,570	$(1,100,940)	$2,276,762
Shares issued under share-based compensation plan, net of 67 shares net-settled	—	—	(20,998)	—	—	(120)	9,758	(11,240)
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	107,702	—	—	—	107,702
Cash dividends ($0.42 per share)	—	—	—	(18,455)	—	—	—	(18,455)
Currency translation adjustment	—	—	—	—	(11,564)	—	—	(11,564)
Purchases of treasury stock, including excise tax	—	—	—	—	—	261	(50,500)	(50,500)
As of 3/31/2026	57,547	$575	$1,755,756	$1,759,830	$(76,399)	13,711	$(1,141,682)	$2,298,080
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	93,467	—	—	—	93,467
Cash dividends ($0.42 per share)	—	—	—	(18,411)	—	—	—	(18,411)
Currency translation adjustment	—	—	—	—	20,653	—	—	20,653
Purchases of treasury stock, including excise tax	—	—	—	—	—	357	(77,372)	(77,372)
As of 6/30/2026	57,547	$575	$1,761,131	$1,834,886	$(55,746)	14,068	$(1,219,054)	$2,321,792

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended
	June 30,
	2026	2025
Cash flow from operating activities:
Net income	$201,169	$143,396
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	152,709	167,091
Provision for lease losses	54,183	60,105
Provision for loan losses	82,774	78,121
Share-based compensation expense	10,750	9,050
Depreciation and amortization expense	63,956	51,366
Amortization of debt issuance costs	2,136	1,971
Prepayment penalties on early termination of secured term loans	4,182	—
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(33,966)	(29,161)
Deferred income taxes, net	(1,320)	(3,282)
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(4,881)	(1,410)
Inventories purchased directly from customers, wholesalers or manufacturers	5,354	(4,125)
Leased merchandise	(177,178)	(199,448)
Prepaid expenses and other assets	(1,633)	(7,201)
Accounts payable, accrued liabilities and other liabilities	(9,800)	(21,963)
Income taxes	(18,030)	(1,016)
Net cash flow provided by operating activities	330,405	243,494
Cash flow from investing activities:
Pawn loans made	(1,329,288)	(893,706)
Pawn loans repaid	776,118	531,098
Recovery of pawn loan principal through sale of forfeited collateral	405,124	332,016
Investments in finance receivables	(196,310)	(237,132)
Proceeds from finance receivables	181,848	181,155
Purchases of furniture, fixtures, equipment and improvements	(37,864)	(25,866)
Purchases of store real property	(40,246)	(28,126)
Acquisitions of pawn stores, net of cash acquired	(11,525)	(33,649)
Net cash flow used in investing activities	(252,143)	(174,210)
Cash flow from financing activities:
Borrowings from credit facilities	308,697	172,000
Repayments of credit facilities	(853,148)	(218,000)
Prepayment penalties on early termination of secured term loans	(4,182)	—
Repayment and early termination of secured term loans	(60,502)	—
Issuance of senior unsecured notes	750,000	—
Debt issuance costs paid	(8,843)	—
Purchases of treasury stock	(116,938)	(60,459)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(11,240)	(5,764)
Dividends paid	(36,866)	(33,802)
Net cash flow used in financing activities	(33,022)	(146,025)
Effect of exchange rates on cash	1,861	3,113
Change in cash and cash equivalents	47,101	(73,628)
Cash and cash equivalents at beginning of the period	125,197	175,095
Cash and cash equivalents at end of the period	$172,298	$101,467

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 9, 2026. The consolidated financial statements as of June 30, 2026 and 2025, and for the three month and six month periods ended June 30, 2026 and 2025, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flow for such interim periods. Operating results for the periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year.

The Company completed the acquisition of H&T Group plc (“H&T”), the leading pawn operator in the United Kingdom, on August 14, 2025, the date on which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results (the “H&T Acquisition”). The purchase price allocation for the H&T Acquisition remains preliminary as of June 30, 2026. No material measurement period adjustments were recognized during the three month and six month periods ended June 30, 2026.

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

On June 18, 2026, the Company completed its reincorporation from the State of Delaware to the State of Texas by conversion. The reincorporation was approved by the Company’s stockholders at the annual meeting of stockholders held on June 9, 2026. The reincorporation did not affect the accompanying consolidated financial statements.

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

Reclassification

For purposes of comparability, certain prior period amounts in the consolidated statements of cash flows have been reclassified in order to conform to the current period presentation.

The net presentation of pawn loans within cash flows from investing activities in the consolidated statements of cash flows for the six months ended June 30, 2025 has been revised to reflect a gross presentation of pawn loans made, pawn loans repaid and recovery of pawn loan principal through sale of forfeited collateral. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

The net presentation of finance receivables within cash flows from investing activities in the consolidated statements of cash flows for the six months ended June 30, 2025 has been revised to reflect a gross presentation of investments in finance receivables and proceeds from finance receivables. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires additional disclosure of specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. In January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which clarifies the effective date of ASU 2024-03. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's current financial position, results of operations and financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”). ASU 2025-06 modernizes the capitalization criteria for internal-use software by eliminating references to project stages and clarifying the threshold applied to begin capitalizing costs. This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations and financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow—Scope Improvements” (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively for all prior periods presented. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations and financial statement disclosures.

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income	$93,467	$59,805	$201,169	$143,396

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,799	44,365	43,931	44,506
Effect of dilutive securities:
Restricted stock unit awards	237	187	211	164
Weighted-average common shares for calculating diluted earnings per share	44,036	44,552	44,142	44,670

Earnings per share:
Basic	$2.13	$1.35	$4.58	$3.22
Diluted	$2.12	$1.34	$4.56	$3.21

Note 3 - Acquisitions

Pending Ramsdens Acquisition

On June 23, 2026, the Company agreed on terms of the acquisition of Ramsdens, a leading pawn operator in the United Kingdom with 174 store locations, whereby the Company will acquire the entire issued and to be issued share capital of Ramsdens by means of a court-sanctioned scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006, as amended (“Ramsdens Acquisition”). On July 16, 2026, the Company agreed on revised terms of the acquisition to increase the cash price to be received by Ramsdens’ shareholders. Under the revised terms of the Ramsdens Acquisition, Ramsdens’ shareholders will be entitled to receive 675 pence per share in cash. In addition, Ramsdens’ shareholders will receive an interim cash dividend of up to 9 pence for each Ramsdens share to be paid on October 9, 2026. The total equity value for the Ramsdens Acquisition, including cash consideration for the shares, is approximately £231.7 million ($307.5 million USD using GBP/USD exchange rate of 1.33).

The Ramsdens Acquisition is expected to be consummated by the end of 2026, subject to approval of Ramsdens’ shareholders, receipt of the required anti-trust and regulatory approvals and satisfaction of the remaining closing conditions.

U.S. Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the six months ended June 30, 2026, the Company acquired eight pawn stores in the U.S. in four separate transactions. The aggregate purchase price for these acquisitions totaled $6.6 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $6.3 million in cash paid during the six months ended June 30, 2026 and remaining short-term amounts payable to certain of the sellers of $0.3 million. During the six months ended June 30, 2026, the Company also paid $5.2 million of purchase price amounts payable related to prior-year pawn acquisitions.

The purchase price of each of the 2026 acquisitions was allocated to assets acquired and liabilities assumed based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The goodwill arising from these acquisitions consists largely of the synergies and economies of scale expected from combining the operations of the Company and the pawn stores acquired. The acquisitions were not material, individually or in the aggregate, to the Company’s consolidated financial statements.

Note 4 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2 to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases approximately 62% of its U.S. pawnshop locations, almost all of its Latin America and U.K. pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.1 years as of June 30, 2026 and 4.2 years as of June 30, 2025.

The operating lease right of use asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of June 30, 2026 and 2025 was 8.0% and 8.5%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency gain of $0.8 million and $1.6 million during the three months ended June 30, 2026 and 2025, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in loss (gain) on foreign exchange in the accompanying consolidated statements of income. During the six months ended June 30, 2026 and 2025, the Company recognized a foreign currency gain of $1.6 million and $1.5 million, respectively, related to these U.S. dollar denominated operating leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease expense	$40,368	$36,588	$81,227	$71,217
Variable lease expense (1)	5,843	4,913	11,432	9,717
Total operating lease expense	$46,211	$41,501	$92,659	$80,934

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of June 30, 2026 (in thousands):

Six months ending December 31, 2026	$71,570
2027	119,538
2028	93,523
2029	64,238
2030	32,598
Thereafter	36,628
Total	$418,095
Less amount of lease payments representing interest	(61,118)
Total present value of lease payments	$356,977

The following table details supplemental cash flow information related to operating leases for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$75,026	$64,927
Leased assets obtained in exchange for new operating lease liabilities	$52,595	$61,208

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026, June 30, 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the six months ended June 30, 2026.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of June 30, 2026, June 30, 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2026	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$172,298	$172,298	$172,298	$—	$—
Accounts receivable, net	120,884	120,884	—	—	120,884
Pawn loans	897,555	897,555	—	—	897,555
Finance receivables, net (1)	131,002	262,846	—	—	262,846
	$1,321,739	$1,453,583	$172,298	$—	$1,281,285

Financial liabilities:
Liability for off-balance sheet credit exposure	$18,341	$18,341	$—	$—	$18,341
Revolving unsecured credit facility	69,000	69,000	—	69,000	—
Other long-term debt (outstanding principal)	2,300,000	2,292,000	—	2,292,000	—
	$2,387,341	$2,379,341	$—	$2,361,000	$18,341

(1)Finance receivables, gross as of June 30, 2026 was $264.5 million. See Note 6.

	Carrying Value	Estimated Fair Value
	June 30,	June 30,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$101,467	$101,467	$101,467	$—	$—
Accounts receivable, net	76,062	76,062	—	—	76,062
Pawn loans	550,718	550,718	—	—	550,718
Finance receivables, net (1)	154,518	313,281	—	—	313,281
	$882,765	$1,041,528	$101,467	$—	$940,061

Financial liabilities:
Revolving unsecured credit facility	152,000	152,000	—	152,000	—
Other long-term debt (outstanding principal)	1,550,000	1,548,000	—	1,548,000	—
	$1,702,000	$1,700,000	$—	$1,700,000	$—

(1)Finance receivables, gross as of June 30, 2025 was $311.4 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,197	$125,197	$125,197	$—	$—
Accounts receivable, net	115,854	115,854	—	—	115,854
Pawn loans	831,497	831,497	—	—	831,497
Finance receivables, net (1)	150,274	281,504	—	—	281,504
	$1,222,822	$1,354,052	$125,197	$—	$1,228,855

Financial liabilities:
Liability for off-balance sheet credit exposure	$13,782	$13,782	$—	$—	$13,782
Revolving unsecured credit facility	559,000	559,000	—	559,000	—
Other long-term debt (outstanding principal)	1,665,006	1,679,006	—	1,679,006	—
	$2,237,788	$2,251,788	$—	$2,238,006	$13,782

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

The carrying value of the liability for off-balance sheet credit exposure approximates fair value as of June 30, 2026 and December 31, 2025 due to the short-term nature and estimation based on current expected lifetime losses.

The carrying value of the revolving unsecured credit facility approximates fair value as of June 30, 2026, June 30, 2025 and December 31, 2025. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on the prevailing secured overnight financing rate (“SOFR”) and reprices with any changes in SOFR.

As of June 30, 2026, the other long-term debt consists of fixed rate senior unsecured notes. As of June 30, 2025 and December 31, 2025, the other long-term debt consists primarily of fixed rate senior unsecured notes and secured term loans. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active. The fair value of the secured term loans is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. The remainder of the other long-term debt consists of two variable interest rate credit facilities, the carrying value of which approximates fair value as of June 30, 2025 and December 31, 2025.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of June 30,		As of December 31,
	2026	2025	2025
Finance receivables, gross	$264,486	$311,424	$283,514
Merchant partner discounts and premiums, net	(25,276)	(27,946)	(22,728)
Unearned origination fees	(3,202)	(6,086)	(4,186)
Finance receivables, amortized cost	236,008	277,392	256,600
Less allowance for loan losses	(105,006)	(122,874)	(106,326)
Finance receivables, net	$131,002	$154,518	$150,274

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$104,571	$118,342	$106,326	$117,005
Provision for loan losses (1)	32,460	41,761	67,700	78,121
Charge-offs	(36,158)	(40,078)	(76,964)	(78,497)
Recoveries	4,133	2,849	7,944	6,245
Balance at end of period	$105,006	$122,874	$105,006	$122,874

(1)During the third quarter of 2025, the Company’s retail POS payment solutions business (American First Finance or “AFF”) began assisting certain customers in applying for a direct-to-consumer unsecured installment loan that is underwritten and fully retained by AFF’s bank partner (“OBS Loan”). OBS Loans are not reflected on the Company’s balance sheet as a finance receivable. The provision for loan losses presented on the consolidated statement of income for the three and six months ended June 30, 2026 includes an additional $7.5 million and $15.1 million, respectively, of provision expense related to OBS Loans in which AFF is responsible for reimbursing the bank partner for certain charge-offs, which the Company is required to recognize a liability for at inception. See the “OBS Loans” section in Note 9.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of June 30, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	Total
As of June 30, 2026
Delinquency:
1 to 30 days past due	$15,487	$9,353	$719	$25,559
31 to 60 days past due	8,665	6,233	533	15,431
61 to 89 days past due (1)	5,984	5,554	505	12,043
Total past due finance receivables	30,136	21,140	1,757	53,033
Current finance receivables	115,974	62,260	4,741	182,975
Finance receivables, amortized cost	$146,110	$83,400	$6,498	$236,008

	Origination Year
	2025	2024	2023	Total
As of June 30, 2025
Delinquency:
1 to 30 days past due	$17,683	$9,968	$489	$28,140
31 to 60 days past due	9,946	6,998	348	17,292
61 to 89 days past due (1)	6,189	5,853	321	12,363
Total past due finance receivables	33,818	22,819	1,158	57,795
Current finance receivables	143,543	72,667	3,387	219,597
Finance receivables, amortized cost	$177,361	$95,486	$4,545	$277,392

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the six months ended June 30, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	2023	Total
Finance receivables gross charge-offs:
Gross charge-offs during the six months ended June 30, 2026	$9,820	$60,103	$7,041	$—	$76,964

Gross charge-offs during the six months ended June 30, 2025	—	9,902	63,060	5,535	78,497

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of June 30,		As of December 31,
	2026	2025	2025
Leased merchandise	$205,440	$260,373	$252,064
Processing fees	(1,727)	(2,229)	(2,240)
Merchant partner (discounts) and premiums, net	(189)	(34)	(175)
Accumulated depreciation	(62,022)	(87,754)	(70,650)
Leased merchandise, before allowance for lease losses	141,502	170,356	178,999
Less allowance for lease losses	(56,933)	(69,667)	(64,716)
Leased merchandise, net	$84,569	$100,689	$114,283

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$61,069	$68,785	$64,716	$80,257
Provision for lease losses	24,439	32,543	54,183	60,105
Charge-offs	(31,127)	(33,633)	(66,858)	(75,007)
Recoveries	2,552	1,972	4,892	4,312
Balance at end of period	$56,933	$69,667	$56,933	$69,667

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of June 30,		As of December 31,
	2026	2025	2025
Revolving credit facilities:
Revolving unsecured credit facility, maturing 2029 (1)	$69,000	$152,000	$559,000
Revolving secured credit facility, maturing 2027 (2)	—	—	54,476
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving credit facilities	69,000	152,000	613,476

Secured term loans:
Secured term loan, maturing 2027 (2)	—	—	26,902
Secured term loan, maturing 2029 (2)	—	—	13,451
Secured term loan, maturing 2031 (2)	—	—	20,177
Total secured term loans	—	—	60,530

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (3)	497,292	496,135	496,706
5.625% senior unsecured notes due 2030 (4)	545,714	544,643	545,171
6.875% senior unsecured notes due 2032 (5)	493,032	492,087	492,551
6.125% senior unsecured notes due 2034 (6)	741,001	—	—
Total senior unsecured notes	2,277,039	1,532,865	1,534,428

Total long-term debt	$2,346,039	$1,684,865	$2,208,434

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)Assumed on August 14, 2025 in connection with the H&T Acquisition and repaid and terminated during the three months ended June 30, 2026.

(3)As of June 30, 2026, June 30, 2025 and December 31, 2025, deferred debt issuance costs of $2.7 million, $3.9 million and $3.3 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(4)As of June 30, 2026, June 30, 2025 and December 31, 2025, deferred debt issuance costs of $4.3 million, $5.4 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(5)As of June 30, 2026, June 30, 2025 and December 31, 2025, deferred debt issuance costs of $7.0 million, $7.9 million and $7.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

(6)As of June 30, 2026, deferred debt issuance costs of $9.0 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2034 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

As of June 30, 2026, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million. The Credit Facility matures on August 8, 2029. As of June 30, 2026, the Company had $69.0 million in outstanding borrowings and $3.5 million in outstanding letters of credit under the Credit Facility, leaving $627.5 million available for future borrowings, subject to certain financial covenants. The Credit Facility bears interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of one, three or six months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%. The agreement has a SOFR floor of 0%. Additionally, the Company is required to pay an annual commitment fee of 0.325% on the average daily unused portion of the Credit Facility commitment. The weighted-average interest rate on amounts outstanding under the Credit Facility at June 30, 2026 was 6.12% based on one-month SOFR. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of June 30, 2026. During the six months ended June 30, 2026, the Company made net payments of $490.0 million pursuant to the Credit Facility.

Acquisition Bridge Credit Agreement

In connection with the anticipated Ramsdens Acquisition, the Company entered into a Bridge Term Loan Credit Agreement (“Bridge Facility”), dated as of June 23, 2026 and amended as of July 16, 2026, with Jefferies Finance LLC (as administrative agent and lender) providing the Company certain borrowings in an aggregate amount of up to £239.0 million. The Bridge Facility provides a backstop for the anticipated financing of the Ramsdens Acquisition and satisfies the “certain funds” requirements under the United Kingdom City Code on Takeovers and Mergers. The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions, including, but not limited to, the consummation of the Ramsdens Acquisition contemporaneously with the initial funding of the Bridge Facility. The Company expects to replace the Bridge Facility prior to the closing date of the Ramsdens Acquisition by borrowing on the Credit Facility to finance the Ramsdens Acquisition and to pay related fees and expenses.

Revolving Secured Credit Facility

In connection with the H&T Acquisition, the Company assumed a secured line of credit with a bank in the U.K. in an amount of £45.0 million which was scheduled to mature on December 22, 2027 (the “U.K. Credit Facility”). The U.K. Credit Facility bore interest at the prevailing Sterling Overnight Index Average (“SONIA”) (with interest periods of one, three or six months at H&T’s option) plus a spread of between 2.4% and 3.3% depending on certain ratios. The U.K. Credit Facility was secured by all of the assets of H&T. In May 2026, all outstanding amounts were repaid in full, and the U.K. Credit Facility was terminated.

Revolving Unsecured Uncommitted Credit Facility

As of June 30, 2026, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos. The Mexico Credit Facility bears interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.25% and matures on August 24, 2027. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of June 30, 2026. As of June 30, 2026, the Company had no amount outstanding under the Mexico Credit Facility and $34.4 million ($600.0 million pesos) available for future borrowings.

Secured Term Loans

In connection with the H&T Acquisition, the Company assumed three secured term loans with multiple lending institutions in the U.K. in an aggregate amount of £45.0 million, which were scheduled to mature between December 22, 2027 and February 21, 2031 (the “U.K. Term Loans”). The U.K. Term Loans bore interest at the Bank of England base rate plus a fixed spread of 4.00%, a fixed rate of 8.37% or a fixed rate of 8.43%. The U.K. Term Loans were secured by all of the assets of H&T. In May 2026, all outstanding amounts were repaid in full, and the U.K. Term Loans were terminated. As a result of the early termination, the Company paid aggregate prepayment penalties of £3.1 million ($4.2 million), which are included in merger and acquisition expenses in the accompanying consolidated statements of income.

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2034

On May 1, 2026, the Company issued $750.0 million of 6.125% senior unsecured notes due on May 1, 2034 (the “2034 Notes”), all of which are currently outstanding. Interest on the 2034 Notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2026. The 2034 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act. The Company used the net proceeds from the offering to repay a portion of the outstanding balance on the Credit Facility, to repay the U.K. Credit Facility in full and to repay the U.K. Term Loans in full, after payment of fees and expenses related to the offering. The Company capitalized $9.1 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2034 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2034 Notes in the accompanying consolidated balance sheets.

The 2034 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2034 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2034 Notes (the “2034 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of June 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2034 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

The Company may redeem some or all of the 2034 Notes at any time on or after May 1, 2029, at the redemption prices set forth in the 2034 Notes Indenture, plus accrued and unpaid interest, if any. In addition, prior to May 1, 2029, the Company may redeem some or all of the 2034 Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the 2034 Notes Indenture. The Company may redeem up to 40% of the 2034 Notes on or prior to May 1, 2029 with the proceeds of certain equity offerings at the redemption prices set forth in the 2034 Notes Indenture. If the Company or any of its restricted subsidiaries sells certain assets or if the Company consummates certain change in control transactions, the Company will be required to make an offer to repurchase the 2034 Notes.

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

OBS Loans

The Company is obligated to reimburse the Company’s bank partner for the outstanding principal amount plus accrued interest for all OBS Loans that are 90 days contractually past due. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets. As of June 30, 2026, the outstanding amount of OBS Loans originated and held by the Company’s bank partner, which would represent the maximum exposure to the Company, was $35.2 million.

The following table details the changes in the liability for off-balance sheet credit exposure (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance at beginning of period	$16,822	$—	$13,782	$—
Provision for loan losses	7,470	—	15,074	—
Charge-offs	(6,036)	—	(10,632)	—
Recoveries	85	—	117	—
Balance at end of period	$18,341	$—	$18,341	$—

Pending Ramsdens Acquisition

Under the terms of the pending Ramsdens Acquisition, Ramsdens’ shareholders will be entitled to receive 675 pence per share in cash. In addition, Ramsdens’ shareholders will receive an interim cash dividend of up to 9 pence for each Ramsdens share to be paid on October 9, 2026. The total equity value for the Ramsdens Acquisition, including cash consideration for the shares, is approximately £231.7 million ($307.5 million USD using GBP/USD exchange rate of 1.33). The Company intends to borrow on its Credit Facility to finance the Ramsdens Acquisition and to pay related fees and expenses. The Company also entered into the Bridge Facility, which provides a backstop for the anticipated financing of the Ramsdens Acquisition and satisfies the “certain funds” requirements under the United Kingdom City Code on Takeovers and Mergers. The Ramsdens Acquisition is expected to be consummated by the end of 2026, subject to approval of Ramsdens’ shareholders, receipt of the required anti-trust and regulatory approvals and satisfaction of the remaining closing conditions.

Gold Forward Sales Contracts

As of June 30, 2026, the Company had contractual commitments to deliver a total of 43,500 gold ounces between July 2026 and September 2027 at a weighted-average price of $3,920 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the segments. Intersegment transactions related to AFF’s LTO payment solution product offered in U.S. pawn stores are eliminated from consolidated totals.

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom, on August 14, 2025, the date on which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results.

The following tables present reportable segment information for the three and six month periods ended June 30, 2026 and 2025, as well as certain segment assets (in thousands):

	Three Months Ended June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$275,676	$174,316	$21,467	$—	$(196)	$471,263
Pawn loan fees	150,062	79,572	28,807	—	—	258,441
Leased merchandise income	—	—	—	115,499	—	115,499
Interest and fees on retail finance products	—	—	—	73,962	—	73,962
Wholesale scrap jewelry sales	72,334	38,154	41,644	—	—	152,132
Other revenue	—	—	3,391	—	—	3,391
Total revenue	498,072	292,042	95,309	189,461	(196)	1,074,688

Cost of revenue:
Cost of retail merchandise sold	156,453	113,763	15,507	—	(104)	285,619
Depreciation of leased merchandise	—	—	—	71,701	(51)	71,650
Provision for lease losses	—	—	—	24,516	(77)	24,439
Provision for loan losses	—	—	—	39,930	—	39,930
Cost of wholesale scrap jewelry sold	60,962	32,947	25,160	—	—	119,069
Other cost of revenue	—	—	312	—	—	312
Total cost of revenue	217,415	146,710	40,979	136,147	(232)	541,019

Net revenue	280,657	145,332	54,330	53,314	36	533,669

Expenses and other income:
Operating expenses	142,367	82,181	19,344	23,846	—	267,738
Administrative expenses	—	—	—	—	66,825	66,825
Depreciation and amortization	9,074	5,002	1,349	730	16,285	32,440
Interest expense	—	—	—	—	35,702	35,702
Interest income	—	—	—	—	(417)	(417)
Loss on foreign exchange	—	—	—	—	1,738	1,738
Merger and acquisition expenses	—	—	—	—	6,358	6,358
Other income, net	—	—	—	—	(3,717)	(3,717)
Total expenses and other income	151,441	87,183	20,693	24,576	122,774	406,667

Income (loss) before income taxes	$129,216	$58,149	$33,637	$28,738	$(122,738)	$127,002

	Six Months Ended June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$559,505	$334,157	$43,312	$—	$(877)	$936,097
Pawn loan fees	307,870	156,218	61,051	—	—	525,139
Leased merchandise income	—	—	—	245,686	—	245,686
Interest and fees on retail finance products	—	—	—	148,297	—	148,297
Wholesale scrap jewelry sales	119,703	58,786	86,124	—	—	264,613
Other revenue	—	—	6,507	—	—	6,507
Total revenue	987,078	549,161	196,994	393,983	(877)	2,126,339

Cost of revenue:
Cost of retail merchandise sold	315,409	217,829	30,886	—	(456)	563,668
Depreciation of leased merchandise	—	—	—	153,053	(344)	152,709
Provision for lease losses	—	—	—	54,447	(264)	54,183
Provision for loan losses	—	—	—	82,774	—	82,774
Cost of wholesale scrap jewelry sold	97,059	49,807	48,930	—	—	195,796
Other cost of revenue	—	—	1,158	—	—	1,158
Total cost of revenue	412,468	267,636	80,974	290,274	(1,064)	1,050,288

Net revenue	574,610	281,525	116,020	103,709	187	1,076,051

Expenses and other income:
Operating expenses	286,224	162,908	40,433	47,602	—	537,167
Administrative expenses	—	—	—	—	132,603	132,603
Depreciation and amortization	17,770	9,587	2,796	1,450	32,353	63,956
Interest expense	—	—	—	—	70,230	70,230
Interest income	—	—	—	—	(644)	(644)
Loss on foreign exchange	—	—	—	—	636	636
Merger and acquisition expenses	—	—	—	—	7,223	7,223
Other income, net	—	—	—	—	(7,250)	(7,250)
Total expenses and other income	303,994	172,495	43,229	49,052	235,151	803,921

Income (loss) before income taxes	$270,616	$109,030	$72,791	$54,657	$(234,964)	$272,130

	As of June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$481,850	$198,347	$217,358	$—	$—	$897,555
Finance receivables, net	—	—	—	131,002	—	131,002
Inventories	324,120	161,013	85,360	—	—	570,493
Leased merchandise, net	—	—	—	84,579	(10)	84,569
Goodwill	1,251,683	153,557	139,118	486,205	—	2,030,563
Total assets	3,057,656	820,365	587,911	799,263	220,378	5,485,573

	Three Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$249,918	$135,956	$—	$—	$(749)	$385,125
Pawn loan fees	130,948	59,874	—	—	—	190,822
Leased merchandise income	—	—	—	139,784	—	139,784
Interest and fees on retail finance products	—	—	—	76,075	—	76,075
Wholesale scrap jewelry sales	28,740	10,076	—	—	—	38,816
Total revenue	409,606	205,906	—	215,859	(749)	830,622

Cost of revenue:
Cost of retail merchandise sold	143,149	87,579	—	—	(402)	230,326
Depreciation of leased merchandise	—	—	—	78,529	(257)	78,272
Provision for lease losses	—	—	—	32,667	(124)	32,543
Provision for loan losses	—	—	—	41,761	—	41,761
Cost of wholesale scrap jewelry sold	26,265	8,639	—	—	—	34,904
Total cost of revenue	169,414	96,218	—	152,957	(783)	417,806

Net revenue	240,192	109,688	—	62,902	34	412,816

Expenses and other income:
Operating expenses	133,815	64,414	—	24,264	—	222,493
Administrative expenses	—	—	—	—	59,263	59,263
Depreciation and amortization	8,091	4,294	—	699	12,780	25,864
Interest expense	—	—	—	—	26,337	26,337
Interest income	—	—	—	—	(527)	(527)
Gain on foreign exchange	—	—	—	—	(1,271)	(1,271)
Merger and acquisition expenses	—	—	—	—	2,777	2,777
Other income, net	—	—	—	—	(3,199)	(3,199)
Total expenses and other income	141,906	68,708	—	24,963	96,160	331,737

Income (loss) before income taxes	$98,286	$40,980	$—	$37,939	$(96,126)	$81,079

	Six Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$501,143	$256,488	$—	$—	$(1,450)	$756,181
Pawn loan fees	268,896	113,797	—	—	—	382,693
Leased merchandise income	—	—	—	296,702	—	296,702
Interest and fees on retail finance products	—	—	—	149,488	—	149,488
Wholesale scrap jewelry sales	62,232	19,749	—	—	—	81,981
Total revenue	832,271	390,034	—	446,190	(1,450)	1,667,045

Cost of revenue:
Cost of retail merchandise sold	288,907	166,318	—	—	(775)	454,450
Depreciation of leased merchandise	—	—	—	167,672	(581)	167,091
Provision for lease losses	—	—	—	60,271	(166)	60,105
Provision for loan losses	—	—	—	78,121	—	78,121
Cost of wholesale scrap jewelry sold	53,489	16,770	—	—	—	70,259
Total cost of revenue	342,396	183,088	—	306,064	(1,522)	830,026

Net revenue	489,875	206,946	—	140,126	72	837,019

Expenses and other income:
Operating expenses	262,766	125,831	—	48,482	—	437,079
Administrative expenses	—	—	—	—	107,786	107,786
Depreciation and amortization	15,691	8,730	—	1,404	25,541	51,366
Interest expense	—	—	—	—	53,808	53,808
Interest income	—	—	—	—	(1,756)	(1,756)
Gain on foreign exchange	—	—	—	—	(1,285)	(1,285)
Merger and acquisition expenses	—	—	—	—	3,239	3,239
Other income, net	—	—	—	—	(5,514)	(5,514)
Total expenses and other income	278,457	134,561	—	49,886	181,819	644,723

Income (loss) before income taxes	$211,418	$72,385	$—	$90,240	$(181,747)	$192,296

	As of June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$400,143	$150,575	$—	$—	$—	$550,718
Finance receivables, net	—	—	—	154,518	—	154,518
Inventories	252,885	102,848	—	—	—	355,733
Leased merchandise, net	—	—	—	100,852	(163)	100,689
Goodwill	1,154,790	185,189	—	486,205	—	1,826,184
Total assets	2,746,362	722,882	—	901,034	143,971	4,514,249

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

The Company completed the acquisition of H&T, the leading pawn operator in the United Kingdom, on August 14, 2025, the date on which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results.

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of June 30, 2026, the Company operated 3,343 pawn store locations composed of 1,212 stores in 29 U.S. states and the District of Columbia, 1,729 stores in 32 states in Mexico, 77 stores in Guatemala, 18 stores in El Salvador, 12 stores in Colombia and 295 stores in the U.K.

The following tables detail pawn store count activity for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,207	1,838	289	3,334
New locations opened	1	6	6	13
Locations acquired	7	—	—	7
Consolidation of existing pawn locations (1)	(3)	(8)	—	(11)
Total locations, end of period	1,212	1,836	295	3,343

	Six Months Ended June 30, 2026
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,207	1,837	286	3,330
New locations opened	1	10	9	20
Locations acquired	8	—	—	8
Consolidation of existing pawn locations (1)	(4)	(11)	—	(15)
Total locations, end of period	1,212	1,836	295	3,343

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

POS Payment Solutions

As of June 30, 2026, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 16,700 active retail merchant partner locations located in all 50 U.S. states and the District of Columbia, up from approximately 15,300 locations at June 30, 2025.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2025 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the six months ended June 30, 2026.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 (in thousands).

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

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the segments. Intersegment transactions related to AFF’s LTO payment solution product offered in U.S. pawn stores are eliminated from consolidated totals.

	Three Months Ended June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$275,676	$174,316	$21,467	$—	$(196)	$471,263
Pawn loan fees	150,062	79,572	28,807	—	—	258,441
Leased merchandise income	—	—	—	115,499	—	115,499
Interest and fees on retail finance products	—	—	—	73,962	—	73,962
Wholesale scrap jewelry sales	72,334	38,154	41,644	—	—	152,132
Other revenue	—	—	3,391	—	—	3,391
Total revenue	498,072	292,042	95,309	189,461	(196)	1,074,688

Cost of revenue:
Cost of retail merchandise sold	156,453	113,763	15,507	—	(104)	285,619
Depreciation of leased merchandise	—	—	—	71,701	(51)	71,650
Provision for lease losses	—	—	—	24,516	(77)	24,439
Provision for loan losses	—	—	—	39,930	—	39,930
Cost of wholesale scrap jewelry sold	60,962	32,947	25,160	—	—	119,069
Other cost of revenue	—	—	312	—	—	312
Total cost of revenue	217,415	146,710	40,979	136,147	(232)	541,019

Net revenue	280,657	145,332	54,330	53,314	36	533,669

Expenses and other income:
Operating expenses	142,367	82,181	19,344	23,846	—	267,738
Administrative expenses	—	—	—	—	66,825	66,825
Depreciation and amortization	9,074	5,002	1,349	730	16,285	32,440
Interest expense	—	—	—	—	35,702	35,702
Interest income	—	—	—	—	(417)	(417)
Loss on foreign exchange	—	—	—	—	1,738	1,738
Merger and acquisition expenses	—	—	—	—	6,358	6,358
Other income, net	—	—	—	—	(3,717)	(3,717)
Total expenses and other income	151,441	87,183	20,693	24,576	122,774	406,667

Income (loss) before income taxes	$129,216	$58,149	$33,637	$28,738	$(122,738)	$127,002

	Three Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$249,918	$135,956	$—	$—	$(749)	$385,125
Pawn loan fees	130,948	59,874	—	—	—	190,822
Leased merchandise income	—	—	—	139,784	—	139,784
Interest and fees on retail finance products	—	—	—	76,075	—	76,075
Wholesale scrap jewelry sales	28,740	10,076	—	—	—	38,816
Total revenue	409,606	205,906	—	215,859	(749)	830,622

Cost of revenue:
Cost of retail merchandise sold	143,149	87,579	—	—	(402)	230,326
Depreciation of leased merchandise	—	—	—	78,529	(257)	78,272
Provision for lease losses	—	—	—	32,667	(124)	32,543
Provision for loan losses	—	—	—	41,761	—	41,761
Cost of wholesale scrap jewelry sold	26,265	8,639	—	—	—	34,904
Total cost of revenue	169,414	96,218	—	152,957	(783)	417,806

Net revenue	240,192	109,688	—	62,902	34	412,816

Expenses and other income:
Operating expenses	133,815	64,414	—	24,264	—	222,493
Administrative expenses	—	—	—	—	59,263	59,263
Depreciation and amortization	8,091	4,294	—	699	12,780	25,864
Interest expense	—	—	—	—	26,337	26,337
Interest income	—	—	—	—	(527)	(527)
Gain on foreign exchange	—	—	—	—	(1,271)	(1,271)
Merger and acquisition expenses	—	—	—	—	2,777	2,777
Other income, net	—	—	—	—	(3,199)	(3,199)
Total expenses and other income	141,906	68,708	—	24,963	96,160	331,737

Income (loss) before income taxes	$98,286	$40,980	$—	$37,939	$(96,126)	$81,079

The following tables detail earning assets, which consist of pawn loans and inventories as well as other earning asset metrics of the Company’s pawn segments, as of June 30, 2026 compared to June 30, 2025 (dollars in thousands, except as otherwise noted):

	As of June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$481,850	$198,347	$217,358	$897,555
Inventories	324,120	161,013	85,360	570,493
	$805,970	$359,360	$302,718	$1,468,048

Average outstanding pawn loan amount (in ones)	$322	$104	$877	$245

Composition of pawn collateral:
Jewelry	74%	51%	99%	75%
General merchandise	26%	49%	1%	25%
	100%	100%	100%	100%

Composition of inventories:
Jewelry	65%	54%	98%	66%
General merchandise	35%	46%	2%	34%
	100%	100%	100%	100%

Percentage of inventory aged greater than one year	1.5%	1.2%	13.7%	3.3%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	3.8 times	2.2 times	3.0 times

Store count	1,212	1,836	295	3,343
Weighted-average store count for the three months ended June 30	1,208	1,839	292	3,339
Weighted-average store count for the six months ended June 30	1,208	1,838	291	3,337

	As of June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$400,143	$150,575	$—	$550,718
Inventories	252,885	102,848	—	355,733
	$653,028	$253,423	$—	$906,451

Average outstanding pawn loan amount (in ones)	$286	$96	$—	$185

Composition of pawn collateral:
Jewelry	72%	43%	—%	64%
General merchandise	28%	57%	—%	36%
	100%	100%	—%	100%

Composition of inventories:
Jewelry	61%	41%	—%	55%
General merchandise	39%	59%	—%	45%
	100%	100%	—%	100%

Percentage of inventory aged greater than one year	1.9%	1.5%	—%	1.8%

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times	4.1 times	—	3.1 times

Store count	1,194	1,833	—	3,027
Weighted-average store count for the three months ended June 30	1,196	1,830	—	3,026
Weighted-average store count for the six months ended June 30	1,198	1,828	—	3,026

U.S. Pawn Segment

Merchandise Sales Operations

U.S. retail merchandise sales increased 10% to $275.7 million during the second quarter of 2026 compared to $249.9 million for the second quarter of 2025. Same-store retail sales increased 8% in the second quarter of 2026 compared to the second quarter of 2025. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the second quarter of 2026 compared to the second quarter of 2025. The gross profit margin on retail merchandise sales in the U.S. was 43% during both the second quarter of 2026 and 2025.

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 152% to $72.3 million during the second quarter of 2026 compared to $28.7 million during the second quarter of 2025. The scrap gross profit margin in the U.S. was 16% compared to the prior-year margin of 9%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

U.S. inventories increased 28% to $324.1 million at June 30, 2026 compared to $252.9 million at June 30, 2025. The increase was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited inventory available for sale, partially offset by an increase in forfeited collateral that was scrapped. Inventories aged greater than one year in the U.S. were 1.5% at June 30, 2026, which excludes aged inventories from certain recently acquired stores, compared to 1.9% at June 30, 2025.

Pawn Lending Operations

U.S. pawn loan receivables as of June 30, 2026 increased 20% in total and 19% on a same-store basis compared to June 30, 2025. The Company believes the increase in same-store pawn receivables was primarily due to continued strong customer demand from a combination of more customer transactions and an increase in the average loan amount requested by customers.

U.S. pawn loan fees increased 15% to $150.1 million during the second quarter of 2026 compared to $130.9 million for the second quarter of 2025. Same-store pawn loan fees increased 14% in the second quarter of 2026 compared to the second quarter of 2025. The increase in total and same-store pawn loan fees was due to the higher pawn receivable balances.

Segment Expenses

U.S. operating expenses increased 6% to $142.4 million during the second quarter of 2026 compared to $133.8 million during the second quarter of 2025 while same-store operating expenses increased 5% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the second quarter of 2026 was $129.2 million, which generated a pre-tax segment operating margin of 26% compared to $98.3 million and 24% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 benefited from an 11% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin American earning assets as of June 30, 2026 compared to June 30, 2025 also benefited from a 7% favorable change in the end-of-period Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

Latin America retail merchandise sales increased 28% (15% on a constant currency basis) to $174.3 million during the second quarter of 2026 compared to $136.0 million for the second quarter of 2025. Same-store retail sales also increased 28% (15% on a constant currency basis) during the second quarter of 2026 compared to the second quarter of 2025. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the second quarter of 2026 compared to the second quarter of 2025. The gross profit margin on retail merchandise sales was 35% during the second quarter of 2026 compared to 36% during the second quarter of 2025.

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 279% to $38.2 million during the second quarter of 2026 compared to $10.1 million during the second quarter of 2025. The scrap gross profit margin in Latin America was 14% for both the second quarter of 2026 and 2025. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Latin America inventories increased 57% (45% on a constant currency basis) to $161.0 million at June 30, 2026 compared to $102.8 million at June 30, 2025. The increase in constant currency inventories was primarily due to increased pawn lending activity over the past several quarters, creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory, partially offset by an increase in forfeited collateral that was scrapped. Inventories aged greater than one year in Latin America were 1.2% at June 30, 2026 compared to 1.5% at June 30, 2025.

Pawn Lending Operations

Latin America pawn loan receivables increased 32% (22% on a constant currency basis) as of June 30, 2026 compared to June 30, 2025. On a same-store basis, pawn loan receivables also increased 32% (22% on a constant currency basis) as of June 30, 2026 compared to June 30, 2025. The increase in constant currency total and same-store pawn receivables is primarily due to the increased number of pawn loans and larger average loan sizes, driven in part by an increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 33% (19% on a constant currency basis), totaling $79.6 million during the second quarter of 2026 compared to $59.9 million for the second quarter of 2025. Same-store pawn fees also increased 33% (19% on a constant currency basis) in the second quarter of 2026 compared to the second quarter of 2025. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 28% (15% on a constant currency basis) to $82.2 million during the second quarter of 2026 compared to $64.4 million during the second quarter of 2025. Same-store operating expenses also increased 28% (15% on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the second quarter of 2026 was $58.1 million, which generated a pre-tax segment operating margin of 20% compared to $41.0 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

The Company completed the H&T Acquisition on August 14, 2025, and the results of operations of H&T have been consolidated since the acquisition date.

The U.K. pawn segment contributed $95.3 million in revenue and $33.6 million in segment pre-tax operating income for the second quarter of 2026. The resulting segment pre-tax operating margin was 35%.

U.K. pawn loan receivables were $217.4 million and inventories were $85.4 million as of June 30, 2026.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 (in thousands):

	Three Months Ended
	June 30,
	2026	2025
Leased merchandise	$85,977	$110,516
Finance receivables (1)	137,680	149,943
Total gross transaction volume	$223,657	$260,459

(1)    For the three months ended June 30, 2026, includes $13.2 million of OBS Loans.

The following table details retail POS payment solutions earning assets as of June 30, 2026 as compared to June 30, 2025 (in thousands):

	As of June 30,
	2026	2025
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$141,691	$170,824
Less allowance for lease losses	(57,112)	(69,972)
Leased merchandise, net (1)	$84,579	$100,852

Finance receivables, net:
Finance receivables, before allowance for loan losses (2)	$236,008	$277,392
Less allowance for loan losses	(105,006)	(122,874)
Finance receivables, net	$131,002	$154,518

(1)Includes less than $0.1 million and $0.2 million of intersegment transactions as of June 30, 2026 and 2025, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation.

(2)Does not include $35.2 million of outstanding OBS Loans held by AFF’s bank partner as of June 30, 2026. Combined finance receivables, before allowance for loan losses, and OBS Loans totaled $271.2 million as of June 30, 2026. See the “OBS Loans” section in Note 9 of Notes to Consolidated Financial Statements.

The following table details certain retail POS payment solutions portfolio metrics for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025:

	Three Months Ended
	June 30,
	2026	2025
Leased merchandise portfolio metrics:
Provision rate (1)	28.5%	29.6%
Average monthly net charge-off rate (2)	6.4%	6.2%
Delinquency rate (3)	25.6%	23.2%

Finance receivables portfolio metrics:
Provision rate (1)	29.0%	27.9%
Average monthly net charge-off rate (2)	4.4%	4.6%
Delinquency rate (3)	22.3%	20.6%

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 17% to $141.7 million as of June 30, 2026 compared to $170.8 million as of June 30, 2025. The decrease was primarily due to decreased gross transaction volumes as a result of continued weakness in the furniture industry.

The allowance for lease losses decreased 18% to $57.1 million as of June 30, 2026 compared to $70.0 million as of June 30, 2025, which was primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise, the allowance was 40% at June 30, 2026 and 41% at June 30, 2025.

Leased merchandise income decreased 17% to $115.5 million during the second quarter of 2026 compared to $139.8 million during the second quarter of 2025, which was primarily due to lower average leased merchandise balances outstanding during the second quarter of 2026 compared to the second quarter of 2025.

Depreciation of leased merchandise decreased 9% to $71.7 million during the second quarter of 2026 compared to $78.5 million during the second quarter of 2025, primarily due to the decrease in leased merchandise balances outstanding partially offset by increased early buyout activity resulting in an increase in accelerated depreciation during the second quarter of 2026 compared to the second quarter of 2025. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 62% during the second quarter of 2026 from 56% during the second quarter of 2025.

Provision for lease losses decreased 25% to $24.5 million during the second quarter of 2026 compared to $32.7 million during the second quarter of 2025, which was primarily due to the 22% decrease in gross transaction volumes and slightly lower lease loss provisioning rates used during the second quarter of 2026 compared to the second quarter of 2025. As a percentage of gross transaction volume, the provision for lease losses decreased to 29% during the second quarter of 2026 compared to 30% during the second quarter of 2025.

Retail Finance Operations

Finance receivables, before allowance for loan losses, decreased 15% as of June 30, 2026 compared to June 30, 2025. The decrease was primarily due to a shift in a number of finance receivable transaction volumes to OBS Loans, which are not included on the Company’s balance sheet. As of June 30, 2026, the outstanding amount of OBS Loans originated and held by the Company’s bank partner was $35.2 million. Including the OBS Loans, finance receivables, before allowance for loan losses would have decreased 2% as of June 30, 2026 compared to June 30, 2025, which was primarily due to the 8% decrease in gross transaction volume, which includes OBS Loans originated.

The allowance for loan losses decreased 15% to $105.0 million as of June 30, 2026 compared to $122.9 million as of June 30, 2025, which was primarily due to the decrease in finance receivables outstanding. As a percentage of finance receivables, the allowance was 44% at both June 30, 2026 and 2025.

Interest and fees on retail finance products decreased 3% to $74.0 million during the second quarter of 2026 compared to $76.1 million during the second quarter of 2025. The decrease was primarily due to a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates, partially offset by higher combined average finance receivable and OBS Loan balances outstanding during the second quarter of 2026 compared to the second quarter of 2025.

Provision for loan losses decreased 4% to $39.9 million during the second quarter of 2026 compared to $41.8 million during the second quarter of 2025, which was primarily due to the 8% decrease in gross transaction volumes, partially offset by slightly higher loan loss provisioning rates used during the second quarter of 2026 compared to the second quarter of 2025. As a percentage of gross transaction volume, the provision for loan losses increased to 29% during the second quarter of 2026 from 28% during the second quarter of 2025.

Segment Expenses

Operating expenses decreased 2% to $23.8 million during the second quarter of 2026 compared to $24.3 million during the second quarter of 2025. As a percentage of segment revenues, operating expenses increased to 13% during the second quarter of 2026 compared to 11% during the second quarter of 2025.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the second quarter of 2026 was $28.7 million compared to $37.9 million in the second quarter of 2025. The decrease was primarily the result of the decrease in segment net revenue.

Corporate Expenses and Taxes

Administrative expenses increased 13% to $66.8 million during the second quarter of 2026 compared to $59.3 million in the second quarter of 2025, primarily due to the addition of administrative expenses of H&T, increased variable compensation, general inflationary impacts and an 11% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America, partially offset by the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025. As a percentage of revenue, administrative expenses decreased to 6% in the second quarter of 2026 compared to 7% during the second quarter of 2025.

Depreciation and amortization increased 27% to $16.3 million during the second quarter of 2026 compared to $12.8 million in the second quarter of 2025, primarily due to the addition of depreciation and amortization expenses of H&T during the second quarter of 2026.

Interest expense increased 36% to $35.7 million during the second quarter of 2026 compared to $26.3 million in the second quarter of 2025, primarily due to increased outstanding long-term debt balances. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 129% to $6.4 million during the second quarter of 2026 compared to $2.8 million in the second quarter of 2025, primarily due to $4.2 million of aggregate prepayment penalties incurred during the second quarter of 2026 to terminate the U.K. Term Loans as the Company continues its integration activities of H&T.

Operating Results for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 (in thousands).

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

Corporate expenses and income, which include administrative expenses, corporate depreciation and amortization, interest expense, interest income, loss (gain) on foreign exchange, merger and acquisition expenses, and other income, net, are presented on a consolidated basis and are not allocated between the segments. Intersegment transactions related to AFF’s LTO payment solution product offered in U.S. pawn stores are eliminated from consolidated totals.

	Six Months Ended June 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$559,505	$334,157	$43,312	$—	$(877)	$936,097
Pawn loan fees	307,870	156,218	61,051	—	—	525,139
Leased merchandise income	—	—	—	245,686	—	245,686
Interest and fees on retail finance products	—	—	—	148,297	—	148,297
Wholesale scrap jewelry sales	119,703	58,786	86,124	—	—	264,613
Other revenue	—	—	6,507	—	—	6,507
Total revenue	987,078	549,161	196,994	393,983	(877)	2,126,339

Cost of revenue:
Cost of retail merchandise sold	315,409	217,829	30,886	—	(456)	563,668
Depreciation of leased merchandise	—	—	—	153,053	(344)	152,709
Provision for lease losses	—	—	—	54,447	(264)	54,183
Provision for loan losses	—	—	—	82,774	—	82,774
Cost of wholesale scrap jewelry sold	97,059	49,807	48,930	—	—	195,796
Other cost of revenue	—	—	1,158	—	—	1,158
Total cost of revenue	412,468	267,636	80,974	290,274	(1,064)	1,050,288

Net revenue	574,610	281,525	116,020	103,709	187	1,076,051

Expenses and other income:
Operating expenses	286,224	162,908	40,433	47,602	—	537,167
Administrative expenses	—	—	—	—	132,603	132,603
Depreciation and amortization	17,770	9,587	2,796	1,450	32,353	63,956
Interest expense	—	—	—	—	70,230	70,230
Interest income	—	—	—	—	(644)	(644)
Loss on foreign exchange	—	—	—	—	636	636
Merger and acquisition expenses	—	—	—	—	7,223	7,223
Other income, net	—	—	—	—	(7,250)	(7,250)
Total expenses and other income	303,994	172,495	43,229	49,052	235,151	803,921

Income (loss) before income taxes	$270,616	$109,030	$72,791	$54,657	$(234,964)	$272,130

	Six Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$501,143	$256,488	$—	$—	$(1,450)	$756,181
Pawn loan fees	268,896	113,797	—	—	—	382,693
Leased merchandise income	—	—	—	296,702	—	296,702
Interest and fees on retail finance products	—	—	—	149,488	—	149,488
Wholesale scrap jewelry sales	62,232	19,749	—	—	—	81,981
Total revenue	832,271	390,034	—	446,190	(1,450)	1,667,045

Cost of revenue:
Cost of retail merchandise sold	288,907	166,318	—	—	(775)	454,450
Depreciation of leased merchandise	—	—	—	167,672	(581)	167,091
Provision for lease losses	—	—	—	60,271	(166)	60,105
Provision for loan losses	—	—	—	78,121	—	78,121
Cost of wholesale scrap jewelry sold	53,489	16,770	—	—	—	70,259
Total cost of revenue	342,396	183,088	—	306,064	(1,522)	830,026

Net revenue	489,875	206,946	—	140,126	72	837,019

Expenses and other income:
Operating expenses	262,766	125,831	—	48,482	—	437,079
Administrative expenses	—	—	—	—	107,786	107,786
Depreciation and amortization	15,691	8,730	—	1,404	25,541	51,366
Interest expense	—	—	—	—	53,808	53,808
Interest income	—	—	—	—	(1,756)	(1,756)
Gain on foreign exchange	—	—	—	—	(1,285)	(1,285)
Merger and acquisition expenses	—	—	—	—	3,239	3,239
Other income, net	—	—	—	—	(5,514)	(5,514)
Total expenses and other income	278,457	134,561	—	49,886	181,819	644,723

Income (loss) before income taxes	$211,418	$72,385	$—	$90,240	$(181,747)	$192,296

U.S. Pawn Segment
Retail Merchandise Sales Operations

U.S. retail merchandise sales increased 12% to $559.5 million during the six months ended June 30, 2026 compared to $501.1 million for the six months ended June 30, 2025. Same-store retail sales increased 8% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The gross profit margin on retail merchandise sales in the U.S. was 44% during the six months ended June 30, 2026 compared to 42% during the six months ended June 30, 2025.

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 92% to $119.7 million during the six months ended June 30, 2026 compared to $62.2 million during the six months ended June 30, 2025. The scrap gross profit margin in the U.S. was 19% compared to the prior-year margin of 14%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Pawn Lending Operations

U.S. pawn loan fees increased 14% to $307.9 million during the six months ended June 30, 2026 compared to $268.9 million for the six months ended June 30, 2025. Same-store pawn loan fees increased 13% during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in total and same-store pawn loan fees was primarily due to the higher pawn receivable balances.

Segment Expenses

U.S. operating expenses increased 9% to $286.2 million during the six months ended June 30, 2026 compared to $262.8 million during the six months ended June 30, 2025 while same-store operating expenses increased 7% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the six months ended June 30, 2026 was $270.6 million, which generated a pre-tax segment operating margin of 27% compared to $211.4 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 benefited from a 13% favorable change in the average value of the Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Retail Merchandise Sales Operations

Latin America retail merchandise sales increased 30% (15% on a constant currency basis) to $334.2 million during the six months ended June 30, 2026 compared to $256.5 million for the six months ended June 30, 2025. Same-store retail sales also increased 30% (15% on a constant currency basis) during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The gross profit margin on retail merchandise sales was 35% during both the six months ended June 30, 2026 and 2025.

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 198% to $58.8 million during the six months ended June 30, 2026 compared to $19.7 million during the six months ended June 30, 2025. The scrap gross profit margin in Latin America was 15% during both the six months ended June 30, 2026 and 2025. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Pawn Lending Operations

Latin America pawn loan fees increased 37% (21% on a constant currency basis) totaling $156.2 million during the six months ended June 30, 2026 compared to $113.8 million for the six months ended June 30, 2025. Same-store pawn fees also increased 37% (21% on a constant currency basis) during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 29% (15% increase on a constant currency basis) to $162.9 million during the six months ended June 30, 2026 compared to $125.8 million during the six months ended June 30, 2025. Same-store operating expenses increased 29% (14% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the six months ended June 30, 2026 was $109.0 million, which generated a pre-tax segment operating margin of 20% compared to $72.4 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

The Company completed the H&T Acquisition on August 14, 2025, and the results of operations of H&T have been consolidated since the acquisition date.

The U.K. pawn segment contributed $197.0 million in revenue and $72.8 million in pre-tax segment operating income for the six months ended June 30, 2026. The resulting pre-tax segment operating margin was 37%.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 (dollars in thousands):

	Six Months Ended
	June 30,
	2026	2025
Leased merchandise	$182,679	$204,822
Finance receivables (1)	283,157	291,205
Total gross transaction volume	$465,836	$496,027

(1)    For the six months ended June 30, 2026, includes $27.7 million of OBS Loans.

The following table details certain retail POS payment solutions portfolio metrics for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	Six Months Ended
	June 30,
	2026	2025
Leased merchandise portfolio metrics:
Provision rate (1)	29.8%	29.4%
Average monthly net charge-off rate (2)	6.5%	6.2%
Delinquency rate (3)	25.6%	23.2%

Finance receivables portfolio metrics:
Provision rate (1)	29.2%	26.8%
Average monthly net charge-off rate (2)	4.7%	4.4%
Delinquency rate (3)	22.3%	20.6%

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

LTO Operations

Leased merchandise income decreased 17% to $245.7 million during the six months ended June 30, 2026 compared to $296.7 million for the six months ended June 30, 2025, which was primarily due to lower average leased merchandise balances outstanding during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Depreciation of leased merchandise decreased 9% to $153.1 million during the six months ended June 30, 2026 compared to $167.7 million during the six months ended June 30, 2025, primarily due to the decrease in leased merchandise balances outstanding, partially offset by increased early buyout activity resulting in an increase in accelerated depreciation during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 62% during the six months ended June 30, 2026 from 57% during the six months ended June 30, 2025.

Provision for lease losses decreased 10% to $54.4 million during the six months ended June 30, 2026 compared to $60.3 million for the six months ended June 30, 2025, which was primarily due to the 11% decrease in gross transaction volumes during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. As a percentage of gross transaction volume, the provision for lease losses increased slightly to 30% during the six months ended June 30, 2026 compared to 29% during the six months ended June 30, 2025.

Retail Finance Operations

Interest and fees on retail finance products decreased 1% to $148.3 million during the six months ended June 30, 2026 compared to $149.5 million for the six months ended June 30, 2025. The decrease was primarily due to a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates, partially offset by higher combined average finance receivable and OBS Loan balances outstanding during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Provision for loan losses increased 6% to $82.8 million during the six months ended June 30, 2026 compared to $78.1 million for the six months ended June 30, 2025, which was primarily due to higher loan loss provisioning rates used during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, partially offset by the 3% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses increased to 29% during the six months ended June 30, 2026 compared to 27% during the six months ended June 30, 2025.

Segment Expenses

Operating expenses decreased 2% to $47.6 million during the six months ended June 30, 2026 compared to $48.5 million during the six months ended June 30, 2025. As a percentage of segment revenues, operating expenses increased to 12% during the six months ended June 30, 2026 from 11% during the six months ended June 30, 2025.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the six months ended June 30, 2026 was $54.7 million compared to $90.2 million in the six months ended June 30, 2025. The decrease was primarily the result of the decrease in segment net revenue, partially offset by a decrease in operating expenses.

Corporate Expenses and Taxes

Administrative expenses increased 23% to $132.6 million during the six months ended June 30, 2026 compared to $107.8 million during the six months ended June 30, 2025, primarily due to the addition of administrative expenses of H&T, increased variable compensation, general inflationary impacts, and a 13% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America, partially offset by the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025. As a percentage of revenue, administrative expenses were 6% during both the six months ended June 30, 2026 and 2025.

Depreciation and amortization increased 27% to $32.4 million during the six months ended June 30, 2026 compared to $25.5 million in the six months ended June 30, 2025, primarily due to the addition of depreciation and amortization expenses of H&T during the six months ended June 30, 2026.

Interest expense increased 31% to $70.2 million during the six months ended June 30, 2026 compared to $53.8 million for the six months ended June 30, 2025, primarily due to increased outstanding long-term debt balances. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses increased 123% to $7.2 million during the six months ended June 30, 2026 compared to $3.2 million in the six months ended June 30, 2025, primarily due to $4.2 million of aggregate prepayment penalties incurred during the second quarter of 2026 to terminate the U.K. Term Loans as the Company continues its integration activities of H&T.

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

During the six months ended June 30, 2026, the Company opened ten new stores in Latin America, nine new stores in the U.K., one new store in the U.S. and acquired eight pawn stores in the U.S. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments.

In connection with the pending Ramsdens Acquisition, the Company expects to acquire the entire issued and to be issued share capital of Ramsdens by the end of 2026 by paying Ramsdens’ shareholders 675 pence per share in cash. In addition, Ramsdens’ shareholders will receive an interim cash dividend of up to 9 pence for each Ramsdens share to be paid on October 9, 2026. The total equity value for the Ramsdens Acquisition, including cash consideration for the shares, is approximately £231.7 million ($307.5 million USD using GBP/USD exchange rate of 1.33).

The Company has also incurred, and expects to incur additional costs, expenses and fees for professional services, financing and other transaction and integration costs in connection with the Ramsdens Acquisition and the H&T Acquisition. The substantial majority of these costs will be non-recurring expenses. The Company plans to finance the Ramsdens Acquisition and other transaction and integration costs with available funds under the Credit Facility and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenants under its credit agreements.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. During the six months ended June 30, 2026, the Company purchased the real estate at 23 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $40.2 million. As of June 30, 2026, the Company owned the real estate at a total of 466 pawn locations, primarily in the U.S., along with its corporate headquarters building in Fort Worth, Texas.

Other than the proposed Ramsdens Acquisition, the Company currently has no other contractual commitments for materially significant future acquisitions, business combinations or capital commitments.

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

Return of Capital to Shareholders

During the six months ended June 30, 2026, the Company paid quarterly cash dividends to its shareholders totaling $36.9 million. In July 2026, the Company’s Board of Directors declared a $0.42 per share third quarter cash dividend on common shares outstanding, or an aggregate of $18.3 million based on the June 30, 2026 share count, to be paid on August 28, 2026 to stockholders of record as of August 14, 2026. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the six months ended June 30, 2026, the Company repurchased a total of 618,000 shares of common stock at an aggregate cost of $126.6 million and an average cost per share of $204.77. The Company incurred $1.3 million of excise taxes during the six months ended June 30, 2026.

During July 2026, the Company repurchased a total of 107,000 shares of common stock at an aggregate cost of $23.4 million and an average cost per share of $218.04, which completed the share repurchase program authorized in October 2025.

In July 2026, the Board of Directors authorized a common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of acquisitions or other alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of June 30, 2026, the Company’s primary sources of liquidity were $172.3 million in cash and cash equivalents and $661.9 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). During the six months ended June 30, 2026, the Company repaid in full all outstanding amounts under its U.K. Credit Facility and U.K. Term Loans, and the related credit agreements were terminated. The Company had working capital of $1,605.6 million as of June 30, 2026.

The Company’s cash and cash equivalents as of June 30, 2026 included $69.1 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos and British pound sterling, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

The Company’s liquidity is affected by a number of factors, including changes in general customer traffic and demand, pawn loan balances, collection of pawn fees, merchandise sales, inventory levels, LTO merchandise, finance receivable balances, collection of lease and finance receivable payments, seasonality, operating expenses, administrative expenses, expenses related to merger and acquisition activities, litigation-related expenses, tax rates, gold prices, foreign currency exchange rates and the pace of new pawn store expansion and acquisitions, including the pending Ramsdens Acquisition. Additionally, a prolonged reduction in earnings and EBITDA could limit the Company’s future ability to fully borrow on its credit facilities under current leverage covenants. Regulatory developments affecting the Company’s operations may also impact profitability and liquidity. See “Governmental Regulation.”

If needed, the Company could seek to raise additional funds from a variety of sources, including, but not limited to, the sale of assets, reductions in operating expenses, capital expenditures and dividends, the forbearance or deferral of certain operating expenses, the issuance of debt or equity securities, utilizing other structured financing arrangements, the leveraging of currently unencumbered real estate owned by the Company and/or changes to its management of current assets. The characteristics of the Company’s current assets, specifically the ability to rapidly liquidate gold jewelry inventory, which accounts for 66% of total inventory, give the Company flexibility to quickly increase cash flow if necessary.

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flow provided by operating activities	$330,405	$243,494
Cash flow used in investing activities	$(252,143)	$(174,210)
Cash flow used in financing activities	$(33,022)	$(146,025)

	As of June 30,
	2026	2025
Working capital	$1,605,593	$1,048,126
Current ratio	4.9:1	4.2:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $86.9 million, or 36%, from $243.5 million for the six months ended June 30, 2025 to $330.4 million for the six months ended June 30, 2026 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $57.8 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities increased $77.9 million, or 45%, from $174.2 million for the six months ended June 30, 2025 to $252.1 million for the six months ended June 30, 2026. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $37.9 million for furniture, fixtures, equipment and improvements and $40.2 million for discretionary pawn store real property purchases during the six months ended June 30, 2026 compared to $25.9 million and $28.1 million in the prior-year period, respectively. The Company paid $11.5 million in cash related to pawn store acquisitions during the six months ended June 30, 2026 compared to $33.6 million during the six months ended June 30, 2025. The Company funded a net increase in pawn loans of $148.0 million during the six months ended June 30, 2026 and funded a net increase of $30.6 million during the six months ended June 30, 2025. The Company funded a net increase in finance receivables of $14.5 million during the six months ended June 30, 2026 and $56.0 million during the six months ended June 30, 2025.

Cash Flow Used in Financing Activities

Net cash used in financing activities decreased $113.0 million, or 77%, from $146.0 million for the six months ended June 30, 2025 to $33.0 million for the six months ended June 30, 2026. Net payments on credit facilities were $544.5 million during the six months ended June 30, 2026 compared to net payments of $46.0 million during the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company received $750.0 million in proceeds from the offering of its 2034 Notes which was used to repay a portion of the outstanding balance on the Credit Facility, and to repay the U.K. Credit Facility in full and to repay the U.K. Term Loans in full, each of which were assumed as part of the H&T acquisition in 2025, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $8.8 million during the six months ended June 30, 2026. The Company paid $60.5 million to terminate the U.K. Term Loans and paid $4.2 million in related prepayment penalties. The Company funded $116.9 million of share repurchases during the six months ended June 30, 2026 compared to $60.5 million during the six months ended June 30, 2025. The Company paid dividends of $36.9 million during the six months ended June 30, 2026 compared to $33.8 million during the six months ended June 30, 2025. In addition, the Company paid withholding taxes of $11.2 million on net share settlements of restricted stock awards during the six months ended June 30, 2026 compared to $5.8 million during the six months ended June 30, 2025.

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

The Company has adjusted the applicable financial calculations to exclude merger and acquisition expenses, amortization of acquired intangible assets, the CFPB litigation settlement and certain other income and expenses. The Company does not consider these items to be related to the organic operations of the Company’s businesses or its continuing operations and are generally not relevant to assessing or estimating the long-term performance of the Company. In addition, excluding these items allows for more accurate comparisons of the financial results to prior periods. Merger and acquisition expenses include incremental costs directly associated with merger and acquisition activities, including professional fees, legal expenses, severance, retention and other employee-related costs, contract breakage costs, costs related to the consolidation of technology systems and corporate facilities and other integration costs, among others.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$93,467	$59,805	$2.12	$1.34	$201,169	$143,396	$4.56	$3.21
Adjustments, net of tax:
Merger and acquisition expenses	4,771	2,134	0.11	0.05	5,417	2,488	0.12	0.06
Amortization of acquired intangible assets	11,554	9,258	0.26	0.21	23,108	18,516	0.52	0.41
CFPB litigation settlement	—	9,390	—	0.21	—	9,390	—	0.21
Other expense (income), net	322	(967)	0.01	(0.02)	(532)	(1,391)	(0.01)	(0.03)
Adjusted net income and diluted earnings per share	$110,114	$79,620	$2.50	$1.79	$229,162	$172,399	$5.19	$3.86

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Net income	$93,467	$59,805	$201,169	$143,396	$388,148	$291,770
Income taxes	33,535	21,274	70,961	48,900	139,249	95,239
Depreciation and amortization (1)	32,440	25,864	63,956	51,366	124,396	103,733
Interest expense	35,702	26,337	70,230	53,808	137,715	108,429
Interest income	(417)	(527)	(644)	(1,756)	(1,823)	(2,687)
EBITDA	194,727	132,753	405,672	295,714	787,685	596,484
Adjustments:
Merger and acquisition expenses	6,358	2,777	7,223	3,239	18,353	3,506
CFPB litigation settlement	—	11,000	—	11,000	—	11,000
Other expense (income), net	346	(1,401)	(833)	(1,944)	(3,596)	1,982
Adjusted EBITDA	$201,431	$145,129	$412,062	$308,009	$802,442	$612,972

(1)Includes $15.1 million, $30.2 million and $59.6 million of amortization expense related to identifiable intangible assets for the three months, six months and trailing twelve months ended June 30, 2026, respectively. Includes $12.0 million, $24.0 million and $48.9 million of amortization expense related to identifiable intangible assets for the three months, six months and trailing twelve months ended June 30, 2025, respectively.

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

					Trailing Twelve
	Three Months Ended		Six Months Ended		Months Ended
	June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025
Cash flow from operating activities	$176,777	$116,854	$330,405	$243,494	$672,853	$554,733
Cash flow from certain investing activities:
Pawn loans made	(667,577)	(471,331)	(1,329,288)	(893,706)	(2,529,810)	(1,770,554)
Pawn loans repaid	372,464	257,218	776,118	531,098	1,442,058	1,026,859
Recovery of pawn loan principal through sale of forfeited collateral	193,646	164,081	405,124	332,016	832,441	661,991
Investments in finance receivables	(93,742)	(122,639)	(196,310)	(237,132)	(399,754)	(554,419)
Proceeds from finance receivables	94,206	87,228	181,848	181,155	342,965	396,691
Purchases of furniture, fixtures, equipment and improvements	(17,748)	(12,952)	(37,864)	(25,866)	(66,904)	(51,447)
Free cash flow	58,026	18,459	130,033	131,059	293,849	263,854
Merger and acquisition expenses paid, net of tax benefit	4,771	2,134	5,417	2,488	15,200	2,690
Adjusted free cash flow	$62,797	$20,593	$135,450	$133,547	$309,049	$266,544

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

The following table presents operating results for the Latin America pawn segment using the exchange rate from the prior-year comparable periods (in thousands):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
		Currency	Constant		Currency	Constant
	U.S.	Exchange	Currency	U.S.	Exchange	Currency
	Dollar	Rate	Basis	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)	Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$174,316	$(18,115)	$156,201	$334,157	$(39,642)	$294,515
Pawn loan fees	79,572	(8,291)	71,281	156,218	(18,579)	137,639
Wholesale scrap jewelry sales	38,154	—	38,154	58,786	—	58,786
Total revenue	292,042	(26,406)	265,636	549,161	(58,221)	490,940

Cost of revenue:
Cost of retail merchandise sold	113,763	(11,771)	101,992	217,829	(25,722)	192,107
Cost of wholesale scrap jewelry sold	32,947	(3,515)	29,432	49,807	(6,058)	43,749
Total cost of revenue	146,710	(15,286)	131,424	267,636	(31,780)	235,856

Net revenue	145,332	(11,120)	134,212	281,525	(26,441)	255,084

Segment expenses:
Operating expenses	82,181	(8,312)	73,869	162,908	(18,814)	144,094
Depreciation	5,002	(495)	4,507	9,587	(1,079)	8,508
Total segment expenses	87,183	(8,807)	78,376	172,495	(19,893)	152,602

Segment pre-tax operating income	$58,149	$(2,313)	$55,836	$109,030	$(6,548)	$102,482

The following table presents earning assets for the Latin America pawn segment using the exchange rate from the prior-year comparable period (in thousands):

	As of June 30, 2026
		Currency	Constant
	U.S.	Exchange	Currency
	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$198,347	$(14,261)	$184,086
Inventories	161,013	(11,601)	149,412
	$359,360	$(25,862)	$333,498

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal, Colombian peso and British pound sterling for the current and prior-year periods:

	June 30,		Favorable /
	2026	2025	(Unfavorable)
U.S. dollar / Mexican peso exchange rate:
End-of-period	17.5	18.9	7%
Three months ended	17.4	19.5	11%
Six months ended	17.5	20.0	13%

U.S. dollar / Guatemalan quetzal exchange rate:
End-of-period	7.6	7.7	1%
Three months ended	7.6	7.7	1%
Six months ended	7.6	7.7	1%

U.S. dollar / Colombian peso exchange rate:
End-of-period	3,444	4,070	15%
Three months ended	3,611	4,199	14%
Six months ended	3,655	4,195	13%

British pound sterling / U.S. dollar exchange rate:
End-of-period	1.33	1.37	(3)%
Three months ended	1.34	1.34	—%
Six months ended	1.35	1.30	4%

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of integrating H&T into its assessment of its internal control over financial reporting for the year ending December 31, 2026.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended June 30, 2026 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
April 1 through April 30, 2026	—	$—	—	$100,000
May 1 through May 31, 2026	—	—	—	100,000
June 1 through June 30, 2026	357,594	214.23	357,594	23,394
Total	357,594	214.23	357,594

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended June 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accrued expenses and other liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)In October 2025, the Company’s Board of Directors authorized the repurchases of an aggregate of $150.0 million of its shares of common stock. During July 2026, the Company repurchased a total of 107,000 shares of common stock at an aggregate cost of $23.4 million and an average cost per share of $218.04, which completed the share repurchase program authorized in October 2025. In July 2026, the Company’s Board of Directors authorized a common stock repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which the entire $150.0 million is currently remaining.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended June 30, 2026.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion	8-K	001-10960	2.1	06/18/2026
2.2	Rule 2.7 Announcement	8-K	001-10960	2.1	06/23/2026
2.3	Announcement for the Revised Offer dated July 16, 2026	8-K	001-10960	2.1	07/16/2026
3.1	Certificate of Formation of FirstCash Holdings, Inc.	8-K	001-10960	3.1	06/18/2026
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc.	8-K	001-10960	3.2	06/18/2026
4.1	Indenture, dated as of May 1, 2026, by and among FirstCash, Inc., the guarantors listed therein and BOKF, NA (including the form of Note attached as an exhibit thereto)	8-K	001-10960	4.1	05/01/2026
31.1	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Section 13(a)-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 27, 2026	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer)

/s/ BRIAN D. HOSTETLER
Brian D. Hostetler
Senior Vice President and Chief Accounting Officer
(As Principal Accounting Officer)