Form 10-Q
period 2026-09-30
FirstCash Holdings, Inc.
filed 2026-10-26
CIK 840489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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

As of October 21, 2026, there were 42,887,671 shares of common stock outstanding.

FIRSTCASH HOLDINGS, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

While the Company believes the expectations reflected in forward-looking statements are reasonable, there can be no assurances such expectations will prove to be accurate. Security holders are cautioned that such forward-looking statements involve risks and uncertainties. Certain factors may cause results to differ materially from those anticipated by the forward-looking statements made in this quarterly report. Such factors and risks may include, without limitation, risks related to the extensive regulatory environment in which the Company operates, including uncertainty involving the present regulatory environment in the jurisdictions in which the Company operates; risks associated with the legal and regulatory proceedings that the Company is a party to or may become a party to in the future; risks related to the Company’s acquisitions, including the failure of the Company’s acquisitions to deliver the estimated value and benefits expected by the Company and the ability of the Company to continue to identify and consummate acquisitions on favorable terms, if at all, and the ability of the Company to successfully integrate such acquisitions; risks related to the acquisition of Ramsdens, in particular, the ability to obtain the necessary anti-trust approval and to satisfy other customary closing conditions in the expected timeframe, if at all, and the ability to achieve the anticipated benefits from the acquisition of Ramsdens on the anticipated timeline, if at all; potential changes in consumer behavior and shopping patterns which could impact demand for the Company’s pawn loan, retail, lease-to-own (“LTO”) and retail finance products; labor shortages and increased labor costs; a deterioration in the economic conditions in the United States, Latin America and the United Kingdom, including as a result of geopolitical conflicts, inflation, elevated interest rates, increased energy costs and trade policy, which potentially could have an impact on discretionary consumer spending and demand for the Company’s products; currency fluctuations, primarily involving the Mexican peso and British pound sterling; competition the Company faces from other retailers and providers of retail payment solutions; the ability of the Company to successfully execute on its business strategies; risks related to the Company’s ability to prevent cyber attacks, other cybersecurity incidents, security breaches or other disruptions to its information technology systems; risks related to the Company’s ability to develop, operate and adapt its information technology infrastructure suitable for the nature of its business and to successfully transition acquired businesses to its information technology platform; risks related to the Company’s ability to keep pace with the adoption of generative artificial intelligence and other machine learning technologies to remain competitive; risks related to the contraction in sales activity or store closures at merchant partners of the Company’s retail point-of-sale (“POS”) payment solutions business; the ability of the Company’s retail POS payment solutions business to continue to grow its base of merchant partners; and other risks discussed and described in the Company’s most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), including the risks described in Part I, Item 1A, “Risk Factors” thereof, and other reports filed with the SEC. Many of these risks and uncertainties are beyond the ability of the Company to control, nor can the Company predict, in many cases, all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date of this quarterly report, and the Company expressly disclaims any obligation or undertaking to report any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,		December 31,
	2026	2025	2025
ASSETS
Cash and cash equivalents	$203,159	$130,240	$125,197
Accounts receivable, net	122,476	115,850	115,854
Pawn loans	907,670	788,130	831,497
Finance receivables, net	124,115	153,134	150,274
Inventories	598,551	456,273	487,232
Leased merchandise, net	74,705	99,725	114,283
Prepaid expenses and other current assets	36,360	49,008	32,131
Total current assets	2,067,036	1,792,360	1,856,468

Property and equipment, net	883,675	786,389	808,050
Operating lease right of use asset	366,097	371,311	365,621
Goodwill	2,035,199	1,970,358	2,023,426
Intangible assets, net	185,351	246,722	231,140
Other assets	12,549	9,775	9,796
Deferred tax assets, net	9,266	5,401	6,262
Total assets	$5,559,173	$5,182,316	$5,300,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$222,801	$163,412	$212,615
Customer deposits and prepayments	95,792	84,520	83,908
Lease liability, current	111,201	111,327	111,291
Total current liabilities	429,794	359,259	407,814

Revolving unsecured credit facility	169,000	575,000	559,000
Other long-term debt	2,278,072	1,638,106	1,649,434
Deferred tax liabilities, net	159,590	155,295	158,819
Lease liability, non-current	249,386	255,010	248,934
Total liabilities	3,285,842	2,982,670	3,024,001

Stockholders’ equity:
Common stock	575	575	575
Additional paid-in capital	1,766,506	1,766,282	1,771,379
Retained earnings	1,917,822	1,584,851	1,670,583
Accumulated other comprehensive loss	(67,890)	(76,766)	(64,835)
Common stock held in treasury, at cost	(1,343,682)	(1,075,296)	(1,100,940)
Total stockholders’ equity	2,273,331	2,199,646	2,276,762
Total liabilities and stockholders’ equity	$5,559,173	$5,182,316	$5,300,763

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue:
Retail merchandise sales	$480,981	$410,968	$1,417,078	$1,167,149
Pawn loan fees	267,290	221,088	792,429	603,781
Leased merchandise income	103,057	132,540	348,743	429,242
Interest and fees on retail finance products	73,749	81,683	222,046	231,171
Wholesale scrap jewelry sales	172,541	86,710	437,154	168,691
Other revenue	3,549	2,590	10,056	2,590
Total revenue	1,101,167	935,579	3,227,506	2,602,624

Cost of revenue:
Cost of retail merchandise sold	294,274	248,723	857,942	703,173
Depreciation of leased merchandise	63,113	76,028	215,822	243,119
Provision for lease losses	17,021	27,920	71,204	88,025
Provision for loan losses	40,790	40,347	123,564	118,468
Cost of wholesale scrap jewelry sold	140,159	68,220	335,955	138,479
Other cost of revenue	267	634	1,425	634
Total cost of revenue	555,624	461,872	1,605,912	1,291,898

Net revenue	545,543	473,707	1,621,594	1,310,726

Expenses and other income:
Operating expenses	269,106	236,528	806,273	673,607
Administrative expenses	66,723	58,845	199,326	166,631
Depreciation and amortization	32,283	29,034	96,239	80,400
Interest expense	37,678	32,216	107,908	86,024
Interest income	(434)	(908)	(1,078)	(2,664)
(Gain) loss on foreign exchange	(435)	(219)	201	(1,504)
Merger and acquisition expenses	3,760	9,472	10,983	12,711
Other income, net	(1,805)	(3,740)	(9,055)	(9,254)
Total expenses and other income	406,876	361,228	1,210,797	1,005,951

Income before income taxes	138,667	112,479	410,797	304,775

Provision for income taxes	37,515	29,672	108,476	78,572

Net income	$101,152	$82,807	$302,321	$226,203

Earnings per share:
Basic	$2.35	$1.87	$6.93	$5.09
Diluted	$2.33	$1.86	$6.89	$5.07

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$101,152	$82,807	$302,321	$226,203
Other comprehensive income (loss):
Currency translation adjustment	(12,144)	19,501	(3,055)	52,830
Comprehensive income	$89,008	$102,308	$299,266	$279,033

The accompanying notes are an integral part of these consolidated financial statements.

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands, except per share amounts)

Nine Months Ended September 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Shares	Amount				Shares	Amount
As of 12/31/2025	57,547	$575	$1,771,379	$1,670,583	$(64,835)	13,570	$(1,100,940)	$2,276,762
Shares issued under share-based compensation plan, net of 67 shares net-settled	—	—	(20,998)	—	—	(120)	9,758	(11,240)
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	107,702	—	—	—	107,702
Cash dividends ($0.42 per share)	—	—	—	(18,455)	—	—	—	(18,455)
Currency translation adjustment	—	—	—	—	(11,564)	—	—	(11,564)
Purchases of treasury stock, including excise tax	—	—	—	—	—	261	(50,500)	(50,500)
As of 3/31/2026	57,547	$575	$1,755,756	$1,759,830	$(76,399)	13,711	$(1,141,682)	$2,298,080
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	93,467	—	—	—	93,467
Cash dividends ($0.42 per share)	—	—	—	(18,411)	—	—	—	(18,411)
Currency translation adjustment	—	—	—	—	20,653	—	—	20,653
Purchases of treasury stock, including excise tax	—	—	—	—	—	357	(77,372)	(77,372)
As of 6/30/2026	57,547	$575	$1,761,131	$1,834,886	$(55,746)	14,068	$(1,219,054)	$2,321,792
Share-based compensation expense	—	—	5,375	—	—	—	—	5,375
Net income	—	—	—	101,152	—	—	—	101,152
Cash dividends ($0.42 per share)	—	—	—	(18,216)	—	—	—	(18,216)
Currency translation adjustment	—	—	—	—	(12,144)	—	—	(12,144)
Purchases of treasury stock, including excise tax	—	—	—	—	—	592	(124,628)	(124,628)
As of 9/30/2026	57,547	$575	$1,766,506	$1,917,822	$(67,890)	14,660	$(1,343,682)	$2,273,331

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

FIRSTCASH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended
	September 30,
	2026	2025
Cash flow from operating activities:
Net income	$302,321	$226,203
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation of leased merchandise	215,822	243,119
Provision for lease losses	71,204	88,025
Provision for loan losses	123,564	118,468
Share-based compensation expense	16,125	15,153
Depreciation and amortization expense	96,239	80,400
Amortization of debt issuance costs	3,504	2,974
Prepayment penalties on early termination of secured term loans	4,182	—
Net amortization of premiums, discounts and unearned origination fees on finance receivables	(51,422)	(48,945)
Deferred income taxes, net	(1,811)	16,709
Changes in operating assets and liabilities, net of business combinations:
Accounts receivable, net	(6,831)	(6,762)
Inventories purchased directly from customers, wholesalers or manufacturers	(45,803)	(13,367)
Leased merchandise	(247,448)	(302,432)
Prepaid expenses and other assets	(3,186)	(12,253)
Accounts payable, accrued liabilities and other liabilities	5,428	(27,086)
Income taxes	(9,495)	(909)
Net cash flow provided by operating activities	472,393	379,297
Cash flow from investing activities:
Pawn loans made	(1,995,764)	(1,416,821)
Pawn loans repaid	1,143,076	800,966
Recovery of pawn loan principal through sale of forfeited collateral	711,909	517,122
Investments in finance receivables	(283,490)	(338,295)
Proceeds from finance receivables	264,339	263,139
Purchases of furniture, fixtures, equipment and improvements	(55,954)	(37,419)
Purchases of store real property	(69,728)	(44,231)
Acquisitions of pawn stores, net of cash acquired	(21,074)	(406,874)
Net cash flow used in investing activities	(306,686)	(662,413)
Cash flow from financing activities:
Borrowings from credit facilities	433,924	689,372
Repayments of credit facilities	(878,378)	(315,070)
Prepayment penalties on early termination of secured term loans	(4,182)	—
Repayment and early termination of secured term loans	(60,505)	—
Issuance of senior unsecured notes	750,000	—
Debt issuance costs paid	(12,270)	—
Purchases of treasury stock	(251,150)	(90,459)
Payment of withholding taxes on net share settlements of restricted stock unit awards	(11,240)	(5,764)
Dividends paid	(55,082)	(52,435)
Net cash flow (used in) provided by financing activities	(88,883)	225,644
Effect of exchange rates on cash	1,138	12,617
Change in cash and cash equivalents	77,962	(44,855)
Cash and cash equivalents at beginning of the period	125,197	175,095
Cash and cash equivalents at end of the period	$203,159	$130,240

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

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not include certain information and disclosures required for comprehensive financial statements. These interim period financial statements should be read in conjunction with the Company’s audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 9, 2026. The consolidated financial statements as of September 30, 2026 and 2025, and for the three month and nine month periods ended September 30, 2026 and 2025, are unaudited, but in management’s opinion include all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position, results of operations and cash flows for such interim periods. Operating results for the periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year.

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

The net presentation of pawn loans within cash flows from investing activities in the consolidated statements of cash flows for the nine months ended September 30, 2025 has been revised to reflect a gross presentation of pawn loans made, pawn loans repaid and recovery of pawn loan principal through sale of forfeited collateral. This reclassification of prior period amounts did not result in changes to previously reported net cash flow used in investing activities.

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

Note 2 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$101,152	$82,807	$302,321	$226,203

Denominator:
Weighted-average common shares for calculating basic earnings per share	43,052	44,211	43,634	44,406
Effect of dilutive securities:
Restricted stock unit awards	283	261	236	197
Weighted-average common shares for calculating diluted earnings per share	43,335	44,472	43,870	44,603

Earnings per share:
Basic	$2.35	$1.87	$6.93	$5.09
Diluted	$2.33	$1.86	$6.89	$5.07

Note 3 - Acquisitions

Pending Ramsdens Acquisition

On June 23, 2026, the Company agreed on terms of the acquisition of Ramsdens, a leading pawn operator in the U.K. with over 175 store locations, whereby the Company will acquire the entire issued and to be issued share capital of Ramsdens by means of a court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act 2006, as amended (“Ramsdens Acquisition”). On July 16, 2026, the Company agreed on revised terms of the acquisition to increase the cash price to be received by Ramsdens’ shareholders. Under the revised terms of the Ramsdens Acquisition, Ramsdens’ shareholders will be entitled to receive 675 pence per share in cash. The total equity value for the Ramsdens Acquisition is approximately £228.6 million ($303.7 million USD using GBP/USD exchange rate of 1.33).

During the third quarter of 2026, both the Ramsdens’ shareholders and the U.K. financial regulator (Financial Conduct Authority) approved the acquisition. The Ramsdens Acquisition is expected to be consummated by the end of 2026, pending receipt of the required U.K. anti-trust approval and satisfaction of the remaining customary closing conditions.

Pawn Acquisitions

Consistent with the Company’s strategy to continue its expansion of pawn stores in strategic markets, during the nine months ended September 30, 2026, the Company acquired 11 pawn stores in the U.S. in five separate transactions and one store in the U.K. in a separate transaction. The aggregate purchase price for these acquisitions totaled $16.5 million, net of cash acquired and subject to future post-closing adjustments. The aggregate purchase price was composed of $15.8 million in cash paid during the nine months ended September 30, 2026 and remaining short-term amounts payable to certain of the sellers of $0.7 million. During the nine months ended September 30, 2026, the Company also paid $5.3 million of purchase price amounts payable related to prior-year pawn acquisitions.

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

H&T Acquisition

The Company completed the acquisition of H&T Group plc (“H&T”), the leading pawn operator in the U.K., on August 14, 2025, the date on which the balance sheet and operating results of H&T were included in the Company’s consolidated financial results (the “H&T Acquisition”). The purchase price allocation for the H&T Acquisition was finalized upon the conclusion of the measurement period on August 14, 2026. No material measurement period adjustments were recognized during the three month and nine month periods ended September 30, 2026.

Note 4 - Operating Leases

Lessor

For information about the Company’s revenue-generating activities as a lessor, refer to the “Leased merchandise and revenue recognition” section of Note 2 to the consolidated financial statements included in the Company’s 2025 Annual Report on Form 10-K. All of the Company’s lease agreements are considered operating leases.

Lessee

The Company leases approximately 61% of its U.S. pawnshop locations, almost all of its Latin America and U.K. pawnshop locations and certain administrative offices under operating leases and determines if an arrangement is or contains a lease at inception. Many leases include both lease and non-lease components for which the Company accounts separately. Lease components include rent, taxes and insurance costs while non-lease components include common area or other maintenance costs. Operating leases are included in operating lease right of use assets, lease liability, current and lease liability, non-current in the consolidated balance sheets. The Company does not have any finance leases.

Leased facilities are generally leased for a term of three to five years with one or more options to renew for an additional three to five years, typically at the Company’s sole discretion. In addition, the majority of these leases can be terminated early upon an adverse change in law which negatively affects the store’s profitability. The Company regularly evaluates renewal and termination options to determine if the Company is reasonably certain to exercise the option, and excludes these options from the lease term included in the recognition of the operating lease right of use asset and lease liability until such certainty exists. The weighted-average remaining lease term for operating leases was 4.2 years as of both September 30, 2026 and 2025.

The operating lease right of use asset and lease liability are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company’s leases do not provide an implicit rate, and therefore, it uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. The Company utilizes a portfolio approach for determining the incremental borrowing rate to apply to groups of leases with similar characteristics. The weighted-average discount rate used to measure the lease liability as of September 30, 2026 and 2025 was 7.9% and 8.5%, respectively.

The Company has certain operating leases in Mexico which are denominated in U.S. dollars. The liability related to these leases is considered a monetary liability and requires remeasurement each reporting period into the functional currency (Mexican pesos) using reporting date exchange rates. The remeasurement results in the recognition of foreign currency exchange gains or losses each reporting period, which can produce a certain level of earnings volatility. The Company recognized a foreign currency loss of $0.6 million and a gain of $0.6 million during the three months ended September 30, 2026 and 2025, respectively, related to the remeasurement of these U.S. dollar-denominated operating leases, which is included in (gain) loss on foreign exchange in the accompanying consolidated statements of income. During the nine months ended September 30, 2026 and 2025, the Company recognized a foreign currency gain of $1.0 million and $2.1 million, respectively, related to these U.S. dollar-denominated operating leases.

Lease expense is recognized on a straight-line basis over the lease term, with variable lease expense recognized in the period such payments are incurred. The following table details the components of lease expense included in operating expenses in the consolidated statements of income during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease expense	$40,193	$38,208	$121,420	$109,425
Variable lease expense (1)	5,871	5,066	17,303	14,783
Total operating lease expense	$46,064	$43,274	$138,723	$124,208

(1)Variable lease costs consist primarily of taxes, insurance and common area or other maintenance costs paid based on actual costs incurred by the lessor and can therefore vary over the lease term.

The following table details the maturity of lease liabilities for all operating leases as of September 30, 2026 (in thousands):

Three months ending December 31, 2026	$36,764
2027	127,176
2028	101,248
2029	71,616
2030	39,820
Thereafter	46,665
Total	$423,289
Less amount of lease payments representing interest	(62,702)
Total present value of lease payments	$360,587

The following table details supplemental cash flow information related to operating leases for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for amounts included in the measurement of operating lease liabilities	$113,240	$99,350
Leased assets obtained in exchange for new operating lease liabilities	$90,107	$85,718

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

Recurring Fair Value Measurements

The Company did not have any financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026, September 30, 2025 and December 31, 2025.

Fair Value Measurements on a Non-Recurring Basis

The Company measures non-financial assets and liabilities, such as property and equipment and intangible assets, at fair value on a non-recurring basis, or when events or circumstances indicate that the carrying amount of the assets may be impaired. There were no such events or conditions identified during the nine months ended September 30, 2026.

Financial Assets and Liabilities Not Measured at Fair Value, But for Which Fair Value is Disclosed

The Company’s financial assets and liabilities as of September 30, 2026, September 30, 2025 and December 31, 2025 that are not measured at fair value in the consolidated balance sheets are as follows (in thousands):

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2026	2026	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,159	$203,159	$203,159	$—	$—
Accounts receivable, net	122,476	122,476	—	—	122,476
Pawn loans	907,670	907,670	—	—	907,670
Finance receivables, net (1)	124,115	246,412	—	—	246,412
	$1,357,420	$1,479,717	$203,159	$—	$1,276,558

Financial liabilities:
Liability for off-balance sheet credit exposure	$24,057	$24,057	$—	$—	$24,057
Revolving unsecured credit facility	169,000	169,000	—	169,000	—
Other long-term debt (outstanding principal)	2,300,000	2,226,000	—	2,226,000	—
	$2,493,057	$2,419,057	$—	$2,395,000	$24,057

(1)Finance receivables, gross as of September 30, 2026 were $250.6 million. See Note 6.

	Carrying Value	Estimated Fair Value
	September 30,	September 30,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$130,240	$130,240	$130,240	$—	$—
Accounts receivable, net	115,850	115,850	—	—	115,850
Pawn loans	788,130	788,130	—	—	788,130
Finance receivables, net (1)	153,134	293,086	—	—	293,086
	$1,187,354	$1,327,306	$130,240	$—	$1,197,066

Financial liabilities:
Liability for off-balance sheet credit exposure	$4,790	$4,790	$—	$—	$4,790
Revolving unsecured credit facility	575,000	575,000	—	575,000	—
Other long-term debt (outstanding principal)	1,654,465	1,662,465	—	1,662,465	—
	$2,234,255	$2,242,255	$—	$2,237,465	$4,790

(1)Finance receivables, gross as of September 30, 2025 were $298.1 million. See Note 6.

	Carrying Value	Estimated Fair Value
	December 31,	December 31,	Fair Value Measurements Using
	2025	2025	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$125,197	$125,197	$125,197	$—	$—
Accounts receivable, net	115,854	115,854	—	—	115,854
Pawn loans	831,497	831,497	—	—	831,497
Finance receivables, net (1)	150,274	281,504	—	—	281,504
	$1,222,822	$1,354,052	$125,197	$—	$1,228,855

Financial liabilities:
Liability for off-balance sheet credit exposure	$13,782	$13,782	$—	$—	$13,782
Revolving unsecured credit facility	559,000	559,000	—	559,000	—
Other long-term debt (outstanding principal)	1,665,006	1,679,006	—	1,679,006	—
	$2,237,788	$2,251,788	$—	$2,238,006	$13,782

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

The carrying value of the liability for off-balance sheet credit exposure approximates fair value as of September 30, 2026, September 30, 2025 and December 31, 2025 due to the short-term nature and estimation based on current expected lifetime losses.

The carrying value of the revolving unsecured credit facility approximates fair value as of September 30, 2026, September 30, 2025 and December 31, 2025. The fair value of the revolving unsecured credit facility is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. In addition, the revolving unsecured credit facility has a variable interest rate based on the prevailing Secured Overnight Financing Rate (“SOFR”) for borrowings denominated in U.S. dollars and Sterling Overnight Index Average (“SONIA”) for borrowings denominated in British pounds sterling, and reprices with any changes in SOFR or SONIA.

As of September 30, 2026, the other long-term debt consists solely of fixed rate senior unsecured notes. As of September 30, 2025 and December 31, 2025, the other long-term debt consists primarily of fixed rate senior unsecured notes and secured term loans. The fair value of the senior unsecured notes is estimated based on quoted prices in markets that are not active. The fair value of the secured term loans is estimated based on market values for debt issuances with similar characteristics or rates currently available for debt with similar terms. The remainder of the other long-term debt consists of two variable interest rate credit facilities, the carrying value of which approximates fair value as of September 30, 2025 and December 31, 2025.

Note 6 - Finance Receivables, Net

Finance receivables, net, which include retail installment sales agreements and bank-originated loans, consist of the following (in thousands):

	As of September 30,		As of December 31,
	2026	2025	2025
Finance receivables, gross	$250,631	$298,081	$283,514
Merchant partner discounts and premiums, net	(24,798)	(24,195)	(22,728)
Unearned origination fees	(2,887)	(5,031)	(4,186)
Finance receivables, amortized cost	222,946	268,855	256,600
Less allowance for loan losses	(98,831)	(115,721)	(106,326)
Finance receivables, net	$124,115	$153,134	$150,274

The following table details the changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$105,006	$122,874	$106,326	$117,005
Provision for loan losses (1)	29,031	35,557	96,731	113,678
Charge-offs	(39,166)	(45,705)	(116,130)	(124,202)
Recoveries	3,960	2,995	11,904	9,240
Balance at end of period	$98,831	$115,721	$98,831	$115,721

(1)During the third quarter of 2025, the Company’s retail POS payment solutions business (American First Finance or “AFF”) began assisting certain customers in applying for a direct-to-consumer unsecured installment loan that is underwritten and fully retained by AFF’s bank partner (“OBS Loan”). OBS Loans are not reflected on the Company’s balance sheet as a finance receivable. The provision for loan losses presented on the consolidated statement of income for the three and nine months ended September 30, 2026 includes an additional $11.8 million and $26.8 million, respectively, of provision expense related to OBS Loans in which AFF is responsible for reimbursing the bank partner for certain charge-offs, which the Company is required to recognize a liability for at inception. The provision for loan losses presented on the consolidated statement of income for both the three and nine months ended September 30, 2025 includes an additional $4.8 million of provision expense related to OBS Loans in which AFF is responsible for reimbursing the bank partner for certain charge-offs, which the Company is required to recognize a liability for at inception. See the “OBS Loans” section in Note 9.

The following is an assessment of the credit quality indicators of the amortized cost of finance receivables as of September 30, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	Total
As of September 30, 2026
Delinquency:
1 to 30 days past due	$18,666	$5,547	$232	$24,445
31 to 60 days past due	10,308	3,480	176	13,964
61 to 89 days past due (1)	9,309	3,973	211	13,493
Total past due finance receivables	38,283	13,000	619	51,902
Current finance receivables	133,818	36,052	1,174	171,044
Finance receivables, amortized cost	$172,101	$49,052	$1,793	$222,946

	Origination Year
	2025	2024	2023	Total
As of September 30, 2025
Delinquency:
1 to 30 days past due	$22,166	$6,252	$152	$28,570
31 to 60 days past due	13,912	4,243	135	18,290
61 to 89 days past due (1)	10,338	3,972	127	14,437
Total past due finance receivables	46,416	14,467	414	61,297
Current finance receivables	163,697	43,056	805	207,558
Finance receivables, amortized cost	$210,113	$57,523	$1,219	$268,855

(1)The Company charges off finance receivables when a receivable is 90 days or more contractually past due.

The following table details the gross charge-offs of finance receivables for the nine months ended September 30, 2026 and 2025, by origination year (in thousands):

	Origination Year
	2026	2025	2024	2023	Total
Finance receivables gross charge-offs:
Gross charge-offs during the nine months ended September 30, 2026	$33,602	$74,489	$8,039	$—	$116,130

Gross charge-offs during the nine months ended September 30, 2025	—	37,469	80,525	6,208	124,202

Note 7 - Leased Merchandise, Net

Leased merchandise, net consists of the following (in thousands):

	As of September 30,		As of December 31,
	2026	2025	2025
Leased merchandise	$182,768	$242,961	$252,064
Processing fees	(1,433)	(2,040)	(2,240)
Merchant partner (discounts) and premiums, net	(82)	302	(175)
Accumulated depreciation	(58,681)	(77,457)	(70,650)
Leased merchandise, before allowance for lease losses	122,572	163,766	178,999
Less allowance for lease losses	(47,867)	(64,041)	(64,716)
Leased merchandise, net	$74,705	$99,725	$114,283

The following table details the changes in the allowance for lease losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$56,933	$69,667	$64,716	$80,257
Provision for lease losses	17,021	27,920	71,204	88,025
Charge-offs	(28,333)	(35,189)	(95,191)	(110,196)
Recoveries	2,246	1,643	7,138	5,955
Balance at end of period	$47,867	$64,041	$47,867	$64,041

Note 8 - Long-Term Debt

The following table details the Company’s long-term debt at the respective principal amounts, net of unamortized debt issuance costs on the senior unsecured notes (in thousands):

	As of September 30,		As of December 31,
	2026	2025	2025
Revolving credit facilities:
Revolving unsecured credit facility, maturing 2031 (1)	$169,000	$575,000	$559,000
Revolving secured credit facility, maturing 2027 (2)	—	43,886	54,476
Revolving unsecured uncommitted credit facility, maturing 2027 (1)	—	—	—
Total revolving credit facilities	169,000	618,886	613,476

Secured term loans:
Secured term loan, maturing 2027 (2)	—	26,924	26,902
Secured term loan, maturing 2029 (2)	—	13,462	13,451
Secured term loan, maturing 2031 (2)	—	20,193	20,177
Total secured term loans	—	60,579	60,530

Senior unsecured notes:
4.625% senior unsecured notes due 2028 (3)	497,590	496,419	496,706
5.625% senior unsecured notes due 2030 (4)	545,992	544,905	545,171
6.875% senior unsecured notes due 2032 (5)	493,279	492,317	492,551
6.125% senior unsecured notes due 2034 (6)	741,211	—	—
Total senior unsecured notes	2,278,072	1,533,641	1,534,428

Total long-term debt	$2,447,072	$2,213,106	$2,208,434

(1)Debt issuance costs related to the Company’s revolving unsecured credit facilities are included in other assets in the accompanying consolidated balance sheets.

(2)Assumed on August 14, 2025 in connection with the H&T Acquisition and repaid and terminated during the nine months ended September 30, 2026.

(3)As of September 30, 2026, September 30, 2025 and December 31, 2025, deferred debt issuance costs of $2.4 million, $3.6 million and $3.3 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2028 in the accompanying consolidated balance sheets.

(4)As of September 30, 2026, September 30, 2025 and December 31, 2025, deferred debt issuance costs of $4.0 million, $5.1 million and $4.8 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2030 in the accompanying consolidated balance sheets.

(5)As of September 30, 2026, September 30, 2025 and December 31, 2025, deferred debt issuance costs of $6.7 million, $7.7 million and $7.4 million, respectively, are included as a direct deduction from the carrying amount of the senior unsecured notes due 2032 in the accompanying consolidated balance sheets.

(6)As of September 30, 2026, deferred debt issuance costs of $8.8 million are included as a direct deduction from the carrying amount of the senior unsecured notes due 2034 in the accompanying consolidated balance sheets.

Revolving Unsecured Credit Facility

During the period from January 1, 2026 through August 27, 2026, the Company maintained an unsecured line of credit with a group of U.S.-based commercial lenders (the “Credit Facility”) in the amount of $700.0 million, which was scheduled to mature on August 8, 2029. The Credit Facility bore interest at the Company’s option of either (1) the prevailing SOFR (with interest periods of one, three or six months at the Company’s option) plus a fixed spread of 2.5% or (2) the prevailing prime or base rate plus a fixed spread of 1.5%.

On August 27, 2026, the Credit Facility was amended (the “2026 Amendment”) to, among other things, increase the total lender commitment, extend the term of the Credit Facility and amend certain financial covenants. Under the 2026 Amendment, the total lender commitment was increased from $700.0 million to $1,055.0 million and the term of the Credit Facility was extended to August 27, 2031. The 2026 Amendment permits borrowings denominated in British pounds sterling of up to a $500.0 million U.S. dollar equivalent. In addition, the 2026 Amendment increased the maximum permitted consolidated net leverage ratio to 3.5 times consolidated EBITDA, reduced the unused commitment fee and provided additional flexibility under certain of the negative covenants.

Borrowings denominated in U.S. dollars bear interest at the Company’s option of either (i) the prevailing SOFR (with interest periods of one, three or six months at the Company’s option) plus a fixed spread of 2.5% or (ii) the prevailing prime or base rate plus a fixed spread of 1.5%. Borrowings denominated in British pounds sterling bear interest at the prevailing SONIA plus a fixed spread of 2.5%. Additionally, the Company is required to pay an annual commitment fee of 0.25% on the average daily unused portion of the Credit Facility commitment.

As of September 30, 2026, the Company had $169.0 million in outstanding borrowings and $3.5 million in outstanding letters of credit under the Credit Facility, leaving $882.5 million available for future borrowings, subject to certain financial covenants. All borrowings as of September 30, 2026 are U.S. dollar borrowings. The weighted-average interest rate on amounts outstanding under the Credit Facility at September 30, 2026 was 6.30%. Under the terms of the Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Credit Facility also contains customary restrictions on the Company’s ability to incur additional debt, grant liens, make investments, consummate acquisitions and similar negative covenants with customary carve-outs and baskets. The Company was in compliance with the covenants of the Credit Facility as of September 30, 2026. During the nine months ended September 30, 2026, the Company made net payments of $390.0 million pursuant to the Credit Facility.

Acquisition Bridge Credit Agreement

In connection with the anticipated Ramsdens Acquisition, the Company entered into a Bridge Term Loan Credit Agreement (“Bridge Facility”), dated as of June 23, 2026 and amended as of July 16, 2026, with Jefferies Finance LLC (as administrative agent and lender) providing the Company certain borrowings in an aggregate amount of up to £239.0 million. The Bridge Facility provides a backstop for the anticipated financing of the Ramsdens Acquisition and satisfies the “certain funds” requirements under the U.K. City Code on Takeovers and Mergers. The availability of borrowings under the Bridge Facility is subject to the satisfaction of certain customary conditions, including, but not limited to, the consummation of the Ramsdens Acquisition contemporaneously with the initial funding of the Bridge Facility. The Company expects to replace the Bridge Facility prior to the closing date of the Ramsdens Acquisition by borrowing on the Credit Facility to finance the Ramsdens Acquisition and to pay related fees and expenses.

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

Revolving Unsecured Uncommitted Credit Facility

During the period from January 1, 2026 through July 29, 2026, the Company’s primary subsidiary in Mexico, First Cash S.A. de C.V., maintained an unsecured and uncommitted line of credit guaranteed by FirstCash, Inc. with a bank in Mexico (the “Mexico Credit Facility”) in the amount of $600.0 million Mexican pesos, which was scheduled to mature on August 24, 2027.

On July 29, 2026, the Mexico Credit Facility was amended to increase the lender commitment from $600.0 million Mexican pesos to $850.0 million Mexican pesos and to extend the term to August 24, 2031. The Mexico Credit Facility continues to bear interest at the Mexican Central Bank’s interbank equilibrium rate plus a fixed spread of 2.25%. Under the terms of the Mexico Credit Facility, the Company is required to maintain certain financial ratios and comply with certain financial covenants. The Company was in compliance with the covenants of the Mexico Credit Facility as of September 30, 2026. As of September 30, 2026, the Company had no amount outstanding under the Mexico Credit Facility and $47.7 million ($850.0 million Mexican pesos) available for future borrowings.

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

Senior Unsecured Notes Due 2028

On August 26, 2020, the Company issued $500.0 million of 4.625% senior unsecured notes due on September 1, 2028 (the “2028 Notes”), all of which are currently outstanding. Interest on the 2028 Notes is payable semi-annually in arrears on March 1 and September 1. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2028 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 2.75 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2028 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2028 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 2.75 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 2.75 to 1.

Senior Unsecured Notes Due 2030

On December 13, 2021, the Company issued $550.0 million of 5.625% senior unsecured notes due on January 1, 2030 (the “2030 Notes”), all of which are currently outstanding. Interest on the 2030 Notes is payable semi-annually in arrears on January 1 and July 1. The 2030 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2030 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2030 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2030 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2032

On February 21, 2024, the Company issued $500.0 million of 6.875% senior unsecured notes due on March 1, 2032 (the “2032 Notes”), all of which are currently outstanding. Interest on the 2032 Notes is payable semi-annually in arrears on March 1 and September 1. The 2032 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2032 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2032 Notes as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2032 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

Senior Unsecured Notes Due 2034

On May 1, 2026, the Company issued $750.0 million of 6.125% senior unsecured notes due on May 1, 2034 (the “2034 Notes”), all of which are currently outstanding. Interest on the 2034 Notes is payable semi-annually in arrears on May 1 and November 1, commencing on November 1, 2026. The 2034 Notes were sold in a private placement in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Company used the net proceeds from the offering to repay a portion of the outstanding balance on the Credit Facility, to repay the U.K. Credit Facility in full and to repay the U.K. Term Loans in full, after payment of fees and expenses related to the offering. The Company capitalized $9.2 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2034 Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2034 Notes in the accompanying consolidated balance sheets.

The 2034 Notes are fully and unconditionally guaranteed on a senior unsecured basis jointly and severally by all of the Company's existing and future domestic subsidiaries that guarantee its Credit Facility. The 2034 Notes will permit the Company to make restricted payments, such as purchasing shares of its stock and paying cash dividends, in an unlimited amount if, after giving pro forma effect to the incurrence of any indebtedness to make such payment, the Company's consolidated total debt ratio is less than 3.0 to 1. The consolidated total debt ratio is defined generally in the indenture governing the 2034 Notes (the “2034 Notes Indenture”) as the ratio of (1) the total consolidated debt of the Company minus cash and cash equivalents of the Company to (2) the Company’s consolidated trailing twelve months EBITDA, as adjusted to exclude certain non-recurring expenses and giving pro forma effect to operations acquired during the measurement period. As of September 30, 2026, the Company’s consolidated total debt ratio was 2.6 to 1. While the 2034 Notes generally limit the Company’s ability to make restricted payments if the consolidated total debt ratio is greater than 3.0 to 1, restricted payments are allowable within certain permitted baskets, which currently provide the Company with continued flexibility to make restricted payments when the Company’s consolidated total debt ratio is greater than 3.0 to 1.

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

OBS Loans

The Company is obligated to reimburse the Company’s bank partner for the outstanding principal amount plus accrued interest for all OBS Loans that are 90 days contractually past due. This obligation constitutes an off-balance sheet credit exposure for which the Company is required to recognize, upon inception of the obligation, a liability for the expected lifetime losses, which is included in accrued liabilities in the accompanying consolidated balance sheets. As of September 30, 2026 and 2025, the outstanding amount of OBS Loans originated and held by the Company’s bank partner, which would represent the maximum exposure to the Company, was $45.5 million and $9.7 million, respectively.

The following table details the changes in the liability for off-balance sheet credit exposure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance at beginning of period	$18,341	$—	$13,782	$—
Provision for loan losses	11,759	4,790	26,833	4,790
Charge-offs	(6,204)	—	(16,836)	—
Recoveries	161	—	278	—
Balance at end of period	$24,057	$4,790	$24,057	$4,790

Pending Ramsdens Acquisition

Under the terms of the pending Ramsdens Acquisition, Ramsdens’ shareholders will be entitled to receive 675 pence per share in cash. The total equity value for the Ramsdens Acquisition is approximately £228.6 million ($303.7 million USD using GBP/USD exchange rate of 1.33). The Company intends to borrow on its Credit Facility to finance the Ramsdens Acquisition and to pay related fees and expenses. The Company also entered into the Bridge Facility, which provides a backstop for the anticipated financing of the Ramsdens Acquisition and satisfies the “certain funds” requirements under the U.K. City Code on Takeovers and Mergers. During the third quarter of 2026, both the Ramsdens’ shareholders and the U.K. financial regulator (Financial Conduct Authority) approved the acquisition. The Ramsdens Acquisition is expected to be consummated by the end of 2026, pending receipt of the required U.K. anti-trust approval and satisfaction of the remaining customary closing conditions.

Gold Forward Sales Contracts

As of September 30, 2026, the Company had contractual commitments to deliver a total of 57,500 gold ounces between October 2026 and December 2027 at a weighted-average price of $4,147 per ounce. The ounces required to be delivered over this time period are less than the historical volume of scrap gold normally produced, and the Company expects to have the required gold ounces to meet the commitments as they come due.

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

The Company completed the acquisition of H&T, the leading pawn operator in the U.K., on August 14, 2025, the date the balance sheet and operating results of H&T, as reported in the U.K. pawn segment, were included in the Company’s consolidated financial results.

The following tables present reportable segment information for the three and nine month periods ended September 30, 2026 and 2025, as well as certain segment assets (in thousands):

	Three Months Ended September 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$278,937	$179,935	$22,527	$—	$(418)	$480,981
Pawn loan fees	155,939	83,103	28,248	—	—	267,290
Leased merchandise income	—	—	—	103,057	—	103,057
Interest and fees on retail finance products	—	—	—	73,749	—	73,749
Wholesale scrap jewelry sales	79,827	47,668	45,046	—	—	172,541
Other revenue	—	—	3,549	—	—	3,549
Total revenue	514,703	310,706	99,370	176,806	(418)	1,101,167

Cost of revenue:
Cost of retail merchandise sold	162,007	117,341	15,161	—	(235)	294,274
Depreciation of leased merchandise	—	—	—	63,256	(143)	63,113
Provision for lease losses	—	—	—	17,015	6	17,021
Provision for loan losses	—	—	—	40,790	—	40,790
Cost of wholesale scrap jewelry sold	67,572	39,884	32,703	—	—	140,159
Other cost of revenue	—	—	267	—	—	267
Total cost of revenue	229,579	157,225	48,131	121,061	(372)	555,624

Net revenue	285,124	153,481	51,239	55,745	(46)	545,543

Expenses and other income:
Operating expenses	142,399	84,341	20,529	21,837	—	269,106
Administrative expenses	—	—	—	—	66,723	66,723
Depreciation and amortization	9,437	4,568	1,510	749	16,019	32,283
Interest expense	—	—	—	—	37,678	37,678
Interest income	—	—	—	—	(434)	(434)
Gain on foreign exchange	—	—	—	—	(435)	(435)
Merger and acquisition expenses	—	—	—	—	3,760	3,760
Other income, net	—	—	—	—	(1,805)	(1,805)
Total expenses and other income	151,836	88,909	22,039	22,586	121,506	406,876

Income (loss) before income taxes	$133,288	$64,572	$29,200	$33,159	$(121,552)	$138,667

	Nine Months Ended September 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$838,442	$514,092	$65,839	$—	$(1,295)	$1,417,078
Pawn loan fees	463,809	239,321	89,299	—	—	792,429
Leased merchandise income	—	—	—	348,743	—	348,743
Interest and fees on retail finance products	—	—	—	222,046	—	222,046
Wholesale scrap jewelry sales	199,530	106,454	131,170	—	—	437,154
Other revenue	—	—	10,056	—	—	10,056
Total revenue	1,501,781	859,867	296,364	570,789	(1,295)	3,227,506

Cost of revenue:
Cost of retail merchandise sold	477,416	335,170	46,047	—	(691)	857,942
Depreciation of leased merchandise	—	—	—	216,309	(487)	215,822
Provision for lease losses	—	—	—	71,462	(258)	71,204
Provision for loan losses	—	—	—	123,564	—	123,564
Cost of wholesale scrap jewelry sold	164,631	89,691	81,633	—	—	335,955
Other cost of revenue	—	—	1,425	—	—	1,425
Total cost of revenue	642,047	424,861	129,105	411,335	(1,436)	1,605,912

Net revenue	859,734	435,006	167,259	159,454	141	1,621,594

Expenses and other income:
Operating expenses	428,623	247,249	60,962	69,439	—	806,273
Administrative expenses	—	—	—	—	199,326	199,326
Depreciation and amortization	27,207	14,155	4,306	2,199	48,372	96,239
Interest expense	—	—	—	—	107,908	107,908
Interest income	—	—	—	—	(1,078)	(1,078)
Loss on foreign exchange	—	—	—	—	201	201
Merger and acquisition expenses	—	—	—	—	10,983	10,983
Other income, net	—	—	—	—	(9,055)	(9,055)
Total expenses and other income	455,830	261,404	65,268	71,638	356,657	1,210,797

Income (loss) before income taxes	$403,904	$173,602	$101,991	$87,816	$(356,516)	$410,797

	As of September 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$487,245	$205,484	$214,941	$—	$—	$907,670
Finance receivables, net	—	—	—	124,115	—	124,115
Inventories	336,233	155,690	106,628	—	—	598,551
Leased merchandise, net	—	—	—	74,761	(56)	74,705
Goodwill	1,215,044	193,404	140,546	486,205	—	2,035,199
Total assets	3,065,595	863,943	603,867	769,286	256,482	5,559,173

	Three Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$252,963	$144,644	$14,066	$—	$(705)	$410,968
Pawn loan fees	138,867	67,199	15,022	—	—	221,088
Leased merchandise income	—	—	—	132,540	—	132,540
Interest and fees on retail finance products	—	—	—	81,683	—	81,683
Wholesale scrap jewelry sales	45,607	17,831	23,272	—	—	86,710
Other revenue	—	—	2,590	—	—	2,590
Total revenue	437,437	229,674	54,950	214,223	(705)	935,579

Cost of revenue:
Cost of retail merchandise sold	145,411	92,931	10,755	—	(374)	248,723
Depreciation of leased merchandise	—	—	—	76,253	(225)	76,028
Provision for lease losses	—	—	—	28,005	(85)	27,920
Provision for loan losses	—	—	—	40,347	—	40,347
Cost of wholesale scrap jewelry sold	38,520	15,000	14,700	—	—	68,220
Other cost of revenue	—	—	634	—	—	634
Total cost of revenue	183,931	107,931	26,089	144,605	(684)	461,872

Net revenue	253,506	121,743	28,861	69,618	(21)	473,707

Expenses and other income:
Operating expenses	133,024	70,327	10,225	22,952	—	236,528
Administrative expenses	—	—	—	—	58,845	58,845
Depreciation and amortization	8,464	4,443	742	687	14,698	29,034
Interest expense	—	—	—	—	32,216	32,216
Interest income	—	—	—	—	(908)	(908)
Gain on foreign exchange	—	—	—	—	(219)	(219)
Merger and acquisition expenses	—	—	—	—	9,472	9,472
Other income, net	—	—	—	—	(3,740)	(3,740)
Total expenses and other income	141,488	74,770	10,967	23,639	110,364	361,228

Income (loss) before income taxes	$112,018	$46,973	$17,894	$45,979	$(110,385)	$112,479

	Nine Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$754,106	$401,132	$14,066	$—	$(2,155)	$1,167,149
Pawn loan fees	407,763	180,996	15,022	—	—	603,781
Leased merchandise income	—	—	—	429,242	—	429,242
Interest and fees on retail finance products	—	—	—	231,171	—	231,171
Wholesale scrap jewelry sales	107,839	37,580	23,272	—	—	168,691
Other revenue	—	—	2,590	—	—	2,590
Total revenue	1,269,708	619,708	54,950	660,413	(2,155)	2,602,624

Cost of revenue:
Cost of retail merchandise sold	434,318	259,249	10,755	—	(1,149)	703,173
Depreciation of leased merchandise	—	—	—	243,925	(806)	243,119
Provision for lease losses	—	—	—	88,276	(251)	88,025
Provision for loan losses	—	—	—	118,468	—	118,468
Cost of wholesale scrap jewelry sold	92,009	31,770	14,700	—	—	138,479
Other cost of revenue	—	—	634	—	—	634
Total cost of revenue	526,327	291,019	26,089	450,669	(2,206)	1,291,898

Net revenue	743,381	328,689	28,861	209,744	51	1,310,726

Expenses and other income:
Operating expenses	395,790	196,158	10,225	71,434	—	673,607
Administrative expenses	—	—	—	—	166,631	166,631
Depreciation and amortization	24,155	13,173	742	2,091	40,239	80,400
Interest expense	—	—	—	—	86,024	86,024
Interest income	—	—	—	—	(2,664)	(2,664)
Gain on foreign exchange	—	—	—	—	(1,504)	(1,504)
Merger and acquisition expenses	—	—	—	—	12,711	12,711
Other income, net	—	—	—	—	(9,254)	(9,254)
Total expenses and other income	419,945	209,331	10,967	73,525	292,183	1,005,951

Income (loss) before income taxes	$323,436	$119,358	$17,894	$136,219	$(292,132)	$304,775

	As of September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Pawn loans	$426,288	$173,203	$188,639	$—	$—	$788,130
Finance receivables, net	—	—	—	153,134	—	153,134
Inventories	266,452	124,081	65,740	—	—	456,273
Leased merchandise, net	—	—	—	99,909	(184)	99,725
Goodwill	1,156,052	189,061	139,040	486,205	—	1,970,358
Total assets	2,800,729	780,099	546,739	887,899	166,850	5,182,316

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

The Company completed the acquisition of H&T, the leading pawn operator in the U.K., on August 14, 2025, the date the balance sheet and operating results of H&T, as reported in the U.K. pawn segment, were included in the Company’s consolidated financial results.

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

OPERATIONS AND LOCATIONS

Pawn Operations

As of September 30, 2026, the Company operated 3,352 pawn store locations composed of 1,215 stores in 29 U.S. states and the District of Columbia, 1,732 stores in 32 states in Mexico, 77 stores in Guatemala, 18 stores in El Salvador, 12 stores in Colombia and 298 stores in the U.K.

The following tables detail pawn store count activity for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,212	1,836	295	3,343
New locations opened	2	6	2	10
Locations acquired	3	—	1	4
Consolidation of existing pawn locations (1)	(2)	(3)	—	(5)
Total locations, end of period	1,215	1,839	298	3,352

	Nine Months Ended September 30, 2026
	U.S.	Latin America	U.K.	Total
Total locations, beginning of period	1,207	1,837	286	3,330
New locations opened	3	16	11	30
Locations acquired	11	—	1	12
Consolidation of existing pawn locations (1)	(6)	(14)	—	(20)
Total locations, end of period	1,215	1,839	298	3,352

(1)Store consolidations, which include certain acquired locations that have been combined with overlapping stores, represent closings for which the Company expects to maintain a significant portion of the customer base in the consolidated location.

POS Payment Solutions

As of September 30, 2026, AFF provided LTO and retail POS payment solutions for consumer goods and services through a network of approximately 17,000 active retail merchant partner locations located in all 50 U.S. states and the District of Columbia, up from approximately 15,800 locations at September 30, 2025.

CRITICAL ACCOUNTING ESTIMATES

The financial statements have been prepared in accordance with GAAP. The significant accounting policies and estimates that the Company believes are the most critical to aid in fully understanding and evaluating its reported financial results have been reported in the Company’s 2025 Annual Report on Form 10-K. There have been no changes to the Company’s significant accounting policies for the nine months ended September 30, 2026.

RESULTS OF OPERATIONS (unaudited)

Operating Results for the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment as of and for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 (in thousands).

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

	Three Months Ended September 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$278,937	$179,935	$22,527	$—	$(418)	$480,981
Pawn loan fees	155,939	83,103	28,248	—	—	267,290
Leased merchandise income	—	—	—	103,057	—	103,057
Interest and fees on retail finance products	—	—	—	73,749	—	73,749
Wholesale scrap jewelry sales	79,827	47,668	45,046	—	—	172,541
Other revenue	—	—	3,549	—	—	3,549
Total revenue	514,703	310,706	99,370	176,806	(418)	1,101,167

Cost of revenue:
Cost of retail merchandise sold	162,007	117,341	15,161	—	(235)	294,274
Depreciation of leased merchandise	—	—	—	63,256	(143)	63,113
Provision for lease losses	—	—	—	17,015	6	17,021
Provision for loan losses	—	—	—	40,790	—	40,790
Cost of wholesale scrap jewelry sold	67,572	39,884	32,703	—	—	140,159
Other cost of revenue	—	—	267	—	—	267
Total cost of revenue	229,579	157,225	48,131	121,061	(372)	555,624

Net revenue	285,124	153,481	51,239	55,745	(46)	545,543

Expenses and other income:
Operating expenses	142,399	84,341	20,529	21,837	—	269,106
Administrative expenses	—	—	—	—	66,723	66,723
Depreciation and amortization	9,437	4,568	1,510	749	16,019	32,283
Interest expense	—	—	—	—	37,678	37,678
Interest income	—	—	—	—	(434)	(434)
Gain on foreign exchange	—	—	—	—	(435)	(435)
Merger and acquisition expenses	—	—	—	—	3,760	3,760
Other income, net	—	—	—	—	(1,805)	(1,805)
Total expenses and other income	151,836	88,909	22,039	22,586	121,506	406,876

Income (loss) before income taxes	$133,288	$64,572	$29,200	$33,159	$(121,552)	$138,667

	Three Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$252,963	$144,644	$14,066	$—	$(705)	$410,968
Pawn loan fees	138,867	67,199	15,022	—	—	221,088
Leased merchandise income	—	—	—	132,540	—	132,540
Interest and fees on retail finance products	—	—	—	81,683	—	81,683
Wholesale scrap jewelry sales	45,607	17,831	23,272	—	—	86,710
Other revenue	—	—	2,590	—	—	2,590
Total revenue	437,437	229,674	54,950	214,223	(705)	935,579

Cost of revenue:
Cost of retail merchandise sold	145,411	92,931	10,755	—	(374)	248,723
Depreciation of leased merchandise	—	—	—	76,253	(225)	76,028
Provision for lease losses	—	—	—	28,005	(85)	27,920
Provision for loan losses	—	—	—	40,347	—	40,347
Cost of wholesale scrap jewelry sold	38,520	15,000	14,700	—	—	68,220
Other cost of revenue	—	—	634	—	—	634
Total cost of revenue	183,931	107,931	26,089	144,605	(684)	461,872

Net revenue	253,506	121,743	28,861	69,618	(21)	473,707

Expenses and other income:
Operating expenses	133,024	70,327	10,225	22,952	—	236,528
Administrative expenses	—	—	—	—	58,845	58,845
Depreciation and amortization	8,464	4,443	742	687	14,698	29,034
Interest expense	—	—	—	—	32,216	32,216
Interest income	—	—	—	—	(908)	(908)
Gain on foreign exchange	—	—	—	—	(219)	(219)
Merger and acquisition expenses	—	—	—	—	9,472	9,472
Other income, net	—	—	—	—	(3,740)	(3,740)
Total expenses and other income	141,488	74,770	10,967	23,639	110,364	361,228

Income (loss) before income taxes	$112,018	$46,973	$17,894	$45,979	$(110,385)	$112,479

	As of September 30, 2026
	U.S. Pawn		Latin America Pawn	U.K. Pawn	Total Pawn
Earning assets:
Pawn loans	$487,245		$205,484	$214,941	$907,670
Inventories	336,233		155,690	106,628	598,551
	$823,478		$361,174	$321,569	$1,506,221

Average outstanding pawn loan amount (in ones)	$319		$103	$905	$241

Composition of pawn collateral:
Jewelry	73%		48%	99%	72%
General merchandise	27%		52%	1%	28%
	100%		100%	100%	100%

Composition of inventories:
Jewelry	63%		52%	99%	67%
General merchandise	37%		48%	1%	33%
	100%		100%	100%	100%

Percentage of inventory aged greater than one year	2.9%	(1)	1.3%	11.6%	4.0%	(1)

Inventory turns (trailing twelve months cost of merchandise sales divided by average inventories)	2.8 times		3.9 times	2.0 times	3.0 times

Store count	1,215		1,839	298	3,352
Weighted-average store count for the three months ended September 30	1,212		1,838	297	3,347
Weighted-average store count for the nine months ended September 30	1,209		1,838	293	3,340

(1)    Percentage of inventory aged greater than one year is 1.6% for U.S. pawn and 3.3% for total pawn excluding certain recently acquired U.S. stores which have historically carried significantly higher levels of aged jewelry inventory.

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

U.S. Pawn Segment

Merchandise Sales Operations

U.S. retail merchandise sales increased 10% to $278.9 million during the third quarter of 2026 compared to $253.0 million for the third quarter of 2025. Same-store retail sales increased 7% in the third quarter of 2026 compared to the third quarter of 2025. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the third quarter of 2026 compared to the third quarter of 2025. The gross profit margin on retail merchandise sales in the U.S. was 42% during the third quarter of 2026 compared to 43% during the third quarter of 2025.

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 75% to $79.8 million during the third quarter of 2026 compared to $45.6 million during the third quarter of 2025. The scrap gross profit margin in the U.S. was 15% compared to the prior-year margin of 16%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

U.S. inventories increased 26% to $336.2 million as of September 30, 2026 compared to $266.5 million as of September 30, 2025. The increase was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited inventory available for sale, partially offset by an increase in forfeited collateral that was scrapped. Inventories aged greater than one year in the U.S. were 2.9% at September 30, 2026 compared to 1.9% at September 30, 2025. Excluding certain recently acquired U.S. stores which have historically carried significantly higher levels of aged jewelry inventory, aged inventories greater than one year were 1.6% at September 30, 2026.

Pawn Lending Operations

U.S. pawn loan receivables increased 14% to $487.2 million as of September 30, 2026 compared to $426.3 million as of September 30, 2025. On a same-store basis, pawn loan receivables increased 12% as of September 30, 2026 compared to September 30, 2025. The Company believes the increase in same-store pawn receivables was primarily due to continued strong customer demand from a combination of more customer transactions and an increase in the average loan amount requested by customers.

U.S. pawn loan fees increased 12% to $155.9 million during the third quarter of 2026 compared to $138.9 million for the third quarter of 2025. Same-store pawn loan fees increased 11% in the third quarter of 2026 compared to the third quarter of 2025. The increase in total and same-store pawn loan fees was due to the higher pawn receivable balances.

Segment Expenses

U.S. operating expenses increased 7% to $142.4 million during the third quarter of 2026 compared to $133.0 million during the third quarter of 2025 while same-store operating expenses increased 5% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the third quarter of 2026 was $133.3 million, which generated a pre-tax segment operating margin of 26% compared to $112.0 million and 26% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 benefited from an 8% favorable change in the average value of the Mexican peso compared to the U.S. dollar. The translated value of Latin America segment earning assets as of September 30, 2026 compared to September 30, 2025 also benefited from a 3% favorable change in the end-of-period value of the Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

Latin America retail merchandise sales increased 24% (16% on a constant currency basis) to $179.9 million during the third quarter of 2026 compared to $144.6 million for the third quarter of 2025. Same-store retail sales increased 25% (16% on a constant currency basis) during the third quarter of 2026 compared to the third quarter of 2025. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the third quarter of 2026 compared to the third quarter of 2025. The gross profit margin on retail merchandise sales was 35% during the third quarter of 2026 compared to 36% during the third quarter of 2025.

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 167% to $47.7 million during the third quarter of 2026 compared to $17.8 million during the third quarter of 2025. The scrap gross profit margin in Latin America was 16% for both the third quarter of 2026 and 2025. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Latin America inventories increased 25% (22% on a constant currency basis) to $155.7 million at September 30, 2026 compared to $124.1 million at September 30, 2025. The increase in constant currency inventories was primarily due to increased pawn lending activity over the past several quarters, creating more forfeited inventory and a slightly increased mix of higher value jewelry inventory, partially offset by an increase in forfeited collateral that was scrapped. Inventories aged greater than one year in Latin America were 1.3% at September 30, 2026 compared to 1.4% at September 30, 2025.

Pawn Lending Operations

Latin America pawn loan receivables increased 19% (15% on a constant currency basis) to $205.5 million as of September 30, 2026 compared to $173.2 million as of September 30, 2025. On a same-store basis, pawn loan receivables also increased 19% (15% on a constant currency basis) as of September 30, 2026 compared to September 30, 2025. The increase in constant currency total and same-store pawn receivables is primarily due to the increased number of pawn loans and larger average loan sizes, driven in part by an increased mix of higher value jewelry loans.

Latin America pawn loan fees increased 24% (15% on a constant currency basis), totaling $83.1 million during the third quarter of 2026 compared to $67.2 million for the third quarter of 2025. Same-store pawn fees also increased 24% (15% on a constant currency basis) in the third quarter of 2026 compared to the third quarter of 2025. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 20% (12% on a constant currency basis) to $84.3 million during the third quarter of 2026 compared to $70.3 million during the third quarter of 2025. Same-store operating expenses also increased 20% (11% on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wages and benefits.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2026 was $64.6 million, which generated a pre-tax segment operating margin of 21% compared to $47.0 million and 20% in the prior year, respectively. The increase in the segment pre-tax operating income reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

On August 14, 2025, the Company completed the H&T Acquisition. The results of operations of the U.K. pawn segment for the three months ended September 30, 2026 includes H&T’s results of operations for three full months while the comparable prior-year period includes H&T’s results of operations for the period August 14, 2025 to September 30, 2025 (“H&T PY Partial Period”), affecting comparability.

U.K. segment pre-tax operating income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was impacted by a 1% unfavorable change in the average value of the U.S. dollar compared to the British pound sterling. The translated value of U.K. earning assets as of September 30, 2026 compared to September 30, 2025 was also impacted by a 1% unfavorable change in the end-of-period U.S. dollar compared to the British pound sterling. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

U.K. retail merchandise sales increased 60% (61% on a constant currency basis) to $22.5 million during the third quarter of 2026 compared to $14.1 million for the third quarter of 2025. The increase was primarily due to the H&T PY Partial Period. The gross profit margin on retail merchandise sales was 33% during the third quarter of 2026 compared to 24% during the third quarter of 2025. The increase in the retail gross margin was primarily due to increased gold prices compared to a year ago.

U.K. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 94% to $45.0 million during the third quarter of 2026 compared to $23.3 million during the third quarter of 2025. The increase was primarily due to the H&T PY Partial Period. The scrap gross profit margin in the U.K. was 27% for the third quarter of 2026 and 37% for the third quarter of 2025. The decrease in the scrap gross margin was primarily due to the increased cost of inventories acquired through forfeiture or purchase over the past several quarters consistent with gold prices over that period.

U.K. inventories increased 62% (64% on a constant currency basis) to $106.6 million at September 30, 2026 compared to $65.7 million at September 30, 2025. The increase in inventories was primarily due to increased jewelry counts held per store and increased cost of inventories acquired through forfeiture or purchase over the past several quarters, consistent with gold prices over that period. Inventories aged greater than one year in the U.K. were 11.6% at September 30, 2026 compared to 7.9% at September 30, 2025.

Pawn Lending Operations

U.K. pawn loan receivables increased 14% (15% on a constant currency basis) to $214.9 million as of September 30, 2026 compared to $188.6 million as of September 30, 2025. On a same-store basis, pawn loan receivables increased 13% (14% on a constant currency basis) as of September 30, 2026 compared to September 30, 2025. The Company believes the increase in pawn loan receivables was primarily due to continued strong customer demand from a combination of more customer transactions and an increase in the average loan amount requested by customers.

U.K. pawn loan fees increased 88% (89% on a constant currency basis), totaling $28.2 million during the third quarter of 2026 compared to $15.0 million for the third quarter of 2025. The increase was primarily due to the H&T PY Partial Period.

Segment Expenses

Operating expenses increased 101% (also 101% on a constant currency basis) to $20.5 million during the third quarter of 2026 compared to $10.2 million during the third quarter of 2025. The increase was primarily due to the H&T PY Partial Period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the third quarter of 2026 was $29.2 million, which generated a pre-tax segment operating margin of 29% compared to $17.9 million and 33% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to the H&T PY Partial Period.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Leased merchandise	$72,233	$104,772
Finance receivables (1)	140,243	144,012
Total gross transaction volume	$212,476	$248,784

(1)    For the three months ended September 30, 2026 and 2025, includes $22.9 million and $10.4 million of OBS Loans, respectively.

The following table details retail POS payment solutions earning assets as of September 30, 2026 as compared to September 30, 2025 (in thousands):

	As of September 30,
	2026	2025
Leased merchandise, net:
Leased merchandise, before allowance for lease losses	$122,807	$164,215
Less allowance for lease losses	(48,046)	(64,306)
Leased merchandise, net (1)	$74,761	$99,909

Finance receivables, net:
Finance receivables, before allowance for loan losses (2)	$222,946	$268,855
Less allowance for loan losses	(98,831)	(115,721)
Finance receivables, net	$124,115	$153,134

(1)Includes $0.1 million and $0.2 million of intersegment transactions as of September 30, 2026 and 2025, respectively, related to the Company offering AFF’s LTO payment solution in its U.S. pawn stores that are eliminated upon consolidation.

(2)Does not include $45.5 million and $9.7 million of outstanding OBS Loans held by AFF’s bank partner as of September 30, 2026 and 2025, respectively. Combined finance receivables, before allowance for loan losses, and OBS Loans totaled $268.4 million and $278.5 million as of September 30, 2026 and 2025, respectively. See the “OBS Loans” section in Note 9 of Notes to Consolidated Financial Statements.

The following table details certain retail POS payment solutions portfolio metrics for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

	Three Months Ended
	September 30,
	2026	2025
Leased merchandise portfolio metrics:
Provision rate (1)	23.6%	26.7%
Average monthly net charge-off rate (2)	6.6%	6.7%
Delinquency rate (3)	26.5%	25.5%

Finance receivables portfolio metrics:
Provision rate (1)	29.1%	28.0%
Average monthly net charge-off rate (2)	5.1%	5.2%
Delinquency rate (3)	22.8%	22.4%

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

LTO Operations

Leased merchandise, before allowance for lease losses, decreased 25% to $122.8 million as of September 30, 2026 compared to $164.2 million as of September 30, 2025. The decrease was primarily due to decreased gross transaction volumes as a result of continued weakness in the furniture industry.

The allowance for lease losses decreased 25% to $48.0 million as of September 30, 2026 compared to $64.3 million as of September 30, 2025, which was primarily due to the decrease in leased merchandise balances outstanding. As a percentage of leased merchandise, the allowance was 39% at both September 30, 2026 and 2025.

Leased merchandise income decreased 22% to $103.1 million during the third quarter of 2026 compared to $132.5 million during the third quarter of 2025, which was primarily due to lower average leased merchandise balances outstanding during the third quarter of 2026 compared to the third quarter of 2025.

Depreciation of leased merchandise decreased 17% to $63.3 million during the third quarter of 2026 compared to $76.3 million during the third quarter of 2025, primarily due to the decrease in leased merchandise balances outstanding, partially offset by increased early buyout activity resulting in an increase in accelerated depreciation during the third quarter of 2026 compared to the third quarter of 2025. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 61% during the third quarter of 2026 from 58% during the third quarter of 2025.

Provision for lease losses decreased 39% to $17.0 million during the third quarter of 2026 compared to $28.0 million during the third quarter of 2025, which was primarily due to the 31% decrease in gross transaction volumes and slightly lower lease loss provisioning rates used during the third quarter of 2026 compared to the third quarter of 2025. As a percentage of gross transaction volume, the provision for lease losses decreased to 24% during the third quarter of 2026 compared to 27% during the third quarter of 2025.

Retail Finance Operations

Finance receivables, before allowance for loan losses, decreased 17% as of September 30, 2026 compared to September 30, 2025. The decrease was primarily due to a shift in a number of finance receivable transaction volumes to OBS Loans, which are not included on the Company’s balance sheet. As of September 30, 2026, the outstanding amount of OBS Loans originated and held by the Company’s bank partner was $45.5 million. Including the OBS Loans, finance receivables, before allowance for loan losses would have decreased 4% as of September 30, 2026 compared to September 30, 2025, which was primarily due to the 3% decrease in gross transaction volume, which includes OBS Loans originated.

The allowance for loan losses decreased 15% to $98.8 million as of September 30, 2026 compared to $115.7 million as of September 30, 2025, which was primarily due to the decrease in finance receivables outstanding. As a percentage of finance receivables, the allowance was 44% at September 30, 2026 compared to 43% at September 30, 2025.

Interest and fees on retail finance products decreased 10% to $73.7 million during the third quarter of 2026 compared to $81.7 million during the third quarter of 2025. The decrease was primarily due to the decrease in combined finance receivable and OBS Loan balances outstanding and a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates, during the third quarter of 2026 compared to the third quarter of 2025.

Provision for loan losses increased 1% to $40.8 million during the third quarter of 2026 compared to $40.3 million during the third quarter of 2025, which was primarily due to slightly higher loan loss provisioning rates used during the third quarter of 2026 compared to the third quarter of 2025, partially offset by the 3% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses increased to 29% during the third quarter of 2026 from 28% during the third quarter of 2025.

Segment Expenses

Operating expenses decreased 5% to $21.8 million during the third quarter of 2026 compared to $23.0 million during the third quarter of 2025, which was primarily due to the decrease in gross transaction volumes. As a percentage of segment revenues, operating expenses increased to 12% during the third quarter of 2026 compared to 11% during the third quarter of 2025.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the third quarter of 2026 was $33.2 million compared to $46.0 million in the third quarter of 2025. The decrease was primarily the result of the decrease in segment net revenue.

Corporate Expenses

Administrative expenses increased 13% to $66.7 million during the third quarter of 2026 compared to $58.8 million in the third quarter of 2025, primarily due to a full quarter of administrative expenses of H&T, increased variable compensation, general inflationary impacts and an 8% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America. As a percentage of revenue, administrative expenses were 6% in both the third quarter of 2026 and 2025.

Depreciation and amortization increased 9% to $16.0 million during the third quarter of 2026 compared to $14.7 million in the third quarter of 2025, primarily due to a full quarter of depreciation and amortization expenses of H&T during the third quarter of 2026.

Interest expense increased 17% to $37.7 million during the third quarter of 2026 compared to $32.2 million in the third quarter of 2025, primarily due to increased outstanding long-term debt balances. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 60% to $3.8 million during the third quarter of 2026 compared to $9.5 million in the third quarter of 2025, primarily due to significant one-time expenses incurred with the H&T Acquisition during the third quarter of 2025.

Operating Results for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following tables and related discussion set forth key operating and financial data for the Company’s operations by reporting segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 (in thousands).

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

	Nine Months Ended September 30, 2026
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$838,442	$514,092	$65,839	$—	$(1,295)	$1,417,078
Pawn loan fees	463,809	239,321	89,299	—	—	792,429
Leased merchandise income	—	—	—	348,743	—	348,743
Interest and fees on retail finance products	—	—	—	222,046	—	222,046
Wholesale scrap jewelry sales	199,530	106,454	131,170	—	—	437,154
Other revenue	—	—	10,056	—	—	10,056
Total revenue	1,501,781	859,867	296,364	570,789	(1,295)	3,227,506

Cost of revenue:
Cost of retail merchandise sold	477,416	335,170	46,047	—	(691)	857,942
Depreciation of leased merchandise	—	—	—	216,309	(487)	215,822
Provision for lease losses	—	—	—	71,462	(258)	71,204
Provision for loan losses	—	—	—	123,564	—	123,564
Cost of wholesale scrap jewelry sold	164,631	89,691	81,633	—	—	335,955
Other cost of revenue	—	—	1,425	—	—	1,425
Total cost of revenue	642,047	424,861	129,105	411,335	(1,436)	1,605,912

Net revenue	859,734	435,006	167,259	159,454	141	1,621,594

Expenses and other income:
Operating expenses	428,623	247,249	60,962	69,439	—	806,273
Administrative expenses	—	—	—	—	199,326	199,326
Depreciation and amortization	27,207	14,155	4,306	2,199	48,372	96,239
Interest expense	—	—	—	—	107,908	107,908
Interest income	—	—	—	—	(1,078)	(1,078)
Loss on foreign exchange	—	—	—	—	201	201
Merger and acquisition expenses	—	—	—	—	10,983	10,983
Other income, net	—	—	—	—	(9,055)	(9,055)
Total expenses and other income	455,830	261,404	65,268	71,638	356,657	1,210,797

Income (loss) before income taxes	$403,904	$173,602	$101,991	$87,816	$(356,516)	$410,797

	Nine Months Ended September 30, 2025
	U.S. Pawn	Latin America Pawn	U.K. Pawn	Retail POS Payment Solutions	Corporate/ Intersegment Eliminations	Consolidated
Revenue:
Retail merchandise sales	$754,106	$401,132	$14,066	$—	$(2,155)	$1,167,149
Pawn loan fees	407,763	180,996	15,022	—	—	603,781
Leased merchandise income	—	—	—	429,242	—	429,242
Interest and fees on retail finance products	—	—	—	231,171	—	231,171
Wholesale scrap jewelry sales	107,839	37,580	23,272	—	—	168,691
Other revenue	—	—	2,590	—	—	2,590
Total revenue	1,269,708	619,708	54,950	660,413	(2,155)	2,602,624

Cost of revenue:
Cost of retail merchandise sold	434,318	259,249	10,755	—	(1,149)	703,173
Depreciation of leased merchandise	—	—	—	243,925	(806)	243,119
Provision for lease losses	—	—	—	88,276	(251)	88,025
Provision for loan losses	—	—	—	118,468	—	118,468
Cost of wholesale scrap jewelry sold	92,009	31,770	14,700	—	—	138,479
Other cost of revenue	—	—	634	—	—	634
Total cost of revenue	526,327	291,019	26,089	450,669	(2,206)	1,291,898

Net revenue	743,381	328,689	28,861	209,744	51	1,310,726

Expenses and other income:
Operating expenses	395,790	196,158	10,225	71,434	—	673,607
Administrative expenses	—	—	—	—	166,631	166,631
Depreciation and amortization	24,155	13,173	742	2,091	40,239	80,400
Interest expense	—	—	—	—	86,024	86,024
Interest income	—	—	—	—	(2,664)	(2,664)
Gain on foreign exchange	—	—	—	—	(1,504)	(1,504)
Merger and acquisition expenses	—	—	—	—	12,711	12,711
Other income, net	—	—	—	—	(9,254)	(9,254)
Total expenses and other income	419,945	209,331	10,967	73,525	292,183	1,005,951

Income (loss) before income taxes	$323,436	$119,358	$17,894	$136,219	$(292,132)	$304,775

U.S. Pawn Segment
Merchandise Sales Operations

U.S. retail merchandise sales increased 11% to $838.4 million during the nine months ended September 30, 2026 compared to $754.1 million for the nine months ended September 30, 2025. Same-store retail sales increased 8% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in total and same-store retail sales was primarily due to continued strong demand for value priced merchandise and increased inventory levels during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The gross profit margin on retail merchandise sales in the U.S. was 43% during the nine months ended September 30, 2026 compared to 42% during the nine months ended September 30, 2025.

U.S. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 85% to $199.5 million during the nine months ended September 30, 2026 compared to $107.8 million during the nine months ended September 30, 2025. The scrap gross profit margin in the U.S. was 17% compared to the prior-year margin of 15%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Pawn Lending Operations

U.S. pawn loan fees increased 14% to $463.8 million during the nine months ended September 30, 2026 compared to $407.8 million for the nine months ended September 30, 2025. Same-store pawn loan fees increased 13% during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in total and same-store pawn loan fees was primarily due to the higher pawn receivable balances.

Segment Expenses

U.S. operating expenses increased 8% to $428.6 million during the nine months ended September 30, 2026 compared to $395.8 million during the nine months ended September 30, 2025 while same-store operating expenses increased 6% compared with the prior-year period. The increase in operating expenses was primarily due to increased labor and variable compensation expenses.

Segment Pre-Tax Operating Income

The U.S. segment pre-tax operating income for the nine months ended September 30, 2026 was $403.9 million, which generated a pre-tax segment operating margin of 27% compared to $323.4 million and 25% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

Latin America Pawn Segment

Latin America segment pre-tax operating income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 benefited from an 11% favorable change in the average value of the Mexican peso compared to the U.S. dollar. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

Latin America retail merchandise sales increased 28% (15% on a constant currency basis) to $514.1 million during the nine months ended September 30, 2026 compared to $401.1 million for the nine months ended September 30, 2025. Same-store retail sales also increased 28% (15% on a constant currency basis) during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase in constant currency total and same-store retail sales was primarily due to strong demand for value priced merchandise and increased inventory levels during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The gross profit margin on retail merchandise sales was 35% during both the nine months ended September 30, 2026 and 2025.

Latin America wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 183% to $106.5 million during the nine months ended September 30, 2026 compared to $37.6 million during the nine months ended September 30, 2025. The scrap gross profit margin in Latin America was 16% during the nine months ended September 30, 2026 compared to the prior-year margin of 15%. The increase in wholesale scrap jewelry revenue was primarily due to increases in pawn lending activity over the past several quarters, which created more forfeited collateral to scrap, and the increase in gold prices over the past year.

Pawn Lending Operations

Latin America pawn loan fees increased 32% (18% on a constant currency basis) totaling $239.3 million during the nine months ended September 30, 2026 compared to $181.0 million for the nine months ended September 30, 2025. Same-store pawn fees also increased 32% (18% on a constant currency basis) during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The constant currency increase in total and same-store pawn loan fees was primarily due to increased constant currency pawn receivables.

Segment Expenses

Operating expenses increased 26% (13% increase on a constant currency basis) to $247.2 million during the nine months ended September 30, 2026 compared to $196.2 million during the nine months ended September 30, 2025. Same-store operating expenses also increased 26% (13% increase on a constant currency basis) compared to the prior-year period. The constant currency increase in total and same-store operating expenses was primarily driven by general inflationary impacts and continued increases in the federally mandated minimum wage.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2026 was $173.6 million, which generated a pre-tax segment operating margin of 20% compared to $119.4 million and 19% in the prior year, respectively. The increase in the segment pre-tax operating income and margin reflected increased net revenue, partially offset by an increase in segment expenses.

U.K. Pawn Segment

On August 14, 2025, the Company completed the H&T Acquisition. The results of operations of the U.K. pawn segment for the nine months ended September 30, 2026 includes H&T’s results of operations for nine full months while the comparable prior-year period includes H&T’s results of operations for the H&T PY Partial Period, affecting comparability.

U.K. segment pre-tax operating income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 benefited from a 2% favorable change in the average value of the U.S. dollar compared to the British pound sterling. Constant currency results are non-GAAP financial measures, which exclude the effects of foreign currency translation and are calculated by translating current-year results at prior-year average exchange rates. See the “Constant Currency Results” section in “Non-GAAP Financial Information” below for additional discussion of constant currency operating results.

Merchandise Sales Operations

U.K. retail merchandise sales increased 368% (357% on a constant currency basis) to $65.8 million during the nine months ended September 30, 2026 compared to $14.1 million for the nine months ended September 30, 2025. The increase was primarily due to the H&T PY Partial Period. The gross profit margin on retail merchandise sales was 30% during the nine months ended September 30, 2026 compared to 24% during the nine months ended September 30, 2025. The increase in the retail gross margin was primarily due to increased gold prices compared to a year ago.

U.K. wholesale scrap jewelry revenue, consisting primarily of gold sales, increased 464% to $131.2 million during the nine months ended September 30, 2026 compared to $23.3 million during the nine months ended September 30, 2025. The increase was primarily due to the H&T PY Partial Period. The scrap gross profit margin in the U.K. was 38% for the nine months ended September 30, 2026 and 37% for the nine months ended September 30, 2025.

Pawn Lending Operations

U.K. pawn loan fees increased 494% (481% on a constant currency basis), totaling $89.3 million during the nine months ended September 30, 2026 compared to $15.0 million for the nine months ended September 30, 2025. The increase was primarily due to the H&T PY Partial Period.

Segment Expenses

Operating expenses increased 496% (483% on a constant currency basis) to $61.0 million during the nine months ended September 30, 2026 compared to $10.2 million during the nine months ended September 30, 2025. The increase was primarily due to the H&T PY Partial Period.

Segment Pre-Tax Operating Income

The segment pre-tax operating income for the nine months ended September 30, 2026 was $102.0 million, which generated a pre-tax segment operating margin of 34% compared to $17.9 million and 33% in the prior year, respectively. The increase in the segment pre-tax operating income was primarily due to the H&T PY Partial Period.

Retail POS Payment Solutions Segment

The following table details retail POS payment solutions gross transaction volumes originated during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Leased merchandise	$254,911	$309,594
Finance receivables (1)	423,401	435,217
Total gross transaction volume	$678,312	$744,811

(1)    For the nine months ended September 30, 2026 and 2025, includes $50.5 million and $10.4 million of OBS Loans, respectively.

The following table details certain retail POS payment solutions portfolio metrics for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	Nine Months Ended
	September 30,
	2026	2025
Leased merchandise portfolio metrics:
Provision rate (1)	28.0%	28.5%
Average monthly net charge-off rate (2)	6.5%	6.2%
Delinquency rate (3)	26.5%	25.5%

Finance receivables portfolio metrics:
Provision rate (1)	29.2%	27.2%
Average monthly net charge-off rate (2)	4.8%	4.8%
Delinquency rate (3)	22.8%	22.4%

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

LTO Operations

Leased merchandise income decreased 19% to $348.7 million during the nine months ended September 30, 2026 compared to $429.2 million for the nine months ended September 30, 2025, which was primarily due to lower average leased merchandise balances outstanding during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Depreciation of leased merchandise decreased 11% to $216.3 million during the nine months ended September 30, 2026 compared to $243.9 million during the nine months ended September 30, 2025, primarily due to the decrease in leased merchandise balances outstanding, partially offset by increased early buyout activity resulting in an increase in accelerated depreciation during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. As a percentage of leased merchandise income, depreciation of leased merchandise increased to 62% during the nine months ended September 30, 2026 from 57% during the nine months ended September 30, 2025.

Provision for lease losses decreased 19% to $71.5 million during the nine months ended September 30, 2026 compared to $88.3 million for the nine months ended September 30, 2025, which was primarily due to the 18% decrease in gross transaction volumes during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. As a percentage of gross transaction volume, the provision for lease losses decreased slightly to 28% during the nine months ended September 30, 2026 compared to 29% during the nine months ended September 30, 2025.

Retail Finance Operations

Interest and fees on retail finance products decreased 4% to $222.0 million during the nine months ended September 30, 2026 compared to $231.2 million for the nine months ended September 30, 2025. The decrease was primarily due to a slight decline in portfolio yield primarily as a result of AFF expanding its offerings and merchant relationships in certain services sector verticals over the past twelve months, some of which are provided at lower interest rates, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Provision for loan losses increased 4% to $123.6 million during the nine months ended September 30, 2026 compared to $118.5 million for the nine months ended September 30, 2025, which was primarily due to higher loan loss provisioning rates used during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, partially offset by the 3% decrease in gross transaction volumes. As a percentage of gross transaction volume, the provision for loan losses increased to 29% during the nine months ended September 30, 2026 compared to 27% during the nine months ended September 30, 2025.

Segment Expenses

Operating expenses decreased 3% to $69.4 million during the nine months ended September 30, 2026 compared to $71.4 million during the nine months ended September 30, 2025, which was primarily due to the decrease in gross transaction volumes. As a percentage of segment revenues, operating expenses increased to 12% during the nine months ended September 30, 2026 from 11% during the nine months ended September 30, 2025.

Segment Pre-Tax Operating Income

The retail POS payment solutions segment pre-tax operating income for the nine months ended September 30, 2026 was $87.8 million compared to $136.2 million in the nine months ended September 30, 2025. The decrease was primarily the result of the decrease in segment net revenue, partially offset by a decrease in operating expenses.

Corporate Expenses

Administrative expenses increased 20% to $199.3 million during the nine months ended September 30, 2026 compared to $166.6 million during the nine months ended September 30, 2025, primarily due to a full nine months of administrative expenses of H&T, increased variable compensation, general inflationary impacts, and an 11% change in the average value of the Mexican peso resulting in higher U.S. dollar translated administrative expenses in Latin America, partially offset by the $11.0 million CFPB litigation settlement accrued for in the second quarter of 2025. As a percentage of revenue, administrative expenses were 6% during both the nine months ended September 30, 2026 and 2025.

Depreciation and amortization increased 20% to $48.4 million during the nine months ended September 30, 2026 compared to $40.2 million in the nine months ended September 30, 2025, primarily due to a full nine months of depreciation and amortization expenses of H&T during the nine months ended September 30, 2026.

Interest expense increased 25% to $107.9 million during the nine months ended September 30, 2026 compared to $86.0 million for the nine months ended September 30, 2025, primarily due to increased outstanding long-term debt balances. See Note 8 of Notes to Consolidated Financial Statements and “Liquidity and Capital Resources.”

Merger and acquisition expenses decreased 14% to $11.0 million during the nine months ended September 30, 2026 compared to $12.7 million in the nine months ended September 30, 2025, primarily due to significant one-time expenses incurred with the H&T Acquisition during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2026, the Company opened three new stores and acquired 11 stores in the U.S., opened 16 new stores in Latin America, and opened 11 new stores and acquired one store in the U.K. The Company evaluates potential acquisitions based upon growth potential, purchase price, available liquidity, strategic fit and quality of management personnel, among other factors. Future store openings and acquisitions are subject to the Company’s ability to identify acquisition opportunities and new location sites in markets with attractive demographics and favorable regulatory environments.

In connection with the pending Ramsdens Acquisition, the Company expects to acquire the entire issued and to be issued share capital of Ramsdens by the end of 2026 by paying Ramsdens’ shareholders 675 pence per share in cash. The total equity value for the Ramsdens Acquisition is approximately £228.6 million ($303.7 million USD using GBP/USD exchange rate of 1.33).

The Company has also incurred, and expects to incur, additional costs, expenses and fees for professional services, financing and other transaction and integration costs in connection with the Ramsdens Acquisition and the H&T Acquisition. The substantial majority of these costs will be non-recurring expenses. The Company plans to finance the Ramsdens Acquisition and other transaction and integration costs with available funds under the Credit Facility and believes it has adequate capacity to borrow the necessary funds under the most restrictive covenants under its credit agreements.

Although viewed by management as a discretionary expenditure not required to operate its pawn stores, the Company may continue to strategically purchase real estate from its landlords at existing stores or in conjunction with pawn store acquisitions as opportunities arise at reasonable valuations. During the nine months ended September 30, 2026, the Company purchased the real estate at 37 store locations, primarily from landlords at existing stores, for a cumulative purchase price of $69.7 million. As of September 30, 2026, the Company owned the real estate at a total of 480 pawn locations, primarily in the U.S., along with its corporate headquarters building in Fort Worth, Texas.

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

Return of Capital to Shareholders

During the nine months ended September 30, 2026, the Company paid quarterly cash dividends to its shareholders totaling $55.1 million. In October 2026, the Company’s Board of Directors declared a $0.46 per share fourth quarter cash dividend on common shares outstanding, or an aggregate of $19.7 million based on the September 30, 2026 share count, to be paid on November 24, 2026 to stockholders of record as of November 13, 2026. While the Company currently expects to continue the payment of quarterly cash dividends, the amount, declaration and payment of cash dividends in the future (quarterly or otherwise) will be made by the Board of Directors, from time to time, subject to the Company’s financial condition, results of operations, business requirements, compliance with legal requirements, debt covenant restrictions and other relevant factors.

During the nine months ended September 30, 2026, the Company repurchased a total of 1,210,000 shares of common stock at an aggregate cost of $250.0 million and an average cost per share of $206.66. The Company incurred $2.5 million of excise taxes during the nine months ended September 30, 2026.

In July 2026, the Company completed its October 2025 share repurchase program, and the Board of Directors authorized a new share repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which $50.0 million remains available. The Company intends to continue repurchases under its active share repurchase program, including through open market transactions under trading plans in accordance with Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to a variety of factors, including, but not limited to, the level of cash balances, liquidity needs, credit availability, debt covenant restrictions, general business and economic conditions, regulatory requirements, the market price of the Company’s stock, the Company’s dividend policy and the availability of acquisitions or other alternative investment opportunities.

Sources of Liquidity

The Company regularly evaluates opportunities to optimize its capital structure, including through consideration of the issuance of debt or equity, to refinance existing debt and to enter into interest rate hedge transactions, such as interest rate swap agreements. As of September 30, 2026, the Company’s primary sources of liquidity were $203.2 million in cash and cash equivalents and $930.2 million of available and unused funds under the Company’s revolving unsecured credit facilities, subject to certain financial covenants (see Note 8 of Notes to Consolidated Financial Statements). During the nine months ended September 30, 2026, the Company repaid in full all outstanding amounts under its U.K. Credit Facility and U.K. Term Loans, and the related credit agreements were terminated. The Company had working capital of $1,637.2 million as of September 30, 2026.

The Company’s cash and cash equivalents as of September 30, 2026 included $62.9 million held by its foreign subsidiaries. These cash balances, which are primarily held in Mexican pesos and British pounds sterling, are associated with foreign earnings the Company has asserted are indefinitely reinvested and which the Company plans to use to support its continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of the Company’s foreign operations.

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

Cash Flows and Liquidity Metrics

The following tables set forth certain historical information with respect to the Company’s sources and uses of cash and other key indicators of liquidity (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flow provided by operating activities	$472,393	$379,297
Cash flow used in investing activities	$(306,686)	$(662,413)
Cash flow (used in) provided by financing activities	$(88,883)	$225,644

	As of September 30,
	2026	2025
Working capital	$1,637,242	$1,433,101
Current ratio	4.8:1	5.0:1

Cash Flow Provided by Operating Activities

Net cash provided by operating activities increased $93.1 million, or 25%, from $379.3 million for the nine months ended September 30, 2025 to $472.4 million for the nine months ended September 30, 2026 due to net changes in certain non-cash adjustments to reconcile net income to operating cash flow and net changes in other operating assets and liabilities (as detailed in the consolidated statements of cash flows) and an increase in net income of $76.1 million.

Cash Flow Used in Investing Activities

Net cash used in investing activities decreased $355.7 million, or 54%, from $662.4 million for the nine months ended September 30, 2025 to $306.7 million for the nine months ended September 30, 2026. Cash flows from investing activities are utilized primarily to fund pawn store acquisitions, purchase furniture, fixtures, equipment and improvements, which includes capital expenditures for improvements to existing stores and for new pawn store openings and other corporate assets, and discretionary purchases of store real property. In addition, cash flows related to the funding of new pawn loans, net of cash repayments and recovery of principal through the sale of inventories acquired from forfeiture of pawn collateral and changes in net finance receivables, are included in investing activities. The Company paid $56.0 million for furniture, fixtures, equipment and improvements and $69.7 million for discretionary pawn store real property purchases during the nine months ended September 30, 2026 compared to $37.4 million and $44.2 million in the prior-year period, respectively. The Company paid $21.1 million in cash related to pawn store acquisitions during the nine months ended September 30, 2026 compared to $406.9 million during the nine months ended September 30, 2025. The Company funded a net increase in pawn loans of $140.8 million during the nine months ended September 30, 2026 and funded a net increase of $98.7 million during the nine months ended September 30, 2025. The Company funded a net increase in finance receivables of $19.2 million during the nine months ended September 30, 2026 and funded a net increase of $75.2 million during the nine months ended September 30, 2025.

Cash Flow Used in Financing Activities

Net cash provided by financing activities decreased $314.5 million, or 139%, from net cash provided by financing activities of $225.6 million for the nine months ended September 30, 2025 to net cash used in financing activities of $88.9 million for the nine months ended September 30, 2026. Net payments on credit facilities were $444.5 million during the nine months ended September 30, 2026 compared to net borrowings of $374.3 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company received $750.0 million in proceeds from the offering of its 2034 Notes which were used to repay a portion of the outstanding balance on the Credit Facility, and to repay the U.K. Credit Facility in full and to repay the U.K. Term Loans in full, each of which were assumed as part of the H&T Acquisition in 2025, after payment of fees and expenses related to the offering. The Company paid debt issuance costs of $12.3 million during the nine months ended September 30, 2026. The Company paid $60.5 million to terminate the U.K. Term Loans and paid $4.2 million in related prepayment penalties. The Company funded $251.2 million of share repurchases during the nine months ended September 30, 2026 compared to $90.5 million during the nine months ended September 30, 2025. The Company paid dividends of $55.1 million during the nine months ended September 30, 2026 compared to $52.4 million during the nine months ended September 30, 2025. In addition, the Company paid withholding taxes of $11.2 million on net share settlements of restricted stock unit awards during the nine months ended September 30, 2026 compared to $5.8 million during the nine months ended September 30, 2025.

GOVERNMENTAL REGULATION

The Company’s pawn and retail POS payment solutions businesses are subject to significant regulation in all of the jurisdictions in which it operates. Existing regulations and regulatory developments are further and more completely described under “Governmental Regulation” in Part I, Item 1 of the Company’s 2025 Annual Report on Form 10-K filed with the SEC on February 9, 2026 and in subsequent documents filed with the SEC. There have been no changes to the significant regulation that the Company’s businesses are subject to that the Company believes would have a material impact on its businesses or results of operations from those described in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following table provides a reconciliation between net income and diluted earnings per share calculated in accordance with GAAP to adjusted net income and adjusted diluted earnings per share, which are shown net of tax (in thousands, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	In Thousands	In Thousands	Per Share	Per Share	In Thousands	In Thousands	Per Share	Per Share
Net income and diluted earnings per share, as reported	$101,152	$82,807	$2.33	$1.86	$302,321	$226,203	$6.89	$5.07
Adjustments, net of tax:
Merger and acquisition expenses	2,837	8,513	0.07	0.19	8,254	11,001	0.19	0.25
Amortization of acquired intangible assets	11,423	10,613	0.26	0.24	34,531	29,129	0.79	0.65
CFPB litigation settlement	—	—	—	—	—	9,390	—	0.21
Other expense (income), net	769	(1,300)	0.02	(0.03)	237	(2,691)	—	(0.06)
Adjusted net income and diluted earnings per share	$116,181	$100,633	$2.68	$2.26	$345,343	$273,032	$7.87	$6.12

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Net income	$101,152	$82,807	$302,321	$226,203	$406,493	$309,750
Income taxes	37,515	29,672	108,476	78,572	147,092	104,558
Depreciation and amortization (1)	32,283	29,034	96,239	80,400	127,645	106,834
Interest expense	37,678	32,216	107,908	86,024	143,177	113,221
Interest income	(434)	(908)	(1,078)	(2,664)	(1,349)	(3,192)
EBITDA	208,194	172,821	613,866	468,535	823,058	631,171
Adjustments:
Merger and acquisition expenses	3,760	9,472	10,983	12,711	12,641	12,753
CFPB litigation settlement	—	—	—	11,000	—	11,000
Other expense (income), net	1,054	(1,739)	221	(3,683)	(803)	(676)
Adjusted EBITDA	$213,008	$180,554	$625,070	$488,563	$834,896	$654,248

(1)Includes $14.9 million, $45.1 million and $60.7 million of amortization expense related to identifiable intangible assets for the three months, nine months and trailing twelve months ended September 30, 2026, respectively. Includes $13.8 million, $37.9 million and $50.3 million of amortization expense related to identifiable intangible assets for the three months, nine months and trailing twelve months ended September 30, 2025, respectively.

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

					Trailing Twelve
	Three Months Ended		Nine Months Ended		Months Ended
	September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025
Cash flow from operating activities	$141,988	$135,803	$472,393	$379,297	$679,038	$577,446
Cash flow from certain investing activities:
Pawn loans made	(666,476)	(523,115)	(1,995,764)	(1,416,821)	(2,673,171)	(1,851,035)
Pawn loans repaid	366,958	269,868	1,143,076	800,966	1,539,148	1,055,542
Recovery of pawn loan principal through sale of forfeited collateral	306,785	185,106	711,909	517,122	954,120	694,484
Investments in finance receivables	(87,180)	(103,343)	(283,490)	(338,295)	(385,771)	(473,397)
Proceeds from finance receivables	82,491	84,164	264,339	263,139	343,472	345,113
Purchases of furniture, fixtures, equipment and improvements	(18,090)	(11,553)	(55,954)	(37,419)	(73,441)	(49,632)
Free cash flow	126,476	36,930	256,509	167,989	383,395	298,521
Merger and acquisition expenses paid, net of tax benefit	2,837	8,513	8,254	11,001	9,524	11,032
Adjusted free cash flow	$129,313	$45,443	$264,763	$178,990	$392,919	$309,553

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

The following table presents operating results for the Latin America pawn segment using the exchange rate from the prior-year comparable periods (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
		Currency	Constant		Currency	Constant
	U.S.	Exchange	Currency	U.S.	Exchange	Currency
	Dollar	Rate	Basis	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)	Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$179,935	$(12,846)	$167,089	$514,092	$(53,251)	$460,841
Pawn loan fees	83,103	(5,953)	77,150	239,321	(24,859)	214,462
Wholesale scrap jewelry sales	47,668	—	47,668	106,454	—	106,454
Total revenue	310,706	(18,799)	291,907	859,867	(78,110)	781,757

Cost of revenue:
Cost of retail merchandise sold	117,341	(8,346)	108,995	335,170	(34,561)	300,609
Cost of wholesale scrap jewelry sold	39,884	(2,914)	36,970	89,691	(9,535)	80,156
Total cost of revenue	157,225	(11,260)	145,965	424,861	(44,096)	380,765

Net revenue	153,481	(7,539)	145,942	435,006	(34,014)	400,992

Segment expenses:
Operating expenses	84,341	(5,893)	78,448	247,249	(24,963)	222,286
Depreciation	4,568	(315)	4,253	14,155	(1,395)	12,760
Total segment expenses	88,909	(6,208)	82,701	261,404	(26,358)	235,046

Segment pre-tax operating income	$64,572	$(1,331)	$63,241	$173,602	$(7,656)	$165,946

The following table presents earning assets for the Latin America pawn segment using the exchange rate from the prior-year comparable period (in thousands):

	As of September 30, 2026
		Currency	Constant
	U.S.	Exchange	Currency
	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$205,484	$(5,852)	$199,632
Inventories	155,690	(4,433)	151,257
	$361,174	$(10,285)	$350,889

The following table presents operating results for the U.K. pawn segment using the exchange rate from the respective H&T PY Partial Period (in thousands):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
		Currency	Constant		Currency	Constant
	U.S.	Exchange	Currency	U.S.	Exchange	Currency
	Dollar	Rate	Basis	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)	Basis	Fluctuations	(Non-GAAP)
Revenue:
Retail merchandise sales	$22,527	$64	$22,591	$65,839	$(1,488)	$64,351
Pawn loan fees	28,248	80	28,328	89,299	(2,019)	87,280
Wholesale scrap jewelry sales	45,046	—	45,046	131,170	—	131,170
Other revenue	3,549	10	3,559	10,056	(227)	9,829
Total revenue	99,370	154	99,524	296,364	(3,734)	292,630

Cost of revenue:
Cost of retail merchandise sold	15,161	43	15,204	46,047	(1,041)	45,006
Cost of wholesale scrap jewelry sold	32,703	93	32,796	81,633	(1,846)	79,787
Other cost of revenue	267	1	268	1,425	(32)	1,393
Total cost of revenue	48,131	137	48,268	129,105	(2,919)	126,186

Net revenue	51,239	17	51,256	167,259	(815)	166,444

Segment expenses:
Operating expenses	20,529	58	20,587	60,962	(1,374)	59,588
Depreciation and amortization	1,510	4	1,514	4,306	(97)	4,209
Total segment expenses	22,039	62	22,101	65,268	(1,471)	63,797

Segment pre-tax operating income	$29,200	$(45)	$29,155	$101,991	$656	$102,647

The following table presents earning assets for the U.K. pawn segment using the exchange rate from the prior-year comparable period (in thousands):

	As of September 30, 2026
		Currency	Constant
	U.S.	Exchange	Currency
	Dollar	Rate	Basis
	Basis	Fluctuations	(Non-GAAP)
Earning assets:
Pawn loans	$214,941	$2,865	$217,806
Inventories	106,628	1,421	108,049
	$321,569	$4,286	$325,855

The following table provides exchange rates for the Mexican peso, Guatemalan quetzal, Colombian peso and British pound sterling for the current and prior-year periods:

	September 30,		Favorable /
	2026	2025	(Unfavorable)
U.S. dollar / Mexican peso exchange rate:
End-of-period	17.8	18.4	3%
Three months ended	17.2	18.6	8%
Nine months ended	17.4	19.5	11%

U.S. dollar / Guatemalan quetzal exchange rate:
End-of-period	7.6	7.7	1%
Three months ended	7.6	7.7	1%
Nine months ended	7.6	7.7	1%

U.S. dollar / Colombian peso exchange rate:
End-of-period	3,341	3,901	14%
Three months ended	3,193	4,003	20%
Nine months ended	3,501	4,131	15%

British pound sterling / U.S. dollar exchange rate:
End-of-period	1.33	1.35	(1)%
Three months ended	1.34	1.35	(1)%
Nine months ended	1.34	1.31	2%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company’s operations result primarily from changes in interest rates, gold prices and foreign currency exchange rates and are described in detail in the Company’s 2025 Annual Report on Form 10-K. The impact of current-year fluctuations in foreign currency exchange rates, in particular, is further discussed in Part I, Item 2 herein. The Company does not engage in speculative or leveraged transactions, nor does it hold or issue financial instruments for trading purposes. There have been no material changes to the Company’s exposure to market risks since December 31, 2025.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were designed at a reasonable assurance level and were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently in the process of integrating H&T into its assessment of its internal control over financial reporting for the year ending December 31, 2026.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 9 - Commitments and Contingencies of Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report which is incorporated into this Part II, Item 1 by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases made by the Company of shares of its common stock during the three months ended September 30, 2026 (dollars in thousands, except per share amounts):

	Total Number Of Shares Purchased	Average Price Paid Per Share (1)	Total Number Of Shares Purchased As Part Of Publicly Announced Plans (2)	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans (1) (2)
July 1 through July 31, 2026	426,841	$207.59	426,841	$84,785
August 1 through August 31, 2026	164,581	211.35	164,581	50,000
September 1 through September 30, 2026	—	—	—	50,000
Total	591,422	208.64	591,422

(1)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. During the three months ended September 30, 2026, the Company reflected the applicable excise tax in treasury stock as part of the cost basis of the stock repurchased and recorded a corresponding liability for the excise taxes payable in accounts payable and accrued liabilities on the consolidated balance sheet. All dollar amounts presented exclude such excise taxes.

(2)In July 2026, the Company completed its October 2025 share repurchase program, and the Board of Directors authorized a new share repurchase program for up to $150.0 million of the Company’s outstanding common stock, of which $50.0 million remains available. The July 2026 share repurchase program does not prescribe an expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans and Other Non-Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the three months ended September 30, 2026, except as follows:

On August 17, 2026, Rick L. Wessel, Vice Chairman of the Board and Chief Executive Officer, adopted a written plan for the sale of up to 60,719 shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan will expire on August 19, 2027, or on any earlier date on which all of the shares have been sold.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Formation of FirstCash Holdings, Inc.	8-K	001-10960	3.1	06/18/2026
3.2	Amended and Restated Bylaws of FirstCash Holdings, Inc.	8-K	001-10960	3.2	06/18/2026
10.1	Tenth Amendment to Amended and Restated Credit Agreement, dated August 27, 2026, between FirstCash Holdings, Inc., FirstCash, Inc., Chess Holdco Limited, Chess Bidco Limited, certain subsidiaries of the borrowers from time to time party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-10960	10.1	08/31/2026
31.1	Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by Rick L. Wessel, Chief Executive Officer					X
31.2	Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act, provided by R. Douglas Orr, Chief Financial Officer					X
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by Rick L. Wessel, Chief Executive Officer					X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, provided by R. Douglas Orr, Chief Financial Officer					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 26, 2026	FIRSTCASH HOLDINGS, INC.
(Registrant)

/s/ RICK L. WESSEL
Rick L. Wessel
Chief Executive Officer
(On behalf of the Registrant)

/s/ R. DOUGLAS ORR
R. Douglas Orr
Executive Vice President and Chief Financial Officer
(As Principal Financial Officer)

/s/ BRIAN D. HOSTETLER
Brian D. Hostetler
Senior Vice President and Chief Accounting Officer
(As Principal Accounting Officer)